Form 10QSB
period 2004-09-30
SmartPros Ltd.
filed 2004-11-15
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                        Commission File Number 001-32300

                                 SMARTPROS LTD.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                           13-4100476
           ---------                                           ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                   12 Skyline Drive, Hawthorne, New York 10532
                   -------------------------------------------
                     (Address of principal executive office)

                                 (914) 345-2620
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes |_| No |X|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, there were 5,090,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                               September 30, 2004

                                TABLE OF CONTENTS
                                                                                                       PAGE
PART I - FINANCIAL INFORMATION
         Item 1.  Interim Condensed Consolidated Financial Statements
                  (unaudited)                                                                             3

                  Balance Sheet - September 30, 2004                                                      3

                  Statements of Operations for the three and nine
                  month periods ended September 30, 2003 and 2004                                         4

                  Statements of Cash Flows for the nine month
                  periods ended June 30, 2003 and 2004                                                    5

                  Notes to Interim Condensed Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                              10

         Item 3.  Controls and Procedures                                                                23

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                            23

         Item 3.  Defaults Upon Senior Securities                                                        23

         Item 4.  Submission of Matters to a Vote of Security Holders                                    23

         Item 5.  Other Information                                                                      24

         Item 6. Exhibits                                                                                24

SIGNATURES                                                                                               24


                                        FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein refer to SmartPros Ltd., a Delaware corporation, and its predecessors.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                                      2004                      2003
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    874,349                $    546,993
   Accounts receivable, net of allowance for doubtful accounts
      of $69,184 and $78,357                                                         957,914                     662,368
   Prepaid expenses and other current assets                                         654,054                     128,580
                                                                                ------------                ------------
          TOTAL CURRENT ASSETS                                                     2,486,317                   1,337,941

Property and equipment, net                                                          595,715                     753,435

Goodwill                                                                              53,434                      53,434
Intangible assets, net                                                             2,438,675                   2,679,503
Other assets, including restricted cash of $150,000                                  303,183                     357,881
                                                                                ------------                ------------
                                                                                   2,795,292                   3,090,818
                                                                                ------------                ------------
                                                                                $  5,877,324                $  5,182,194
                                                                                ============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Note payable for treasury stock                                              $      6,000                $     60,000
   Current maturities of long-term debt                                              266,000                     282,004
   Current maturities of capital lease obligations                                    63,173                      75,340
   Accounts payable                                                                  458,641                     581,950
   Accrued expenses                                                                  928,949                     500,988
   Deferred revenue                                                                3,581,190                   3,415,224
                                                                                ------------                ------------
                                    TOTAL CURRENT LIABILITIES                      5,303,953                   4,915,506
                                                                                ------------                ------------

Long-Term Liabilities:
   Long-term debt, less current maturities                                           221,003                     400,999
   Obligations under capital leases, less current maturities                          76,255                      91,873
   Other-long-term liabilities                                                       146,349                     146,349
                                                                                ------------                ------------
                                   TOTAL LONG-TERM LIABILITIES                       443,607                     639,221
                                                                                ------------                ------------

Commitments and contingencies
Stockholders' equity (deficit):
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares,
      14,979 issued and outstanding actual
                                                                                          15                          15
   Common stock, $.0001 par value, authorized 30,000,000 shares, 2,638,484, shares issued and 2,580,478 shares outstanding (restated)
                                                                                         264                         264
   Common stock in treasury, at cost - 58,006 shares (restated)                     (220,000)                   (220,000)
   Additional paid-in capital                                                     10,213,459                  10,213,459
   Accumulated (deficit)                                                          (9,663,974)                (10,166,271)
                                                                                ------------                ------------
                                                                                     329,764                    (172,533)
Note receivable from stockholder                                                    (200,000)                   (200,000)
                                                                                ------------                ------------
                              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   129,764                    (372,533)
                                                                                ------------                ------------

                                                                                $  5,877,324                $  5,182,194
                                                                                ============                ============

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ----------------------------------------------------------------------
                                                                   2004               2003              2004               2003
------------------------------------------------------------------------------------------------------------------------------------

Net revenues                                                   $ 7,464,787        $ 6,454,836        $ 2,872,491        $ 2,131,892
Cost of revenues                                                 2,879,028          2,835,190          1,192,040          1,012,083
                                                               -----------        -----------        -----------        -----------
                          GROSS PROFIT                           4,585,759          3,619,646          1,680,451          1,119,809
                                                               -----------        -----------        -----------        -----------

Operating expenses:
   Selling, general and administrative                           3,524,250          3,420,297          1,168,841          1,124,844
   Depreciation and amortization                                   516,858            501,246            170,632            169,831
                                                               -----------        -----------        -----------        -----------
                                                                 4,041,108          3,921,543          1,339,473          1,294,675
                                                               -----------        -----------        -----------        -----------

          OPERATING INCOME (LOSS)                                  544,651           (301,897)           340,978           (174,866)
                                                               -----------        -----------        -----------        -----------

Other income (expense):
   Interest income                                                  11,298             12,510              3,980              4,477
   Interest expense                                                (54,970)           (68,125)           (18,195)           (18,662)
                                                               -----------        -----------        -----------        -----------
                                                                   (43,672)           (55,615)           (14,215)           (14,185)
                                                               -----------        -----------        -----------        -----------

          INCOME (LOSS) BEFORE PROVISION FOR
             INCOME TAXES                                          500,979           (357,512)           326,763           (189,051)

Provision for income taxes                                              --                 --                 --                 --

          NET INCOME (LOSS)                                    $   500,979        $  (357,512)       $   326,763        $  (189,051)
                                                               ===========        ===========        ===========        ===========


   Net income (loss) per common share:
   Basic                                                       $       .19        $      (.14)       $       .13        $      (.07)
                                                               ===========        ===========        ===========        ===========


   Diluted                                                     $       .15        $      (.14)       $       .10        $      (.07)
                                                               ===========        ===========        ===========        ===========

   Weighted average number of shares:
   Basic                                                         2,580,478          2,610,514          2,580,478          2,610,514
                                                               ===========        ===========        ===========        ===========

   Diluted                                                       3,244,262          2,610,514          3,244,262          2,610,514
                                                               ===========        ===========        ===========        ===========

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SMARTPROS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                       FOR THE NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                   ---------------------------------
                                                                                                         2004               2003
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                                                                   $ 500,979          $(357,512)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                                      516,858            501,246
      (Increase) decrease in:
         Accounts receivable                                                                            (295,546)           261,020
         Prepaid expenses and other current assets                                                      (525,474)           (90,781)

         Other assets                                                                                     10,684                --

      Increase (decrease) in:
        Accounts payable and accrued expenses                                                            304,652            (12,320)
        Deferred revenue                                                                                 165,966            174,977
                                 Other long-term liabilities                                                 --               9,849
                                                                                                       ---------          ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      678,119            486,479
                                                                                                       ---------          ---------

Cash flows from investing activities:
   Purchase of equipment                                                                                 (72,978)          (287,780)
                           Cash paid for business acquisition                                              --             (104,950)
                                                                                                       ---------          ---------
                            NET CASH (USED IN) INVESTING ACTIVITIES                                      (72,978)          (392,730)
                                                                                                       ---------          ---------

Cash flows from financing activities:
   Payments of note payable - treasury stock                                                             (54,000)              --
   Proceeds from issuance of long-term debt                                                                  --             100,000
   Proceeds from equipment financing                                                                      36,174            118,432
   Payments of long-term debt                                                                           (196,000)          (216,665)
   Payments under capital lease obligations                                                              (63,959)           (24,500)
                                                                                                       ---------          ---------
                            NET CASH (USED IN) FINANCING ACTIVITIES                                     (277,785)           (22,733)
                                                                                                       ---------          ---------

          NET INCREASE IN CASH                                                                           327,356             71,016

Cash and cash equivalents at beginning of period                                                         546,993            362,943
                                                                                                       ---------          ---------
Cash and cash equivalents at end of period                                                             $ 874,349          $ 433,959
                                                                                                       =========          =========

Supplemental disclosure:
   Interest paid                                                                                       $  54,025          $  66,370
                                                                                                       =========          =========

Supplemental disclosure of noncash investing and financing activities:
   Equipment purchased under capital leases                                                            $  33,728          $ 118,432
                                                                                                       =========          =========

See Notes to Condensed Consolidated Financial Statements (Unaudited).

SMARTPROS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company"), included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto included in the Company's Form SB-2 registration statement filed with the United States Securities and Exchange Commission. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year. The condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary, Working Values Ltd., since its inception (April 2003). All material inter-company accounts and transactions have been eliminated.

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants and financial managers, accountants in public practice. In addition, the Company also produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary the Company also develops various programs on governance, compliance and ethics for corporations. SmartPros also produces custom videos and rents out its studios. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment.

     PRO FORMA PRESENTATION

     Unaudited pro forma net income per common share, assuming the conversion of the Company's outstanding Series A Convertible Preferred Stock (the "Convertible Preferred Stock") into 619,522 shares common stock, is shown below. The Convertible Preferred Stock, converted into Common Stock simultaneously with the Company's initial public offering in October 2004, is treated as having been converted into Common Stock at the dates of original issuance. Unaudited pro forma net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the calculations where the effect of their inclusion would be dilutive.


                                                                     FOR THE NINE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ----------------------------------------------------------------
                                                                        2004             2003             2004              2003

Net income (loss)                                                  $    500,979     $  (357,512)     $   326,763      $    (189,051)
                                                                   ============     ===========      ===========      =============

Pro forma basic income (loss) per common share                     $        .16     $      (.11)     $       .10      $        (.06)
                                                                   ============     ===========      ===========      =============
Pro forma basic income (loss) per common share                     $        .16     $      (.11)     $       .10      $        (.06)
                                                                   ============     ===========      ===========      =============
Pro forma basic weighted average common shares
  outstanding                                                         3,200,000       3,230,036        3,200,000          3,230,036
                                                                   ============     ===========      ===========      =============
Pro forma diluted weighted average common shares
  outstanding                                                         3,244,262       3,230,036        3,244,262          3,230,036
                                                                   ============     ===========      ===========      =============

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         The Company recognizes revenues from its subscription services as earned. Video subscriptions are generally billed on an annual basis, while on-line subscriptions are paid by credit card at point of sale. Both of these types of sales are deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription, which is generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as web-site design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, such services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts is assured.

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization period is three years. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work are charged to expense as incurred. Included in other assets at September 30, 2004 are capitalized course costs of $135,987, net of accumulated amortization of $45,329.

         DEFERRED REVENUE

         Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a monthly, straight-line basis, as earned. Deferred revenue related to website design and video production services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

         CAPITAL STOCK

         On September 10, 2004, the Company filed an amendment to its Certificate of Incorporation, effecting a reverse stock split in which each issued share of Common Stock was converted into 0.5169925 new shares. The financial statements reflect this reverse split.

         EARNINGS (LOSS) PER SHARE

         Basic earnings per common share is net income (loss) divided by the weighted average number of common shares outstanding during the year. Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and Convertible Preferred Stock. Diluted earnings per share is computed using the weighted average number of Common and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 663,784 for the period ended September 30, 2004 include the Company's Convertible Preferred Stock, stock options and warrants that are dilutive. Common Stock equivalent shares of 298,255 have not been included in the computation because their inclusion would be anti-dilutive. Common Stock equivalent

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

shares of 1,009,917 for the period ended September 30, 2003, including the Company's Convertible Preferred Stock, stock options and warrants, are excluded from the computation because the effect of their inclusion would be antidilutive.

         DEFERRED STOCK ISSUANCE COSTS

         Deferred stock issuance costs represent costs incurred in connection with the Company's initial public offering, which was effective in October 2004 (Note 7). Proceeds from the offering will be reduced by these costs. Included in prepaid expenses and other current assets at September 30, 2004 are deferred stock issuance costs of $559,306.

         STOCK-BASED COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying Common Stock at date of grant.

         The following table illustrates the effect on net loss and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation":

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                                                 ------------------------------        -----------------------------
                                                                     2004              2003               2004              2003
                                                                 ------------------------------        -----------------------------

Net income (loss) as reported                                     $  326,763       $   (189,051)       $  500,979       $  (357,512)

Deduct: Stock-based compensation expense
        determined under fair value-based method                      39,038             40,458           117,114           121,374
                                                                  ----------       ------------        ----------       -----------

Pro forma net income (loss)                                       $  287,725       $   (229,509)       $  383,865       $  (478,886)
                                                                  ==========       ============        ==========       ===========

Basic earnings (loss) per share, as reported                      $      .13       $       (.07)       $      .19       $      (.14)
                                                                  ==========       ============        ==========       ===========


Diluted earnings (loss) per share, as reported                    $      .10       $       (.07)       $      .15       $      (.14)
                                                                  ==========       ============        ==========       ===========


Pro forma basic earnings (loss) per share                         $      .11       $       (.09)       $      .15       $      (.18)
                                                                  ==========       ============        ==========       ===========

Pro forma diluted earnings (loss) per share                       $      .09       $       (.09)       $      .12       $      (.18)
                                                                  ==========       ============        ==========       ===========



         The fair value of options granted in 2003 were estimated on the date of grant using the Black-Scholes Option Pricing model with an average assumed risk-free interest rate of 4.0%, an average expected life of 10 years, an expected volatility of close to zero and the assumption that no dividends will be paid. The weighted average fair value per option of options granted during 2003 was $.90. There were no option grants in 2004.


NOTE 3. ACQUISITION

         Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2003 as if Working Values had commenced operations as of January 1, 2003 is as follows:

Revenue                                                             $ 6,710,836
Net loss                                                            $  (462,828)
Pro forma basic and diluted earnings per share                      $      (.18)

NOTE 4. STOCK OPTION PLAN

         The 1999 Stock Option Plan (the "Plan"), as amended, provides for the grant of incentive or non-qualified stock options for the purchase of Common Stock for up to 882,319 shares to employees, directors and consultants. The Plan is currently administered by the Compensation Committee established by the Company's Board of Directors, which determines the terms of options including the exercise price, expiration date, number of shares and vesting provisions.

         A summary of all stock option activity for the nine months ended September 30, 2004 is as follows:

                                                                                       WEIGHTED
                                                NUMBER             EXERCISE             AVERAGE
                                              OF OPTIONS            PRICE           EXERCISE PRICE
                                            ---------------------------------------------------------

Outstanding at December 31, 2003                 377,441     $   2.15 - $ 32.13         $   4.75
                                                             ==================         ========

Options cancelled                                 (9,305)               $  5.32         $   5.32
                                            ------------                =======         ========

Outstanding at September 30, 2004                368,136     $   2.15 - $ 32.13         $   4.75
                                             ===========     ==================         ========

Exercisable at September 30, 2004                327,229     $   2.15 - $ 32.13         $   4.37
                                            ============     ==================         ========



NOTE 5. RESTRUCTURING CHARGE

         The Company closed its California technology center in August 2001. At the time, the Company evaluated the costs to be incurred with respect to the closure of the facility to be $245,883. In May 2004, the Company elected to terminate this lease effective July 31, 2004. In connection therewith, it paid a lease cancellation fee of $93,000, which had previously been accrued.

NOTE 6. STOCK GRANTS

         On August 3, 2004 the Board of Directors authorized the issuance of 40,000 shares of common stock to its Chief Executive Officer. Of the 40,000 shares to be issued, 10,000 shares vested immediately on the date of the Company's initial public offering (October 19, 2004) and 10,000 shares will vest on each of the first, second and third anniversary dates of the offering. The Chief Executive Officer will be entitled to vote the shares and will be entitled to dividends, if any. If the Chief Executive Officer terminates his employment voluntarily or the Company terminates for cause, any unvested shares will be forfeited. In the case of termination without cause, death or disability or change in control, any unvested shares will immediately vest.

NOTE 7. PUBLIC OFFERING

         On October 19, 2004, a registration statement previously filed by the Company was declared effective by the United States Securities and Exchange Commission. The registration statement covered the sale of 600,000 units at an initial public offering price of $12.75 per unit, or $7,650,000 in the aggregate. Each unit consists of three shares of Common Stock and warrants to purchase one and one-half shares of Common Stock at an exercise price of $7.125. In addition, the underwriter has an option to purchase an additional 90,000 units to cover over-allotments, which option expires December 3, 2004. The underwriter purchased the units from the Company at an 8% discount from the public offering price and received a non-accountable expense allowance equal to 3% of the total offering. The underwriter also received a warrant to purchase 60,000 units at a price equal to $15.30 per unit. The Company estimates the net proceeds from the offering will be approximately $6.1 million, which will be used to repay debt, to develop new content, for capital expenditures and for working capital and general corporate purposes.

         On the effective date of the offering, the Convertible Preferred Stock was converted into 619,522 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         We provide learning solutions for accounting/finance and engineering professionals, as well as ethics and compliance training for the general corporate community. We offer "off-the-shelf" courses and custom designed programs with delivery methods suited to the specific needs of our clients. Our customers include approximately half of the Fortune 500 companies and a large number of midsize and small companies.

         Our learning solutions for professionals are designed to meet the initial and ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet these standards and adhere to the requirements of all state boards of accountancy as well as those of the American Institute of Certified Public Accountants, Institute of Management Accountants, Institute of Internal Auditors, the Association of Finance Professionals and the Association of Government Accountants. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers and the Project Management Institute. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations, as well as generally accepted codes of conduct. So, for example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002 and the U.S. Federal Sentencing Guidelines, as well laws addressing workplace misconduct such as harassment.

         Our products are available in one or more of the following formats: print, videotapes and digital. Digital format can be delivered on CD-ROM, DVD or over the Internet. The Internet has become our fastest growing delivery channel, attracting new and existing subscribers. This has had a positive effect on our revenue as well as our gross margins since online sales eliminate the cost for materials, i.e., videotapes, boxes and shipping.

         We believe that our learning solutions effectively address the needs of professionals and companies seeking comprehensive learning resources for themselves and their employees. Our solutions are flexible, cost-efficient and easy to use. They alleviate many of the inefficiencies associated with traditional classroom training, such as travel costs, scheduling difficulties and opportunity costs. In addition, we also offer our clients a learning content management system, which allows the professionals and their employers to track usage and performance.

         Our objective is to become a leading provider of continuing professional education and corporate training solutions in the United States. Our growth strategy contemplates acquiring other companies that provide learning solutions or their assets, which would enable ns to expand our presence in the markets we currently serve or enter into new markets. There are a number of factors that make our acquisition strategy viable. We believe that many of the companies currently providing learning solutions are small and under-capitalized. Also, our senior management team includes experienced mergers and acquisition executives who have demonstrated an ability to identify and acquire companies that have enhanced our product offerings and provided us with a platform for future growth. Finally, we just completed an initial public offering, which gives us both cash and a marketable security to use as transaction currency. At the present time, we have no agreements or commitments for any acquisitions. We cannot assure you that we will successfully complete any acquisitions.

         Accounting/finance continuing professional education was our original market. This market covers corporate accountants and financial managers as well as accountants in public practice. Initially, our accounting/finance programs were delivered on videotape. In 1998, we recognized that, to remain competitive, we would have to make our products available in digital format for distribution over the Internet and corporate intranets. Towards that end, we hired information technology professionals to build a new media department that, among other things, would convert our programs to digital format for online delivery and who would oversee the development of a learning content management system.

         To take advantage of financing opportunities that were then available to technology companies, we were advised to pursue an acquisition strategy that focused on building revenues and diversifying into new markets. Based on assurances we received from a specific financing source, we identified several viable acquisition targets, including Virtual Education Corporation, or VEC, a provider of license preparation and continuing professional development programs for engineers. However, the dynamics of the capital markets changed and our financing source was unable to raise any funds. At that point, we had already consummated our acquisition of VEC.

         The acquisition of VEC put a tremendous strain on our internal capital resources. Although our accounting division continued to grow and generate operating profits, overall we began losing money. In the four-year period beginning in 2000 and ending in 2003, we generated over $10 million of losses. In 2001, we hired a new chief executive officer, Allen S. Greene, who had been the chief operating officer of a publicly traded specialty finance company. Since becoming our CEO, Mr. Greene has successfully refocused on our core competencies, cut overhead, substantially reduced debt and raised additional equity capital. By the end of 2003, we had narrowed our annual losses to $315,000 and were EBITDA positive for the second consecutive year. We reported an operating profit for the first quarter of 2004 and reported net income for the three- and six-month periods ended June 30, 2004 and for the three- and nine-month periods ended September 30, 2004. For the nine months ended September 30, 2004 we reported a net profit of approximately $501,000 and earnings before interest, taxes, depreciation and amortization exceeded $1 million

         Since 2001, we have successfully completed two key acquisitions. First, in May 2001, we acquired substantially all of the assets of Pro2Net. In so doing, we acquired a library of "how to" programs, a functional learning content management system that we could market with our programs, customer lists, trade names and computer hardware. As a result, we were able to terminate a contract with a third party to develop a learning content management system, saving us approximately $2 million in development costs. Our ability to provide the value-added services represented by the learning management system is, we believe, key to our recent revenue growth and future success.

         Second, in April 2003, we acquired a library of custom-designed integrity-based courses and other assets from Working Values Group Ltd., a company that specialized in building custom-designed learning solutions for the general corporate community using traditional and alternative instructional techniques. As part of the transaction, we also hired the development team from Working Values Group. With the increased focus on corporate governance and ethics and the passage of the Sarbanes-Oxley Act of 2002 along with new rules and regulations adopted by the national stock exchanges and markets, we believe that there is a significant growth opportunity in supplying training that addresses corporate culture as a significant risk factor.

         The aggregate purchase price for the assets we acquired in these transactions was $1.1 million in cash, stock (based on the value at the time of the acquisition) and assumption of liabilities. In comparison, the sellers of these assets had collectively raised more than $30 million to develop these assets and fund their operations.

         We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, i.e., accounting/finance, engineering, Working Values and video production and e-commerce. (ii) online sales, (iii) cash flows and (iv) EBITDA.

         Some of the most significant trends affecting our business are the following:

    o The increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive.

    o The plethora of new laws and regulations affecting the conduct of business and the relationship between a corporation and its employees.

    o The increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and train employees.

    o The development and acceptance of the Internet as a delivery channel for the types of products and services we offer.

         Limited capital and the lack of a marketable security have retarded our growth. With the successful completion of our initial public offering in October 2004, these limitations have been alleviated. We believe that the most effective way for us to increase our rate of growth will be to use our capital and publicly traded stock to make acquisitions and that many acquisition opportunities will be available to us. We frequently receive notice of acquisition opportunities, which we attribute to a number of factors, including the highly fragmented nature of the industry in which we operate and our size and our reputation. In addition, we may engage brokers, bankers and/or finders to help us identify suitable acquisition opportunities.

         We intend to focus on acquisitions that will allow us increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

         There are many risks involved with acquisitions, some of which are discussed below under the caption "Risk Factors." These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisitions opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared according to accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition.

REVENUES

         Most of our revenue is in the form of subscription fees for one of our monthly accounting update programs. Other sources of revenue include direct sales of programs on a non-subscription basis, fees for various services, including web design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of a SmartPros Professional Education Center, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

         Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as web-site design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is avai1able. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer.

Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Fixed, tangible assets are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives, which range from 3 years for course content to 10 years for customer lists. Leasehold improvements are amortized over the lesser of their estimated lives or the life of the lease. Major expenditures for renewals and improvements are capitalized and amortized over their useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS

         We review long-lived assets and certain intangible assets annually for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

STOCK-BASED COMPENSATION

         We have adopted the disclosure only requirements of SFAS No. 123. As a result, no compensation costs are recognized for stock options granted to employees. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         We experienced a significant improvement in operating performance in the third quarter of 2004 compared to the third quarter of 2003. The following table compares our statement of operations data for the third quarter of 2003 and 2004. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).



                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------------
                                                               2003                                    2004
                                                     ---------------------------     ---------------------------------------
                                                                       AS A                             AS A
                                                                     PERCENTAGE                      PERCENTAGE
                                                                       OF NET                          OF NET       INCREASE/
                                                       AMOUNT         REVENUES         AMOUNT         REVENUES     (DECREASE)
                                                     -----------     -----------     -----------     -----------    --------
Net revenues                                         $ 2,131,892           100.0%    $ 2,872,491           100.0%       34.7%
Cost of revenues                                       1,012,083            47.5       1,192,040            41.5        17.8
Gross profit                                           1,119,809            52.5       1,680,451            58.5        50.1
Selling, general and administrative                    1,124,844            52.8       1,168,841            40.7         3.9
Depreciation and amortization                            169,831             8.0         170,632             5.9         0.5
Total operating expenses                               1,294,675            60.7       1,339,473            46.6         3.5
Operating income (loss)                                 (174,866)           (8.2)        340,978            11.9       295.0
Other (expense), net                                     (14,185)           (0.7)        (14,215)            0.5        -0.2
Net income (loss)                                    $  (189,051)           (8.9)    $   326,763            11.4       272.8


     NET REVENUES

         Net revenues for the three months ended September 30, 2004 increased 34.7% compared to net revenues for the three months ended September 30, 2003. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2004 period, net revenues from online sales accounted for approximately $627,000, million, or 22%, of net revenues. In the 2003 period, online sales accounted for $413,000, or 19%, of net revenues.

         In the third quarter of 2004, net revenues from sales of accounting and finance products grew in absolute terms but declined as a percentage of total net revenues. Net revenues derived from sales of accounting and finance products in the third quarter of 2004 were $1.6 million, or 55.7% of total net revenues while in the third quarter of 2003 net revenues from sales of these products were $1.55 million, or 72.7% to total net revenues. The increase in net revenues was due, in part, to a subscription price increase that went into effect on January 1, 2004 while the decrease reflects a growth in net revenues from our other products and services.

         Net revenues from sales of our engineering products, which are not subscription-based, increased in both absolute terms and as a percentage of total net revenues. In the third quarter of 2004, net revenues from sales of these products were $133,050, or 4.6% of total net revenues while in the third quarter of 2003 net revenues from sales of these products were $70,000, or 3.3% of total net revenues. These increases are attributable to the introduction of a new exam preparation course and an increase in sales of our existing products.

         For the third quarter of 2004, Working Values contributed $619,000 to net revenues compared to $74,000 in the third quarter of 2003. This increase is due to a concentrated sales effort to obtain more custom projects, while in the prior period the Company was devoting its time to developing its Sarbanes-Oxley Toolkit product. In addition, Working Values either completed or substantially completed a number of significant projects.

         Net revenues from video production, duplication and consulting and e-commerce services for the third quarter of 2004 were $495,000 compared to $477,000 for the third quarter of 2003. Revenue from consulting services actually increased to $142,000 from $25,000 in the earlier period. Revenue from video production and duplication and e-commerce services in the 2004 period decreased to $353,000 from $452,000 in the comparable 2003 period, continuing a trend that began in 2003. This decline is due to a number of factors, including the fact that revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting department if that is where the sale originated, even if the technology group performed all the services necessary to fulfill the terms of that contract. Other factors contributing to the decline in this revenue include:

     o the general decline in the videotape industry reflecting the popularity of digital formats such as CD-ROM and DVD;

     o in 2003 we terminated the head of video department, which led to some client defections;

     o   the maturity of the web;

     o   increased competition for web design services; and

     o   a sluggish economy.

Despite the decline in revenues, our video and technology departments continue to operate at full capacity producing videotapes and web-enabled programs for our accounting and engineering departments. At this time we cannot predict whether the trend of declining revenues from these departments will continue.

     COST OF REVENUES

         Cost of revenues includes direct production costs, which consist primarily of the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs; royalties paid to third parties; the cost of materials, such as videotape and packaging supplies; and shipping costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors.

         Compared to the third quarter of 2003, cost of revenues in the third quarter of 2004 increased in absolute terms but decreased as a percent of net revenues, resulting in increased gross profit margin. The increase in cost of revenues in the third quarter of 2004 compared to the third quarter of 2003 is primarily attributable to an increase in personnel costs, particularly outsourcing expenses associated with executing and delivering Working Values' projects. The expenses that showed the greatest variations and the reasons for those variations were as follows:

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen. Outside labor costs, including the cost of actors and other production personnel, as well as the cost of outside consultants hired to execute various projects, including outside personnel used by Working Values, increased by $337,000. Direct production costs, which are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, increased $11,000. These variations are related to the type of video production and other projects and do not ref1ect any trends in our business.

     o SALARIES. Overall, payroll and related costs attributable to production personnel decreased by $11,000. Payroll and related costs attributable to Working Values and our technology department increased by an aggregate of $19,000. This increase was offset by a reduction in payroll and related costs in our video duplication department as a result of the head of that department resigning in October 2003.

     o ROYALTIES. Royalty expense increased in the third quarter of 2004 as compared to the third quarter of 2003 by $26,000. This increase is primarily due to an increase in on-line sales of accounting/finance products, an increase in royalties relating to the sale of some of our engineering products, and a increase in various other royalties to authors and other joint venture partners.

     o TRAVEL AND ENTERTAINMENT; SHIPPING. Travel and entertainment expenses increased by $44,000, most of which was related to a Working Values project. Shipping costs decreased by $3,000 reflecting the increase in online sales as well as a reduction in shipping rates achieved through negotiations with our shipping vendors.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.


     GENERAL AND ADMINISTRATIVE EXPENSES


         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. While general and administrative expenses in the third quarter of 2004 increased in absolute terms compared to the third quarter of 2003, as a percentage of net revenues they decreased. Most of the increase in absolute terms is attributable to Working Values, which offset reductions in our professional fees, savings in our communication costs and other operating expenses. We anticipate that general and administrative expenses will continue to increase primarily as a result of increased accounting, legal and insurance costs, attributable to the fact that we are now a public company. The full effect of these additional costs will not be felt until 2005.

     DEPRECIATION and AMORTIZATION

         There was no significant increase in depreciation and amortization expenses in the third quarter of 2004 compared to the third quarter of 2003, although as percentage of net revenues depreciation and amortization expenses in the 2004 period were significantly less than they were in the 2003 period. Although, we have begun to amortize the capitalized costs related to the Sarbanes-Oxley toolkit product developed in 2003, many of our older assets are either fully or almost fully depreciated. We expect our depreciation and amortization expenses to increase as we realize the full effect of the asset acquisitions and capitalized costs that were made in 2003 and additional assets are acquired as needed.

     INCOME/LOSS FROM OPERATIONS

         For the three months ended September 30, 2004 net income from operations was $341,000 compared to a $175,000 loss from operations in the comparable period of 2003. This is primarily attributable to our ability to increase net revenues without significantly increasing the cost of revenues and our operating expenses.

     OTHER EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The decrease in our net interest expense is due primarily to our continuing efforts to pay down debt.

     NET INCOME AND LOSS

         For the three months ended September 30, 2004, we recorded a net profit of $326,763, or $0.13 per share (basic), compared to a net loss of $189,051, or $0.07 per share (basic), for the three months ended September 30, 2003. The change from a net loss to a net profit is attributable to increased revenue and our continuing efforts to reduce our costs and expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         We experienced a significant improvement in operating performance in the first nine months of 2004 compared to the first nine months of 2003. The following table compares our statement of operations data for the first nine months of 2003 and 2004. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).




                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------------
                                                               2003                                    2004
                                                     ---------------------------     ---------------------------------------
                                                                       AS A                             AS A
                                                                     PERCENTAGE                      PERCENTAGE
                                                                       OF NET                          OF NET       INCREASE/
                                                       AMOUNT         REVENUES         AMOUNT         REVENUES     (DECREASE)
                                                     -----------     -----------     -----------     -----------    --------
Net revenues                                       $ 6,454,836           100.0%      $ 7,464,787          100%          15.6%
Cost of revenues                                     2,835,190            43.9         2,879,028          38.6           1.5
Gross profit                                         3,619,646            56.1         4,585,759          61.4          26.7
Selling, general and administrative                  3,420,297            53.0         3,524,050          47.2           3.0
Depreciation and amortization                          501,246             7.8           516,858           6.9           3.1
Total operating expenses                             3,921,543            60.8         4,041,108          54.1           3.0
Operating income (loss)                               (301,897)           (4.7)          544,651           7.3         280.2
Other (expense), net                                   (55,615)           (0.9)          (43,672)         (0.6)        (21.4)
Net income (loss)                                  $  (357,512)           (5.5)      $   500,979           6.7         240.1


     NET REVENUES

         Net revenues for the nine months ended September 30, 2004 increased 15.6% compared to net revenues for the nine months ended September 30, 2003. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2004 period, net revenues from online sales accounted for approximately $1.8 million, or 24.2%, of net revenues. In the 2003 period, online sales accounted for $1.3 million, or 20.5%, of net revenues.

         For the nine months ended September 30, 2004, net revenues from sales of accounting and finance products grew in both absolute terms but declined as a percentage of total net revenues compared to the nine months ended September 30, 2003. In the first nine months of 2004, net revenues from sales of accounting/finance products were $4.9 million, or 65.6% of total net revenues. For the first nine months of 2003, net revenues from sales of accounting/finance products were $4.6 million, or 71.3% of total net revenues. The increase was due in part to a subscription price increase that went into effect on January 1, 2004 and an increased level of sales. The decrease is due to the fact that sales of our other products, particularly those produced by Working Values, have increased at a faster rate. For the first nine months of 2004, net revenues from sales of accounting/finance products include subscription-based revenue of $4.8 million and direct sales of course material on a non-subscription basis, net revenues from custom work and advertising revenue of $100,000 in the aggregate. For the first nine months of 2003, subscription-based revenue was $4.3 million and a direct sale of course material on a non-subscription basis, custom work and advertising revenue was $300,000 in the aggregate.

         Net revenues from sales of engineering products, which are not subscription-based, increased in absolute terms but were relatively flat as a percentage of total net revenues. For the nine months ended September 30, 2004, net revenues from sales of engineering products were $380,000, or 5.1% of total net revenues. For the nine months ended September 30, 2003, net revenues from sales of engineering products were $336,000, or 5.2% of total net revenue. The increase in bet revenue from sales of engineering products is primarily attributable to $35,000 in sales of a new product that began in the third quarter of 2004.

         For the first nine months of 2004, Working Values contributed $994,000 to net revenues. Working Values did not commence operations until April 2003 and its aggregate sales in the second and third quarters of 2003 were $173,000. Working Values' performance in 2004, specifically the third quarter, can be attributed to several factors, including increased marketing efforts; the hiring of an additional enterprise sales person; and a continuing focus by corporations on governance, ethics and compliance training as a result of the expansion of existing and implementation of new regulatory requirements (like Sarbanes-Oxley) in the areas of ethics and compliance. We expect revenues from Working Values to continue to increase in 2004.

         Net revenues from video production, duplication and consulting and e-commerce services for the first nine months of 2004 were $1.15 million compared to $1.40 million for the first nine months of 2003. Most of this decrease, approximately $225,000, was attributable to video production and duplication, continuing a trend that began in 2003. This decline is attributable to the same factors that are discussed above.

     COST OF REVENUES

         Compared to the first nine months of 2003, cost of revenues in the first three quarters of 2004 increased in absolute terms, but decreased as a percent of net revenues, resulting in higher gross margins. In the case of the first nine months of 2003 and 2004, the expenses that showed the greatest variations and the reasons for those variations were as follows:

    o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Overall, direct production costs increased by $150,000. While the cost of actors decreased by $24,000, the cost of outside production personnel increased by $230,000. Most of this increase is directly attributable to Working Values projects. Direct production costs, other than labor, decreased $56,000.

    o SALARIES. Overall, payroll and related costs attributable to production personnel decreased by $47,000. Most of this decrease was attributable to the fact that the former head of our video duplication department resigned in October 2003. This reduction is offset by an increase in payroll in our technology department of approximately $80,000.

    o ROYALTIES. Royalty expense decreased by $74,000 in the first nine months of 2004 compared to the first nine months of 2003 for a number of reasons. First, we terminated one of our royalty agreements in late 2003 with a reseller of our CPA exam review course, which resulted in savings of approximately $15,000. Second, royalty payments to two other partners decreased because sales through these partners decreased. Third, we renegotiated our rates with one of our strategic partners, resulting in a saving of approximately $37,000. Ultimately, the savings we realize under these new agreements will depend on the volume of sales. Assuming the same level of sales in 2004 as in 2003, our royalty payments under these agreements will be reduced by approximately $50,000 annually. However, if volume increases, the actual royalty payments in 2004 under these agreements will be higher than they were in 2003. Finally, for the first nine months of 2003 we overestimated our obligations to certain of our strategic partners to the extent of approximately $50,000. Also, it will take a full year to see the full impact of our new royalty rates because we ref1ect the entire royalty payment at the time of the sale even though a significant portion of the subscription revenue is deferred.

    o TRAVEL AND ENTERTAINMENT; SHIPPING. Travel and entertainment expenses increased by $40,000. This is directly attributable to a Working Values project and most of the costs were billed to that client. Shipping costs decreased by $7,000 reflecting a reduction in shipping rates also achieved through negotiations with our shipping vendors.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.


     GENERAL AND ADMINISTRATIVE EXPENSES


         While general and administrative expenses in the first nine months of 2004 increased in absolute terms compared to the first nine months of 2003, as a percentage of net revenues they decreased. The increase in absolute terms is primarily attributable to the Working Values overhead, which offset reductions in our professional fees, savings in our communication costs and other operating expenses. We anticipate that general and administrative expenses will continue to increase as a result of increased accounting, legal and insurance costs resulting from the fact that we are now a public company. The full effect of these additional costs will not be felt until 2005.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses were higher in the nine months ended September 30, 2004 than they were in the comparable 2003 period, although as percentage of net revenues they were the same. The increase is attributable to the fact that in 2003 we acquired $307,000 of depreciable and amortizable assets, including the assets acquired by Working Values. We have also begun to amortize the capitalized costs related to the Sarbanes-Oxley toolkit product developed in 2003. In addition, many of our older assets are either fully or almost fully depreciated. We expect our depreciation and amortization expenses to increase as we realize the fun effect of the asset acquisitions and capitalized costs that were made in 2003 and additional assets are acquired as needed.

     INCOME/LOSS FROM OPERATIONS

         For the first nine months of 2004 net income from operations was $545,000 compared to a $302,000 loss from operations in the comparable period of 2003. This is primarily attributable to our ability to increase net revenues without significantly increasing the cost of revenues and our operating expenses.

     OTHER EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The decrease in our net interest expense is due primarily to our continuing efforts to pay down debt.

     NET INCOME AND LOSS

         For the nine months ended September 30, 2004, we recorded a net profit of $501,000 compared to a net loss of $358,000 for the nine months ended September 30, 2003. The change from a net loss to a net profit is attributable to increased revenue and our continuing efforts to reduce our costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004 we completed our initial public offering, which resulted in net proceeds to us of approximately $6.1 million.

         Our working capital deficit as of September 30, 2004 was approximately $2.8 million compared to $3.6 at December 31, 2003. Our current ratio at September 30, 2004 was .47 to 1. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.6 million at September 30, 2004, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

         For the nine months ended September 30, 2004, net cash generated by operating activities was approximately $678,000 and we had a net cash increase of $327,000. For the nine months ended September 30, 2003 net cash generated by operating activities was $486,000. The primary components of our operating cash flows are our net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

         Capital expenditures for the nine months ended September 30, 2004 were approximately $73,000, of which $63,000 constituted equipment purchases and $10,000 equipment leases. Cash used in investing activities for the nine months ended September 30, 2003 was approximately $288,000, which included $187,000 in new equipment purchases and $105,000 of acquisition costs relating to the Working Values assets. We do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         For the nine months ended September 30, 2004 we made debt principal payments of approximately $314,000 and incurred new capital lease and equipment financing obligations of $36,000. At September 30, 2004, our total indebtedness for borrowed money, including capital lease financings, was approximately $632,000, which consisted of the following:

    o JPMORGAN CHASE BANK. This was a line of credit that was restructured in 2003 into a term loan. At the time of the restructuring, the balance due was $410,000. In connection with the restructuring, we repaid $50,000 of principal, reducing the balance of the loan to $360,000 and paid all accrued but unpaid interest through February 2003. The remaining balance of the loan, $360,000, is payable in 36 equal monthly installments of $10,000 plus accrued interest calculated at the rate of prime plus 1.5%, or 6.0% currently. At September 30, 2004 the balance was $170,000 and was repaid from the proceeds of the offering.

    o FRESHSTART VENTURE CAPITAL CORP. In August 2001 we borrowed $500,000 on a secured basis from Freshstart, an affiliate of Medallion Financial Corp., the former employer of our chief executive officer. This loan is payable in 60 equal monthly installments of $8,333.33 with interest computed at a rate equal to the prime rate plus 5%, adjusted monthly. The interest rate may never be less than 11.75% or higher than 13%. The current rate is 11.75%. At September 30, 2004 the balance was $192,000 and was repaid from the proceeds of the offering.

    o FRESHSTART VENTURE CAPITAL CORP. In May 2003 we borrowed an additional $100,000 on a secured basis from Freshstart at 9.25%. The funds were used to upgrade our video production facility. This loan is payable in 60 equal monthly installments of $1,666/33 with interest computed at a rate equal to the prime rate plus 5%, adjusted monthly. The interest rate may never be less than 9.25% or higher than 11%. The current rate is 9.25%. At September 30, 2004 the balance was $73,000 and was repaid from the proceeds of the offering.

    o JAMES BRODIE. This liability was assumed in connection with our acquiring Virtual Education Corporation in March 2000. The note bears interest at 9% per annum and matures November 30, 2005. The original amount of the debt was $78,000. The balance due at September 30, 2004 was $52,000 and was repaid from the proceeds of the offering.

    o BIGAN SALIANI. In October 2003 we agreed to repurchase 30,037 shares of common stock from a former employee. The total purchase price from these shares is $72,000, payable in 12 equal monthly installments beginning November 30, 2003. At September 30, 2004 the balance was $6,000 and was repaid from the proceeds of the offering.

    o IDB LEASING. In 2003 we leased $118,000 of new computer and video equipment, through IDB Leasing. The leases are being repaid over 48 and 36 months with monthly payments of $2,055 and $996, respectively. The imputed interest rate on these leases is 7.0% and 7.5%, respectively. In addition, we incurred a new capital lease obligation of $10,000 in January 2004. This lease has a term of 36 months and an imputed interest rate of 6.05%. At September 30, 2004 the balance on all three leases was $90,000.

    o The Company has other outstanding capital leases and equipment loans, the balances of which were $49,000 at September 30, 2004.

         In addition to the foregoing, as of September 30, 2004 we had commitments under operating leases - principally the leases for executive offices in Hawthorne, New York and the Working Values executive offices in Sharon, Massachusetts - aggregating $2.8 million through 2010. In May 2004 we paid $93,000 in connection with our termination of a sublease in Irvine, California. Finally, in connection with our acquisition of the Working Values assets, the seller is entitled to receive up to $200,000 of additional consideration if Working Values attains specific performance objectives during the two-year period following the acquisition. At September 30, 2004 none of this contingent consideration had been earned.

         We believe that the net proceeds of our initial public offering in October 2004 together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements from the next 12 months.

         In the future, we may issue additional debt or equity securities to satisfy our cash needs Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

                                  RISKS FACTORS

WE HAVE NOT RECORDED AN ANNUAL OPERATING PROFIT SINCE 1999. CONTINUING LOSSES MAY EXHAUST OUR CAPITAL RESOURCES AND FORCE US TO DISCONTINUE OPERATIONS.

         Our last recorded annual operating profit was for the 1999 fiscal year. From 2000 through 2003, we incurred cumulative losses of $10.6 million. We cannot assure you that we will achieve profitability in 2004 or thereafter.

WE HAVE A SIGNIFICANT WORKING CAPITAL DEFICIENCY. IF THIS TREND CONTINUES, IT MAY BE DIFFICULT FOR US TO OBTAIN THE CAPITAL WE NEED TO GROW OUR BUSINESS.

         At September 30, 2004 and December 31, 2003, we had working capital deficits of $2.8 million and $3.6 million, respectively. As a result, if all of our current liabilities were to become due at the same time, we would not be able to pay them in full. Also, because of our working capital deficiency, traditional lending sources tend to consider us a higher credit risk, which limits the amount of credit they are willing to make available to us and increases the cost of that credit. This has adversely impacted our ability to create or acquire new content.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND HAS RELATIVELY LOW HARRIERS TO ENTRY. INCREASED COMPETITION COULD RESULT IN MARGIN EROSION, WHICH WOULD MAKE PROFITABILITY EVEN MORE DIFFICULT TO ACHIEVE AND SUSTAIN.

         The market for continuing professional education and corporate training solutions is extremely competitive and the barriers to entry are relatively low. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. Our competitors include public companies, such as SkillSoft plc and Saba Software, Inc. and privately held companies, such as CPA2Biz, Inc. and Bisk Education, Inc. in the accounting area, and Red Vector.com Inc. and NetGen Learning Systems in the engineering market and Integrity-Interactive Corporation, LRN, The Legal Knowledge Company and Corpedia in the general corporate compliance and ethics training market. We also compete with universities (traditional and online) and professional and not-for-profit organizations and associations. Potential competitors include traditional education and publishing companies as well as e-commerce providers. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances and/or lower cost structures than we do, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

IF WE FAIL TO KEEP UP WITH CHANGES AFFECTING THE MARKETS THAT WE SERVE, WE WILL BECOME LESS COMPETITIVE, ADVERSELY AFFECTING OUR FINANCIAL PERFORMANCE.

         In order to remain competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new course material that addresses new developments, laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and other regulatory bodies. In some cases these changes may be significant and the cost to comply with these changes may be substantial. For example, the National Registry of CPE Sponsors, known as NASBA, which sets the standards that have been adopted by 36 states, the District of Columbia and Puerto Rico and whose standards have been copied by most of the other states and U.S. Territories, imposed the requirement that, to qualify for continuing professional education credit, beginning in 2003 all new courses designed fur self-study must be interactive and beginning in 2004 all courses designed for self-study had to be interactive. Had we not complied with this new requirement, our courses would have been far less attractive to practitioners in the field and our business would have declined appreciably. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our products and services may have a material and adverse effect on our operating results.

OUR FUTURE SUCCESS DEPENDS ON RETAINING OUR EXISTING KEY EMPLOYEES AND HIRING AND ASSIMILATING NEW KEY EMPLOYEES. THE LOSS OF KEY EMPLOYEES OR THE INABILITY TO ATTRACT NEW KEY EMPLOYEES COULD LIMIT OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY, RESULTING IN LOST SALES AND A SLOWER RATE OF GROWTH.

         Our success depends in part on our ability to retain our key employees including our chief executive officer, Allen S, Greene, and our senior executive vice president, Jack Fingerhut. Mr. Greene, who joined us in 2001, is an experienced senior corporate executive who has been instrumental in cutting costs, raising capital and identifying and consummating two acquisitions that have helped us refocus on our competencies. Mr. Fingerhut was a founder of the company and the president of our accounting division. Mr. Fingerhut is actively involved in sales and marketing and in writing and producing many of our accounting programs. He also has extensive contacts within and knowledge of the accounting profession. Although we have employment agreements with both of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, "key man" insurance on either Mr. Greene or Mr. Fingerhut. It would be difficult for us to replace either one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

OUR SALES CYCLE CAN BE LONG AND UNPREDICTABLE, WHICH COULD DELAY OUR GROWTH AND MAKE IT DIFFICULT FOR US TO PREDICT EARNINGS. THIS COULD LEAD TO STOCK PRICE VOLATILITY.

         Our sales cycle is unpredictable and can last as long as 24 months for large, enterprise wide or custom designed programs. Most of our revenue is derived from corporate customers. Identifying the decision maker in these enterprises is often time consuming. Also, sales of online products, which we believe are essential to our future growth and success, take longer than sales of video or CD-ROM products. Other variables also complicate the purchasing process, including the timing of disbursement of funds and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. This unpredictability has, in the past, caused and may, in the future, cause our net revenue and financial results to vary significantly from quarter to quarter.

OUR GROWTH STRATEGY ASSUMES THAT WE WILL MAKE TARGETED STRATEGIC ACQUISITIONS. ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT'S ATTENTION FROM OPERATIONS.

         Unless we develop or acquire new content that we can market to our existing and new clients, our rate of revenue growth will continue to be slow and achieving profitability will be slow and difficult. We believe that the quickest and most efficient way for us to acquire new content is through targeted strategic acquisitions. If we fail to execute on this strategy, our revenues may not increase and our ability to achieve significant profitability will be delayed. Until now, our ability to acquire complimentary businesses has been hampered by our limited capital resources and the lack of a public market for our stock.

         An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include:

    o    identifying appropriate targets in an efficient and timely fashion;

    o    negotiating terms that we believe are reasonable;

    o failing to accurately assess the true cost of entering new markets or marketing new products;

    o integrating the operations, technologies, products, personnel and customers of the acquired enterprise;

    o    maintaining our focus on our existing business;

    o    losing key employees; and

    o reducing earnings because of disproportionately large depreciation and amortization deductions relating to the acquired assets.

We may not be able to identify any appropriate targets or acquire them on reasonable terms. Even if we make strategic acquisitions, we may not be able to integrate these businesses into our existing operations in a cost-effective and efficient manner.

WE MAY NEED ADDITIONAL CAPITAL FOR EXPANSION PURPOSES. THE AVAILABILITY OF CAPITAL AND THE TERMS ON WHICH IT WILL BE AVAILABLE ARE UNCERTAIN.

         We may need to raise additional funds to take advantage of expansion or acquisition opportunities in the future. We have no arrangements or commitments for additional financings. If we cannot expand or make acquisitions that we believe are necessary to maintain our competitive position, we may not be able to maintain a reasonable growth rate. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We may not be able to raise capital on reasonable terms or at all.

OUR STRATEGIC RELATIONSHIPS ARE USUALLY SHORT-TERM, NONEXCLUSIVE ARRANGEMENTS AND OUR STRATEGIC PARTNERS MAY PROVIDE THE SAME OR SIMILAR SERVICES TO OUR COMPETITORS, DILUTING ANY COMPETITIVE ADVANTAGE WE GET FROM THESE RELATIONSHIPS.

         We rely on our strategic partners to provide us with access to content as well as to sell our content. Our strategic partners may and some have entered into identical or similar relationships with our competitors, which could diminish the value of our products. Our strategic partners could terminate their relationship with us at any time. While we do not depend on any single strategic relationship for a significant amount of revenue or to develop content, if a number of these organizations were to terminate their relationship with us at the same time, our ability to develop new content on a timely basis and our ability to distribute content would be impaired. We may not be able to maintain our existing relationships or enter into new strategic relationships.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY OR COST EFFECTIVELY, WHICH MAY CAUSE US TO LOSE MARKET SHARE OR REDUCE OUR PRICES.

         Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not own any patents on our technology. Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights, trademark registrations, copyright notices, copyright registrations, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing our intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

ITEM 3.  CONTROLS AND PROCEDURES

       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

       CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

         We are not currently a party to any legal proceeding that we deem material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 3, 2004, the Board authorized the issuance of 40,000 shares of common stock to Allen S. Greene, our chief executive officer. The shares were issued to Mr. Greene on October 26, 2004. Of the 40,000 shares issued, 10,000 shares vested immediately and 10,000 shares will vest on each of October 26, 2005, 2006 and 2007. Mr. Greene is deemed the owner of these shares as of the date of grant and, as such, will be entitled to vote them on all matters presented to stockholders for a vote and will be entitled to dividends, if any, payable on our common stock. If Mr. Greene terminates his employment with us voluntarily or we terminate him for "cause," as defined in his employment agreement, any unvested shares will be forfeited and will revert to the company. If Mr. Greene's employment with us is terminated without "cause," or if his employment is terminated as a result of his death or disability (as defined in his employment agreement), or if we experience a change in control (as defined in his employment agreement) any unvested shares will immediately vest.

USE OF PROCEEDS

On October 19, 2004, the Company's registration statement on Form SB-2, commission file number 333-115454 (the "registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of the Company's common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. The Company sold all 600,000 Units covered by the Registration Statement. The gross proceeds to the Company from the offering was $7,650,000. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. Through September 30, 2004, the Company recorded deferred stock offering costs of $559,306 of which $276,625 had actually been paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

ITEM 5.  OTHER INFORMATION.

         NONE.

ITEM 6. EXHIBITS.

a. Exhibits:

       EXHIBIT NO.        DESCRIPTION

         31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification  of Chief Financial  Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SMARTPROS LTD.
                                                 -----------------------------
                                                 (Registrant)

Date       NOVEMBER 15, 2004                     /s/ ALLEN S. GREENE
          -------------------                    -----------------------------
                                                 Chief Executive Officer

Date       NOVEMBER 15, 2004                     /s/ STANLEY P. WIRTHEIM
          -------------------                    -----------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)