Form 10KSB
period 2004-12-31
SmartPros Ltd.
filed 2005-03-25
CIK 1289863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number 001-32300

                                 SMARTPROS LTD.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                        13-4100476
         --------                                        ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation or
        organization)

                   12 Skyline Drive, Hawthorne, New York 10532
                   --------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                  Registrant's telephone number (914) 345-2620

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock, par value $.0001                  American Stock Exchange
     per share Warrants


Securities Registered under Section 12(g) of the Exchange Act:  NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         For the year ended December 31, 2004, the revenues of the registrant were $10,150,738.

         The aggregate market value of the voting Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 24, 2005 of $3.95 per share, was approximately $15,789,000.

         As of March 24, 2005, the registrant has a total of 5,082,539 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 9, 2005, is incorporated by reference in Part III to the extent described therein.

                                 SMARTPROS LTD.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

     Item 1.      Description of Business......................................2
     Item 2.      Description of Property.....................................23
     Item 3.      Legal Proceedings...........................................23
     Item 4.      Submission of Matters to a Vote of Security Holders.........23

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters....23
     Item 6.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operation....................................24
     Item 7.      Financial Statements........................................33
     Item 8.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure....................................33
     Item 8A.     Controls and Procedures.....................................33
     Item 8B.     Other Information...........................................33


PART III

     Item 9.      Directors and Executive Officers of the Registrant..........34
     Item 10.     Executive Compensation......................................34
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................34
     Item 12.     Certain Relationships and Related Transactions..............34
     Item 13.     Exhibits....................................................34
     Item 14.     Principal Accountant Fees and Services......................36

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we," "our," "us," or any derivative thereof, as used herein shall mean SmartPros Ltd., a Delaware corporation.

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

OVERVIEW

         We provide learning solutions for accounting/finance and engineering professionals, two large vertical markets with mandatory continuing education requirements. We also provide corporate governance, ethics and compliance training for the general corporate market. Our products are available in multiple formats, including downloadable print, videotape and digital. Digital format is used to deliver our products on CD-ROM, DVD and online. We offer "off-the-shelf" courses and custom designed programs with delivery methods suited to the specific needs of our clients. Our customers include approximately half of the Fortune 500 companies and a large number of midsize and small companies.

         Our learning solutions for professionals are designed to meet the initial and ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet these standards and adhere to the requirements of all state boards of accountancy as well as those of the American Institute of Certified Public Accountants, Financial Executives International, Institute of Management Accountants, Institute of Internal Auditors, the Association of Finance Professionals and the Association of Government Accountants. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers and the Project Management Institute. In the general corporate market, our training solutions are designed to meet corporate learning objectives regarding issues of integrity and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations, as well as generally accepted codes of conduct. So, for example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002 and the U.S. Federal Sentencing Guidelines, as well laws addressing workplace misconduct such as harassment.

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

CORPORATE HISTORY

         We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. ("CVE"). In January 2000 we changed our name to KeepSmart.com, Inc. and in June 2001 we changed our name to SmartPros Ltd. Our wholly owned subsidiary, Working Values, Ltd., was formed on March 21, 2003 under the name WVG Acquisition Corp under the laws of the Commonwealth of Massachusetts. The name change was effective April 4, 2003.

         In October 1999, in connection with a pending merger with Virtual Education Corporation, a California corporation ("VEC California"), we organized a new company, also named Virtual Education Corporation, under the laws of Delaware ("VEC Delaware") solely for the purpose of holding all of the stock of both CVE and VEC California. Eventually, both CVE and VEC California merged into VEC Delaware. VEC Delaware never engaged in any business before the merger and all of its shareholders were the historical shareholders of CVE and VEC California based on the relative values of those two entities as agreed to in the merger transaction. VEC California provided continuing professional education programs to the engineering profession. We did not have any relationship with VEC or any of its affiliates before the merger.

         In May 2001, we purchased some of the assets of Pro2Net Corporation, formed in 1998 under laws of the State of Washington. Pro2Net provided continuing professional education programs to accounting and finance professionals. The assets we purchased included course content, customer lists, a functioning learning content management system, and computer hardware. In April 2003, through our wholly owned subsidiary, Working Values, we acquired assets, particularly course content and customer lists, from The Working Values Group Ltd., a Massachusetts corporation. The principal stockholder of The Working Values Group was David Gebler who, as part of the transaction, joined us as President of Working Values. We did not have any relationship with Pro2Net or The Working Values Group, or any of their respective affiliates, before these acquisitions.

INDUSTRY BACKGROUND

         The accounting and finance market includes certified public accountants, certified management accountants, certified internal auditors and other accounting professionals, as well as corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements. According to the Bureau of Labor Statistics, in 2002 there were over two million accountants and finance professionals in the United States. Based on the fact that the American Institute of Certified Public Accountants claims it has over 300,000 members representing approximately 60% of all the certified public accountants in the United States, we estimate there are currently more than 500,000 accountants that require continuing professional education credit to maintain their CPA licenses and hundreds of thousands of other financial management professionals that require continuing professional education credit to maintain their certifications.

         To maintain their licenses, accounting professionals must satisfy the continuing professional educational requirements mandated by the State Boards of Accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state as well as the District of Columbia and the U.S. Territories, other than Wisconsin and the Virgin Islands, which do not have any continuing professional education requirement, requires at least 40 hours of continuing professional education credit annually to maintain an accounting license. In addition, in terms of whether a particular course will qualify for CPE credit, 36 states, the District of Columbia and Puerto Rico accept courses offered by the National Registry of CPE Sponsors, also known as NASBA. The remaining states, other than Wisconsin, and U.S. Territories, other than the Virgin Islands, have standards that mirror those of NASBA. In effect, a course offered by a NASBA registered sponsor will qualify for CPE credit in 49 out of 50 states, the District of Columbia and the U.S. Territories other than the Virgin Islands.

         According to the Bureau of Labor Statistics, in 2003 there were 1.5 million engineers in the United States, as well as over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering, is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2003 over 42,000 engineers sat for the exam and less than 75% passed. In addition, engineers who pass the Fundamentals of Engineering exam must then take a second exam to be licensed as a professional engineer in a specific area such as civil engineering or mechanical engineering. For example, the Professional Engineering, or PE, exam for civil engineering is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2003, 16,000 civil engineers sat for this exam and only 52% passed.

         Currently, 29 states require licensed professional engineers to complete a minimum number of professional development hours to maintain their professional licenses. Unlike the accounting and finance market where there is a reasonable amount of uniformity, in the engineering market each of the states requiring professional development hours sets its own standards. The number of hours required by the states varies from 16 per year to 30 every two years. In most instances, the states rely on various professional organizations to certify whether a particular course qualities for professional development credit.

         Over the last few years, legislators, government and market regulators, the investment community and the general public have become more aware of issues involving corporate governance, ethics and compliance. This awareness results in allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations, mutual funds and market specialists as well as the New York Stock Exchange. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, Congress passed the Sarbanes-Oxley Act of 2002, which imposes certain corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public. We anticipate that corporate spending on compliance and ethics training programs will increase.

         Although professional and corporate training has historically been dominated by traditional classroom instruction, advances in communications technology are changing the manner in which corporate training is developed, delivered and tracked. In addition, competition demands that professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led and, we believe, will continue to drive the demand for continuing professional education and corporate training solutions that are available in multiple, flexible and cost-effective formats.

OUR BUSINESS

         Our business is designed to satisfy the growing needs of:

      o professionals and their employers to comply with initial and continuing professional education requirements in a flexible cost-effective manner;

      o businesses to provide their employees and managers with training programs addressing corporate governance, ethics and compliance issues; and

      o professionals and businesses to be able to track and monitor their and their employees' compliance with continuing education requirements and to assess the effectiveness of their educational programs.

         To address these needs, we have over 1,200 hours of programs that currently are available in one or more formats including videotape, CD-ROM or online - approximately 1,000 in accounting/finance, 200 in engineering and 11 in Working Values. In addition, we develop customized courses based on specifications provided to us by our clients. Most of our courses are designed to accommodate both group and self-study.

         All of our courses in the accounting and finance professional libraries are designed to meet the standards and adhere to the requirements of all state boards of accountancy as well as those of the American Institute of Certified Public Accountants (AICPA), Institute of Management Accountants (IMA), Institute of Internal Auditors (IIA), the Association of Financial Professionals (AFP) and the Association of Government Accountants (AGA). We are a registered sponsor of continuing professional education with NASBA and in New York and Texas, the only two states that have not adopted the NASBA standards. NASBA also confers the status of Quality Assurance Service on organizations that offer self-study courses that meet the requisite standards. We have met those standards and received that status. As a result, our designated programs qualify for continuing professional education credit in all fifty states for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.

         Our engineering products include courses that are designed to help prepare engineers for the basic entry level licensing exam and the civil engineering professional engineer licensing exam as well as courses that are designed to meet the ongoing professional development requirements mandated by various states. We generally jointly develop with or license these programs from an independent third party. Most of our engineering courses are available both in CD-ROM format and online.

         Our Working Values subsidiary develops ethics and compliance training programs for corporations and other organizations. These programs are designed to align workplace behavior with legal standards and prevailing community expectations regarding corporate conduct. We also develop training techniques and strategies focusing on modular development of resources that track specific risk areas identified by the client. Our library of customizable communication and learning tools and templates, in digital and print formats, enables us to develop training and communication solutions and strategies tailored to the unique corporate cultures of the client at competitive price points. The result is an integrated program that more closely reflects the unique culture of, and the specific issues facing, the client organization while still maintaining the cost advantages of a generic solution.

         We have relationships with a number of professional organizations and societies that we believe are strategic either because we have co-marketing or co-branding arrangements with them or because we jointly develop products with them. While no single relationship is material to overall business, if all of these relationships were to terminate simultaneously, our competitive position in the market place would be adversely affected. The partners and the nature of our relationship with them are as follows:

         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS. We have a joint production and marketing arrangement with the AICPA for the AICPA Practice Report and AICPA Practice Pro. We produce the product with the AICPA assisting in topic selection and in providing speakers. We both independently market and sell the product through our own distribution channels.

         ASSOCIATION OF GOVERNMENT ACCOUNTANTS. AGA offers most of our accounting/finance products to its members through a co-branded Professional Education Center.

         FINANCIAL EXECUTIVES INTERNATIONAL AND INSTITUTE OF MANAGEMENT ACCOUNTANTS. FEI and IMA both market Financial Management Network. We are responsible for producing the product with FEI and IMA assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SmartPros Advantage line of products through FEI and IMA.

         INSTITUTE OF INTERNAL AUDITORS. IIA offers the online version of Financial Management Network and SmartPros Advantage to its members through a co-branded Professional Education Center.

         NEW YORK STATE SOCIETY OF CPAS AND VIRGINIA SOCIETY OF CPAS. Both of these societies offer various products on their own co-branded Professional Education Center.

         AMERICAN SOCIETY OF CIVIL ENGINEERS AND BOSTON SOCIETY OF CIVIL ENGINEERS. We jointly developed our PE Exam Review course with these organizations. In addition, the ASCE and we jointly developed 37.5 hours of technical civil engineering courses. The ASCE markets our courses to its members.

         NATIONAL SOCIETY OF PROFESSIONAL ENGINEERS. The NSPE sells our courses through a co-branded web site as well as directly on their web site.

         AMERICAN COUNCIL OF ENGINEERING COMPANIES. The ACEC sells our courses on their web site, on a co-branded web site and via direct mail. They co-developed some of our business and management courses.

         AMERICAN SOCIETY OF MECHANICAL ENGINEERS.  The ASME sells our products.

OUR STRATEGY

         Our objective is to become a leading provider of continuing professional education and corporate training solutions in the United States. To achieve this goal, we will pursue the following strategies.

         EXPAND LIBRARY OF CONTENT. We believe that our future success depends, in part, on our ability to develop and acquire new content. The new content could either expand or supplement our existing libraries or could constitute a new library for one or more additional vertical markets. Toward this end, we continuously develop new courses for our accounting library, we are in the process of developing one new major course for our engineering library and we have recently developed a series of ten new courses for our Working Values library. In particular, in light of the recent focus on corporate governance, compliance and ethics, we believe that there is an increasing demand for training programs that address different topics on these issues. Our strategy is to create a library of modular programs on compliance, ethics and governance issues that can be customized to meet specific client demands.

         EXPAND WITHIN EXISTING MARKETS AND INTO NEW MARKETS. We will focus on expanding our presence in the markets we currently serve, particularly engineering where we feel our market share is relatively small and corporate ethics and compliance training where we believe the opportunity is significant. We plan to sell new products that we acquire or develop to our existing customers. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative, such as insurance, financial services and healthcare.

         MAKE STRATEGIC ACQUISITIONS. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions. As of this date, we have not identified any potential future acquisition nor can we assure you that we will be able to acquire any companies in the future.

         KEEP PACE WITH TECHNOLOGY. We believe that our ability to continue to deliver our products in multiple formats will be critical to our future success. For example, we believe the broad acceptance of the Internet for business communication will continue, making it an increasingly important medium for distributing our products. Had we not adapted our content for online delivery, our rate of growth would have been impaired. At the same time we recognize that new technologies may emerge that will complement our model for flexible delivery of content. We plan to closely monitor the development and market acceptance of these technologies and make the necessary investment to adapt our products and services to these technologies.

         EXPAND EXISTING ALLIANCES AND ENTER INTO NEW STRATEGIC ALLIANCES. We believe that alliances with professional organizations and associations and commercial content providers have been a key factor in the growth of our business until now. While we do not view any single relationship as material to our overall business, these alliances create a modest barrier to entry. For this reason, we plan to try to broaden these existing relationships as well as seek new ones. New strategic relationships will be particularly critical as we expand into new markets.

OUR PRODUCTS AND SERVICES

         The following are our products and services.

     ACCOUNTING AND FINANCE

         Our accounting and finance libraries contain over 1,000 hours of content, of which 900 are generally available and the balance is custom-designed for specific clients. Except for SmartPros Advantage, discussed below, which is only available online, our accounting and finance programs are available in both videotape and digital formats. The videotape format can be used for either group- or self-study. The online format is for self-study only and is usually available as text only, text with audio or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription, whether one, two or three years, the number of users, and the number of libraries covered.

         SMARTPROS ADVANTAGE. SPA is a skills-based learning library containing over 150 courses, varying in length from one to six hours. In total, this library includes more than 500 hours of courses qualifying for continuing professional education credits. We produce these programs in our own production facility. A sample of the available courses include "Auditing Cash and Cash Equivalents," "Understanding Entity-Level Controls" and "Valuation of an Entity." We pay the authors of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals as well as public accountants. The courses are offered individually from $19.99 to $79.96 per course. The list price for a one-year subscription purchased online is $349.

         FINANCIAL MANAGEMENT NETWORK. FMN is a library of update programs dealing with currently relevant topics. Each month, we create four new programs, or segments, or a total of 48 new segments each year. The segments created for March 2005 are: "After the Tsunami: Outlook for Global Trade," "Corporate Self-Investigation: Avoiding the Pitfalls," "RFID: What You Need to Know," and "States Declare War on Out-of-State Businesses." We also maintain an online archive containing the most recent 72 programs for our subscribers. The segments are written and produced by our staff and generally involve an independent industry professional as the interviewee. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. The list price for a one-year subscription to the group study video version starts at $4,975 and for the online version is $349 per user.

         AICPA PRACTICE REPORT AND AICPA PRACTICE PRO. This library of programs covers topics in public accounting and is distributed primarily to accountants in public practice through our alliance with the AICPA. Each month, other than March, we add six new segments in the following areas: Individual Tax, Business Tax, Estate and Financial Planning, Specialized Tax Topics, Auditing and Accounting and Financial Reporting. The February 2005 segments included the following: "What's Included in Income: End of the Debate," "Making the Most of the Production Deduction," "Independent Contractors: Controversy Won't Go Away," "Buy-Sell Agreements and True Family Values," "Computer Fraud: Are You Still a Target?," and "Accountable Accounting and Standard Setting." The programs are available in video (APR) and online (APP). We also offer an online archive containing the most recent 66 programs. The list price for a one year subscription to APR is $1,995 and to APP is $349 per user.

         THE CPA REPORT GOVERNMENT AND NOT-FOR-PROFIT. CPAR is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies and not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. For example, the Fall 2004 programs were:
"Post-Retirement Benefits: Progress and Problems," "Crisis Management: Are You Prepared?," "Indirect Costs: Trap for the Unwary," and "Accountability: Threat or Benefit?" We also publish an online archive containing 32 of the most recent programs. The list price for a one-year subscription to CPAR is $750 for the video and $169 for the online version.

         AICPA FINANCIAL PRO. AFIN is produced for and sold through the AICPA, which distributes it to their members directly and through CPA2Biz, a for profit company that is principally owned by the AICPA. AFIN targets accountants in business and industry. Each month we produce four new programs, typically including two current FMN programs and two APP programs or archived FMN programs.

         In addition to the libraries described above, the contents of which are available on a subscription basis, we also produce customized programs for our clients. In some cases, the client will author the content and retain us to videotape the program and convert it into a digital format that can be distributed via the Internet or internally through the corporate intranet. In other cases, we will write and produce the entire program for the client. We then deliver this custom content either through our proprietary learning content management system or that of the client. These customized products can be designed to qualify for CPE credit.

     ENGINEERING

         Our engineering library includes the following:

         PE EXAM REVIEW. Our interactive PE exam review course for civil engineers was developed jointly with the American Society of Civil Engineers and the Boston Society of Civil Engineers Section and is designed to prepare engineers to meet the entry-level requirements for civil engineering. The PE Exam Review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems that are comparable to the problems that are found on the actual exam. The course includes seven, complete, self-contained course modules that cover the following subjects: Transportation, Sanitary and Environmental, Hydraulics and Hydrology; Structures; Geotechnical; Surveying; and Economics. This one product accounts for over 50% of the engineering department's revenues. The list price for the review course is $645.

         ONLINE PROFESSIONAL DEVELOPMENT HOURS. We have a library, consisting of 65 hours, of engineering and management courses that qualify for professional development hours. For example, in the General Engineering: Business Management area we have over a dozen courses on various topics relating to managing a small professional practice. Some of the titles in this library include "Recruiting Stars," "Increasing Production and Profits," "Managing Relationships and Protecting Your License." Our library of civil engineering courses includes "Roadside Design," "Stormwater," "Windloads" and "Slope Stability." Over half of the content in this library was developed with the ASCE. Other courses in this library were developed with the ACEC. The list prices for these courses range from $30 to $449.

         PROJECT MANAGEMENT FOR ENGINEERS. Introduced in 2002, this course was co-developed with URS Corporation, the second largest engineering firm in the United States. The Project Management Institute (PMI) certifies this course for professional development unit credit for certified project managers and for professional development hours credit for civil engineers. Developed by engineers specifically for engineers, it was the first completely online interactive project management course. The online format is enriched with audio and interactive graphics and allows the user to proceed at his or her own pace. The program is divided into 11 critical sections with over 60 individual learning modules. The Project

Management Institute has certified the program. It provides over 35 hours continuing professional development credit. The list price for this course is $995 for 12-month access or $695 for six-month access.

         FUNDAMENTALS OF ENGINEERING EXAM REVIEW. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. We began shipping this course in June 2004. It is a flash-based, interactive review course that is being marketed directly and through professional associations to engineers as well as to engineering firms for their internal skill building and competency testing programs. It is available in CD-ROM and online. The list price for this course is $249 for the combination CD-ROM/online version and for the online version. We also private label the course for our strategic partners including ASCE and ASME so they can market it to their members.

     CORPORATE GOVERNANCE, COMPLIANCE AND ETHICS

         Working Values, our subsidiary, develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. In addition to developing custom-made programs, Working Values has created new modular products that address new compliance and disclosure standards. Working Values currently offers the following products and services:

         CONSULTING SERVICES

         The Integrity Alignment(TM) Process (IAP) is an ethics and compliance framework for organizations to manage risks to their reputation and to develop effective compliance and ethics training and communication programs. We use the IAP to: o identify the risks to finances and reputation associated with compliance and ethics violations;

         o identify a vision of integrity for the organization that supports its business goals;

         o  mitigate future risks and support an integrity-based culture; and

         o  narrow the gap between company standards and employee behavior.

         Organizations are increasingly using ethics and compliance risk assessments to determine the sufficiency of their programs in order to meet best-practices standards of the Federal Sentencing Guidelines as well as to demonstrate the effectiveness of the program to regulators.

         The IAP has three core components:

         INTEGRITY VISION

         Working Values helps clients articulate their vision and balance their strategic goals with their values and standards. To support this process, we offer a range of consulting services and products, consisting of senior leadership workshops, focus groups, interviews and surveys, to identify the organization's vision. Once the organization articulates its goals for the integrity program, it can begin a baseline assessment of the current state of its culture and then develop and implement an action plan that will affect change.

         INTEGRITY RISK ASSESSMENT

         We help clients focus on those barriers that prevent an organization and its people from meeting the organization's integrity objectives. Integrity Risks are approached as a complement to legal risks (e.g. compliance with Sarbanes-Oxley, insider training and sexual harassment). We assess four key risk areas that determine how effectively an organization will embrace a culture of integrity. Goals are established in each category to demonstrate how well the organization is meeting the expectations of stakeholders and regulators. The risk areas are:

         o Individual awareness (the individual's understanding of the organization's standards, values and commitment to integrity);

         o Corporate culture (the environmental factors that shape individual behaviors);

         o Role of managers and leadership (the behavior of managers in modeling behavior consistent with the organization's integrity); and

         o Ethical governance (the systems and processes established by the organization to support its integrity-based decisions and actions).

Through focus groups, surveys, and interviews, Working Values evaluates each integrity risk area to determine the level of vulnerability and develops an analysis for the organization to use in setting annual goals, and in designing a customized action plan.

         INTEGRITY ACTION

         Working Values provides a number of varied products and services that permits organizations to build an integrated communication and learning program that reflects its culture, a recent standard of an effective ethics and compliance program.

     PRODUCTS & SERVICES

         COMMUNICATION TOOLS

         The following products and services were designed to help an organization communicate its standards, values and integrity vision.

         COMMUNICATION AND LEARNING PLAN

         A comprehensive communication and learning plan helps the company establish integrity as a value and a priority across the organization and establishes measurable objectives in monitoring progress in reducing integrity risks and meeting integrity goals.

         THE INTEGRITY TOOLKIT(TM)

         This is our proprietary learning content management system developed specifically for Working Values. The Integrity Toolkit is a comprehensive set of web-based tools and a web platform for delivery of print and video elements to help an organization build and sustain an integrity-based culture. The Toolkit is the home base for employees, managers and senior leaders to get specific and tailored ongoing information about the company's integrity program, including support materials, and online access to ethics and compliance training as well as the Code of Business Conduct. The Toolkit provides administrative access to manage certification and assessment aspects of the program.

         CODE OF BUSINESS CONDUCT

         A well-written Code of Business Conduct is not just a legal document, but the centerpiece of the organization's integrity efforts. The Code of Business Conduct communicates expectations and is a reference point for ongoing training and communication. Working Values develops interactive codes that support employee affirmations and templates to create customized codes that reflect each client's unique culture.

         LEARNING TOOLS

         Working Values tailors its existing library of online, video, print and live courses and modules to meet the needs of its clients, and also develops fully customized program elements to meet specific learning objectives.

         Designed to meet the needs of each target audience, Working Values' compliance tools are designed to convey critical information about the organization's standards and expected behavior, while the ethics tools address the organization's integrity risks and the steps needed to change behavior to meet the organization's integrity goals.

         These products and services are designed to meet the needs of the following audiences:

         Board of Directors -Tailored workshops and training for Board and Committee members to meet new oversight standards and fulfill training requirements.

         Senior Leaders-Workshops for senior leaders to review integrity risks and develop strategies to build the team needed to manage the integrity program.

         Managers-Training and communication tools and modules to address key behaviors expected from managers in role modeling ethical behavior and in building work environments conducive to ethical conduct.

         Employees -Online, video, and live modules that go beyond the rules in helping create the type of environment needed for employees to feel confident and secure in "doing the right thing."

         ETHICS AWARENESS AND COMPLIANCE MODULES

         Working Values maintains a library of customizable course elements developed over a period of 10 years. These course elements, addressing an array of topics are inserted into training programs in a wide variety of formats designed to address the specific needs of the client for whom they were developed. These programs can be adapted and/or modified for and incorporated into programs for new clients. Based on the notion that rules awareness is tightly linked to the working environment, these programs are designed to create a context that links behavior to compliance goals. Ethics Awareness courses are geared to address the challenges organizations face in creating a culture that integrates compliance standards into day-to-day work. The courses focus on encouraging the employees to integrate the learning obtained from the compliance training into their daily work. Using a variety of learning activities, our ethics awareness and compliance modules communicate the legal standards of compliance, integrating ethics and values and their impact on the company, its employees, customers, and other stakeholders.

         The specific subject matter of these course elements includes:

Anti-money Laundering                       Equal Opportunity
Antitrust                                   Gifts and Entertainment
Bribery, Fraud and False Statements         Political Activity and Solicitations
Confidential Information                    Foreign Corrupt Practices Act
Conflicts of Interest                       Sales and Marketing Integrity
Drug-free Workplace                         Sexual Harassment Prevention
E-communications and Information Security   Integrity of Books & Records
Health and Safety                           Intellectual Property
Respect in the Workplace                    Insider Trading (Securities Trading)

Use of Company Assets

         ETHICS TRAINING

         Ethics training is a curriculum of specific courses designed to meet specific integrity risks and includes topics such as:

         o Code of Business Conduct awareness and the importance of doing the right thing

         o Warning signs for managers and employees to identify integrity risks before they become integrity problems

         o Integrity leadership and responsibilities of managers to model ethical behavior

         o  Consequences of one's actions and the impact on stakeholders

         o  Decision-making skills for employees and for managers


         COMPLIANCE TRAINING

         Working Values' catalog of compliance training covers the core knowledge that employees, managers as well as auditors and board members need to have in order to meet heightened ethical standards. o Online Code of Ethics training on key compliance standards

         o  Interactive Code of Conduct

         o Financial Integrity Suite of ten modules to support new auditing and disclosure requirements

         o Antifraud training for auditors and for general employee and manager audiences


     VIDEO PRODUCTION AND DUPLICATION

         All of our programs are produced in our state-of-the-art production facility, which includes high-end tape duplication equipment. In addition, the video production and duplication department generates its own revenue, by leasing the facility to third parties and by filming third-party programs, which may or may not be related to education.

     CONSULTING AND E-COMMERCE

         Our technology department is principally a service department. Its primary function is to convert the accounting/finance and engineering programs from videotape to digital format for distribution on CD-ROM and the Internet. This department also maintains our various websites as well as our learning content management system, the SmartPros Professional Education Center (PEC), for subscribers to our accounting/finance and engineering products, and the Integrity Training Center, for subscribers to our ethics and compliance training programs. The SmartPros Professional Education Center is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using the SmartPros PEC, our clients can review and assess usage of our programs by their employees and their employees' performance and the effectiveness of these programs. The SmartPros PEC is co-branded with the client's logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own learning management system, we develop an interface that allows them to access our system through their technology. These systems are not marketed as stand alone products. Rather they are offered together with our library of content and allow subscribers to track usage and performance. We charge our clients a license fee and often times a development fee as well as annual maintenance fees.

         The technology department also generates fees through website development and consulting arrangements. For example, companies that have internal education programs have engaged us to convert those programs from workbook, instructor led or video taped based courses to an e-learning format. We also offer our customers a broad range of support services, including technical support for our learning content management system. We believe that providing a high level of customer service and technical support is necessary to achieve a high level of customer satisfaction and sustained revenue growth.

PRODUCT DEVELOPMENT

         Our product development team includes Jeffrey Jacobs, William Grollman, Jack Fingerhut and Allen S. Greene in the accounting/finance area and David Gebler in the corporate governance, compliance and ethics area. Mr. Jacobs, who is the head of the department, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Messrs. Grollman and Fingerhut, in addition to being our founders, are both certified public accountants. Each of Messrs. Grollman, Fingerhut and Greene has a financial background. Mr. Gebler was the founder of Working Values Group Ltd., a company that custom-designed governance, compliance and ethics programs. Mr. Gebler joined us in 2003 when we purchased assets from Working Values Group. Mr. Gebler is an attorney who has focused on corporate governance, compliance and ethics matters for much of his career.

         We are planning to devote more internal resources to developing programs. We may hire independent contractors to develop programs for us or purchase programs from third parties. In those instances where we are relying on outside sources for content or where we purchase existing content, our design and development team will develop or oversee the development of an effective format that focuses on performance objectives, instructional anti practice strategies, interactivity and assessments. This process includes creating and designing study guides and course material, scripts and, in some cases, visual aids. The design and development team includes subject matter experts, instructional designers, technical writers and developers, graphic designers, content editors and quality assurance reviewers. After final assembly and integration of all course components, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

         In March 2005 we added one person, who is a Certified Public Accountant, to our product development team who will focus on developing courses for SPA.

SALES AND MARKETING

         Our sales and marketing strategy is designed to attract new customers and build brand awareness. We market our products through our alliances with professional organizations and associations, through our own inside telemarketing sales force, our outside sales force and through our web sites. We believe that this strategy allows us to focus our resources on the largest sales opportunities while simultaneously leveraging our strategic relationships.

         Our sales and marketing department includes a Vice President of Marketing, an Assistant Vice President-Director of Sales, and a sales staff of 14 people, including two people dedicated to video production and one person dedicated to video duplication. The remaining sales staff, 11 people, is divided between inside, or telesales, and field sales. The field sales force focuses on larger accounts. In addition, our senior executives, Allen S. Greene, William Grollman and Jack Fingerhut, dedicate varying portions of their time and efforts to sales and marketing activities. Also, David Gebler, the President of Working Values spends approximately 50% of his time on sales and marketing efforts on behalf of Working Values and Steve Murtha, Vice President - Engineering, spends approximately 50% of his time on sales and marketing efforts relating to our engineering products. Finally, Joseph Fish, our Chief Technology Officer, spends approximately 50% of his time selling and marketing our technology services.

         To supplement the efforts of our sales staff, we use comprehensive, targeted marketing programs, including direct mail to our customers as well as to members of the professional organizations with whom we partner: public relations activities; advertising on our website and the websites of our strategic partners; participating in trade shows; and ongoing customer communication programs. We build brand awareness through our strategic relationships with the leading professional associations and organizations and the leading commercial content providers within the markets we serve. These strategic relationships include co-branding initiatives on new and existing products, joint advertising campaigns and e-commerce relationships.

TECHNOLOGY

         Our proprietary learning content management system, the SmartPros Professional Education Center, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application web servers, XML and MS-SQL data sources, and utilize industry standard Web-browser and Internet technologies for content delivery to the end users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at a secure MCI co-location data center one mile from our Hawthorne, New York main office. Currently, we use three co-location cabinets in their facility to house our server network infrastructure. This co-location allows the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity, and full generator power backup.

         The SmartPros Professional Education Center includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real time questions to content experts with quick response. This full service solution includes a complementary array of communication tools such as e-mail, chat, message boards and learner tracking. The tracking of educational needs both internal to the system as well as external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called "My Courses."

         Some key features of the PEC include:

      o SCALABILITY. Scalability is accomplished using a combination of load-balancing hardware and software. Multiple, redundant servers are deployed to handle peak periods when the largest numbers of concurrent users are expected on the system,

      o SCORM/AICC CONNECTIVITY LAYER. Where required, we use both Shareable Content Object Reference Model (SCORM) and Aviation Industry CBT Committee (AICC) connectivity layers to ensure our content is deliverable through a variety of enterprise e-learning systems other than the PEC. Additionally, the core foundation is capable of exchanging data with third-party legacy systems with minimal effort.

      o STANDARD RELATIONAL DATABASE SERVER. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the core foundation executes database-stored procedures to optimize intense database processing. The core foundation currently supports Microsoft SQL Server databases.

      o ASP-BASED APPLICATION SERVER. The business and application logic resides on an ASP-based application server. This architecture allows us to deploy a site across multiple servers using Microsoft Windows 2000 and 2003 Servers.

      o ELECTRONIC COMMERCE ENABLED. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce. This allows the instant purchase of both one-off and subscription-based e-learning courseware.

      o INTERNET MULTIMEDIA CONTENT DELIVERY. We deliver high quality, low bandwidth video and audio via the Internet, intranets and extranets. This multimedia content enhances and personalizes the learning experience. We use Windows Media as the primary delivery mechanism for this content.

      o LOW BANDWIDTH/HIGH IMPACT ANIMATIONS. Using Macromedia's Flash technology, we deliver both animated and spoken educational material with minimal load on corporate networks.

COMPETITION

         The market for continuing professional education and corporate learning solutions is large, fragmented and highly competitive. We expect these characteristics to persist for the foreseeable future based on the following factors:

      o The expected growth of this market as demand for highly-skilled professional increases;

      o  The increased scrutiny on corporate culture, ethics and compliance; and

      o  Relatively low barriers to entry.

         Of the markets we currently serve, we believe that the accounting profession has the highest barriers to entry. Specifically, it would be extremely difficult to compete in this market without NASBA sponsor designation. Obtaining this designation requires an investment of time and a modest amount of capital. Nevertheless, for companies with even modest resources in terms of talent and capital, these barriers are not overwhelming. The barriers to entry in the engineering market are somewhat lower as the certification process in that profession is less centralized. Specifically, each state sets its own standards, as does each engineering specialty. In the corporate education market, the barriers to entry are virtually non-existent.

         We believe that the principal competitive factors in our industry are the following;

      o  The breadth, depth and relevancy of the course content

      o  Performance support and other features of the training solution;

      o  Reputation of presenter;

      o  Adaptability, flexibility and scalability of the products offered;

      o  Liquidity and capital resources;

      o  The deployment options offered to customers;

      o  Customer service and support;

      o  Price;

      o  Industry and professional certifications;

      o  Brand identity; and

      o  Strategic relationships.

         We believe that we compete favorably on most of these issues. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products for less than we sell ours. Particularly, in the accounting market, we believe that our reputation and the quality of our offerings as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, our status as a NASBA registered sponsor, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options, allow us to price our products accordingly. In the engineering and general corporate markets, where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area, we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.

         While we believe that our lack of liquidity has been the most significant obstacle to our growth, we believe that most of our direct competitors are small, undercapitalized private businesses. While this makes it difficult to accurately assess our relative competitive position within this industry with any degree of certainty, it also presents us with an opportunity. We believe that with the proceeds of our just completed initial public offering, we have the resources we need to execute an acquisition strategy aimed at growing quickly and achieving a meaningful level of profitability. These resources include cash, a publicly traded security and management expertise. We have not identified any potential acquisition candidates, and we cannot assure you that we will be able to successfully consummate any acquisitions.

         Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as SkillSoft plc and Saba Software, Inc.; private companies such as CPA2Biz, Inc., Bisk Education, Inc., and MicroMash in the accounting market; Red Vector.com Inc., AEC Direct and NetGen Learning Systems in the engineering market; and LRN, The Legal Knowledge Company, Integrity-Interactive Corporation, MIDI, Inc. and PLI-Corpedia in the corporate compliance and ethics market. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. In addition, potential competitors include large diversified publishing companies, such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies, including traditional providers of in-classroom instruction and remote learning solutions, such as DeVry University as well as professional service companies, such as accounting firms, who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.

         Some of our existing competitors have and some of our potential competitors will have greater resources, financial and other and/or market penetration, and more extensive libraries than we have, which has enabled or will enable them to establish a stronger competitive position than we have. For example, although CPA2Biz was organized and is principally owned by the AICPA, both Thomson Financial and Microsoft have minority stakes in the company. We sometimes compete directly with CPA2Biz, they also sell some of our products. In addition, among our competitors, SkillSoft and Saba are both relatively large and well-capitalized organizations. However, SkillSoft's primary focus is e-learning content and software products for business and information technology professionals, markets that we do not currently serve. Saba principally provides software solutions that are used to manage people in large organizations although they do sell content as well. Since we do not market our learning management system as a stand-alone product, we do not compete with Saba in this area. However, many of our larger clients use the Saba system or another system for their learning content management. In those cases, we will interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client's learning management system.

         The largest solutions providers to the general corporate compliance training market are Integrity-Interactive and LRN. We rarely face either of these companies in the marketplace since they both focus principally on Fortune 100 companies and have extensive off-the-shelf libraries. However, their products tend to be more expensive than ours, and we believe that our ability to adapt programs to address unique cultures of different organizations is greater than theirs. Our more frequent competitors are PLI-Corpedia, a joint venture between the Practising Law Institute (PLI) and Corpedia Education, two leaders in the field of compliance education, and Midi, Inc. Both market off-the-shelf and customized programs to mid- and large-cap public companies. PLI-Corpedia has the advantage of access to PLI's vast library. Midi uses video-based modules and tends to attract customers that like their particular training technique. We believe that we have more diverse tools and can offer an integrated ethics and compliance program that contains live, video and web-based communication and learning elements.

OUR COMPETITIVE ADVANTAGES

         Our objective is to become a leading provider of learning solutions for the professional, pre-professional and business communities. We believe that the following competitive advantages will help us achieve this goal.

         HISTORY AND REPUTATION. We have been providing learning solutions for accounting and finance professionals for more than 23 years and VEC, which we acquired in 2000, has been providing online and other digital education for engineering professionals since 1997. In addition, the president of our Working Values subsidiary has been developing values, ethics and compliance education programs since 1993. We believe that in the corporate accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate of more than 85% for our FMN products. We believe that our reputation in the corporate market will assist us as we expand our presence in the engineering and general corporate markets, as well as potential entry into new markets.

         PROFESSIONAL DESIGNATIONS AND STRATEGIC ALLIANCES. We believe that because we are a NASBA-registered sponsor of continuing professional education programs and have been awarded the prestigious QAS status, we enjoy a competitive advantage in the accounting/finance market. In addition, our relationships with some of the largest and most respected professional organizations and associations in the accounting and engineering professions:

      o  give us instant credibility in the marketplace:

      o  provide us with a distribution channel for our products;

      o  are a source for programs; and

      o provide us with access to a faculty around which to build other programs.

         EXTENSIVE LIBRARY. Our accounting/finance library consists of over 1,000 hours, and our engineering library contains almost 200 hours, of proprietary education content including skills-based and update programs. We believe that our libraries are among the most extensive in the industry and help attract new subscribers.

         EXPERIENCED MANAGEMENT. Our management team is comprised of experienced and successful accounting and legal professionals and administrative executives. This has enabled us to develop high quality programs, enter into strategic relationships with the major professional organizations in the markets we serve, attract well-known personalities around whom we develop new programs, cut costs and make strategic acquisitions.

         VALUE ADDED SERVICES. In addition to our extensive library of courseware, we also offer our customers a proprietary learning content management system, an administrative tool that enables organizations to monitor the use and efficacy of our programs.

         LARGE AND DIVERSIFIED CUSTOMER BASE. We have over 3,000 customers, consisting of accountants, engineers, and large, medium and small companies as well as accounting firms. Our customers include approximately half of the Fortune 500 companies. In the aggregate, we estimate that our corporate clients employ tens of thousands of accounting and finance professionals, representing a substantial universe of potential users. In addition, our corporate customers are a diversified group in terms of the industries and markets in which they operate. For example, our customers are some of the leading businesses in the following industries: accounting, banking and finance, insurance, technology, telecommunications, retail, aerospace, natural resources, construction and chemicals.

         END-TO-END SERVICE. All of our accounting/finance programs and our corporate training programs are produced, filmed, edited, duplicated and converted in-house. Our engineering programs are usually licensed from or developed in conjunction with an independent third-party but are filmed, edited, duplicated and converted into digital format in-house. Finally, we have a fulfillment center from which we ship our course materials, tapes as well as hard copies to our customers. We believe our vertically integrated operation results in a more efficient production process and enhances the quality of our products.

         ONLINE RESOURCE AND CONTENT PROVIDER. We own and operate multiple websites. Our two primary websites are: www.smartpros.com and www.workingvalues.com. Our SmartPros website has over 20,000 pages of proprietary content as well as links to other professional organizations, associations and institutions and is a marketing and distribution channel for our products. We believe that this website has become a destination for professionals based on the following data:

      o As a result of maintaining the website, we have built a database with over 120,000 profiled users.

      o  The website logs over 300,000 visits per month.

      o Through our web sites, we serve over 1.5 million ads and 200,000 opt-in e-mails per month.

INTELLECTUAL PROPERTY

         We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. All of the following trademarks/trade names have been federally registered, or applications have been filed, with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER and Design, PEC, FMN FINANCIAL MANAGEMENT NETWORK and Design, FMN, CPAR CPA REPORT and Design, CPAR, Integrity Alignment Process, Integrity Training Center, INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT and WORKING VALUES. In addition, under our agreement with the AICPA we have a right to use "AICPA" in connection with the following products: AICPA Financial Pro, AICPA Practice Report, and AICPA Practice Pro. Finally, we use the following trademarks and trade names to which we claim common law rights: SmartPros Advantage (SPA), The CPA Report Government & Not-for-Profit

(CPARGov/NFP), Integrity Alignment Process and Integrity Training Center. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is extremely difficult, and the means we use to protect our proprietary rights may be inadequate. We believe that, ultimately, our success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of our personnel.

         All of our internally developed content is protected by copyright. While this may offer some protection against unauthorized persons copying the material, it does not prevent anyone from independently developing material on the same topic or in the same format. Regarding content created, owned or licensed by third parties, we enter into license agreements that permit us to market, use and distribute that content. These licenses may be exclusive or non-exclusive. We usually obtain a representation from the licensor that he or she has the right to license the content to us, that the license granted to us does not violate the terms of any other license, that the license granted does not violate any applicable law, rule or regulation or the proprietary rights of any third party, including, without limitation, patents, copyrights, trade secrets, or any license or sublicense, covenant or contract with any third party and that there is currently no actual or threatened suit by any such third party based upon an alleged violation by such licensor of any such proprietary rights. However, we do not make any independent investigation to verify if these representations are accurate. If the representation is not true, we may be enjoined from using that content further and may also be liable for damages to the true owner of the content or the exclusive licensee.

         In connection with our learning content management systems, our license agreement restricts use of the system and prohibits users from copying or sharing the system without our express written consent. Our learning content management systems incorporate products and systems and technology that we license and purchase from third parties. We cannot assure you that we will be able to continue to license or support this technology on terms that we consider reasonable, if at all. If these licenses or maintenance agreements expire and we cannot renew them, they are substantially modified or if they were terminated for any reason, we would have to purchase, license or internally develop comparable products and systems. Anyone of these options may be expensive and/or time consuming, which could have a material adverse effect on our business and financial performance.

         We cannot prevent third parties from independently developing similar or competing systems, software and content that do not infringe on our rights. In addition, we cannot prevent third-parties from asserting infringement claims against us relating to these systems and software. These claims, even if they are frivolous, could be expensive to defend and could divert management's attention from our operations. If we are ultimately found to be liable to third parties for infringing on their proprietary rights, we may be required to pay damages, which may be significant, and to either pay royalties to the owner or develop non-infringing technology, the cost of which may be significant.

GOVERNMENT REGULATION

         Government regulation is important to our business. Every state sets its own continuing professional education requirements, in terms of the number of credits needed and the cycle in which those credits need to be earned. In addition, specific content will only qualify for continuing professional education credit if it meets specific criteria, which varies from state to state. In the accounting/finance area, most states have adopted the NASBA standards to address the quality of course content. We are a certified NASBA sponsor, meaning that the courses we offer to the general public on a subscription basis qualify for continuing professional education credits in those states that have either adopted the NASBA standards or their own standards similar to NASBA's, the District of Columbia and Puerto Rico. In the engineering area, there is less uniformity and each of our courses must be certified by the particular professional organization that oversees that particular specialty.

         In addition, laws, rules and regulations enacted by governments and their agencies play an important role in the growth of our business. For example, we anticipate that the Sarbanes-Oxley Act of 2002 will help drive the growth of our Working Values subsidiary as companies seek to educate their employees on matters relating to corporate ethics, compliance and governance.

EMPLOYEES

         As of March 1, 2005 we had 68 employees of which 64 were full-time and four were part-time. We have 51 employees based in our executive offices in Hawthorne, New York and five employees based in our office in Sharon, Massachusetts. In addition, we have an aggregate of 12 employees that work out of their homes in New York, New Jersey, Washington, California, Illinois and Texas. We believe that our relationship with all of our employees is generally good.

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

         The following factors may affect our growth and profitability and should be considered by any prospective purchaser of our securities:

         WE HAVE HAD SIGNIFICANT OPERATING LOSSES IN FOUR OUT OF THE FIVE MOST RECENT FISCAL YEARS.

         From 2000 through 2003, we incurred cumulative losses of $10.2 million. Although we were profitable in 2004, we cannot assure you that we will continue to achieve profitability in 2005 or thereafter.

         THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND HAS RELATIVELY LOW BARRIERS TO ENTRY. INCREASED COMPETITION COULD RESULT IN MARGIN EROSION AS WELL AS LOSS OF MARKET SHARE AND BRAND RECOGNITION.

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

         In order to remain competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new course material that addresses new developments, laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and other regulatory bodies. In some cases these changes may be significant and the cost to comply with these changes may be substantial. For example, the National Registry of CPE Sponsors, known as NASBA, which sets the standards that have been adopted by 36 states, the District of Columbia and Puerto Rico and whose standards have been copied by most of the other states and U.S. Territories, imposed the requirement that, to qualify for continuing professional education credit, beginning in 2003 all new courses designed for self-study must be interactive and beginning in 2004 all courses designed for self-study had to be interactive. Had we not complied with this new requirement, our courses would have been far less attractive to practitioners in the field and our business would have declined appreciably. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our products and services may have a material and adverse effect on our operating results.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices, production facility, technology center and fulfillment center is located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires February 28, 2010. In addition, we lease 800 square feet in Sharon, Massachusetts, where Working Values is based. This lease expires March 1, 2006.

ITEM 3.  LEGAL PROCEEDINGS

         We are not presently a party to any legal proceeding that we deem material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION

         Our common stock is traded on The American Stock Exchange under the symbol "PED". The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                       SALES INFORMATION
                                                --------------------------------
         PRICE RANGE OF COMMON STOCK                 HIGH             LOW
----------------------------------------------- -------------- -----------------
YEAR ENDED DECEMBER 31, 2004
Fourth quarter (beginning November 22, 2004)*       $4.10           $3.45

--------------
* Our common stock began trading on the AMEX on November 22, 2004 upon separation of the units offered in our initial public offering commencing on October 19, 2004.

         As of March 24, 2005, the closing bid price per share for our common stock, as reported on the American Stock Exchange was $3.95.

         (b)      HOLDERS

         As of March 24, 2005, the number of record holders of our common stock was 201. We believe that there are more than 1,000 beneficial holders of our common stock.

         (c)      DIVIDENDS

         The holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. During the years ended 2003 and 2004, we did not pay any dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements and operating and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES.

         On August 3, 2004, the Board authorized the issuance of 40,000 shares of common stock to Allen S. Greene, our chief executive officer. The shares were issued to Mr. Greene on October 19, 2004. Of the 40,000 shares issued, 10,000 shares vested immediately and 10,000 shares will vest on each of October 19, 2005, 2006 and 2007. Mr. Greene is deemed the owner of these shares as of the date of grant and, as such, will be entitled to vote them on all matters presented to stockholders for a vote and will be entitled to dividends, if any, payable on our common stock. If Mr. Greene terminates his employment with us voluntarily or we terminate him for "cause," as defined in his employment agreement, any unvested shares will be forfeited and will revert to the company. If Mr. Greene's employment with us is terminated without "cause," or if his employment is terminated as a result of his death or disability (as defined in his employment agreement), or if we experience a change in control (as defined in his employment agreement) any unvested shares will immediately vest.

         In January 2005, we issued to KS Partners, a nominee of the partners of Morse, Zelnick, Rose and Lander LLP, 42,539 shares of restricted common stock and 21,269 shares of our warrants exercisable at a price $7.125 per share, in consideration for legal services rendered in connection with our initial public offering. This issuance is exempt from registration, as it was made pursuant to Sections 4(2) and 4(6) of the Act.

USE OF PROCEEDS.

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. The gross proceeds to us from the offering were $7,650,000. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The net proceeds to us after underwriting discounts and other expenses were approximately $6,000,000. As of the date hereof, we have used approximately $490,000 of the net proceeds to repay certain long-term debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. CERTAIN STATEMENTS IN THIS DISCUSSION AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SEE "FORWARD-LOOKING STATEMENTS" FOLLOWING THE TABLE OF CONTENTS OF THIS 10-KSB. BECAUSE THIS DISCUSSION INVOLVES RISK AND UNCERTAINTIES, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

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

         The acquisition of VEC put a tremendous strain on our internal capital resources. Although our accounting division continued to grow and generate operating profits, overall we began losing money. In the four-year period beginning in 2000 and ending in 2003, we generated over $10 million of losses. In 2001, we hired a new chief executive officer, Allen S. Greene, who had previously been the chief operating officer of a publicly traded specialty finance company. Since becoming our CEO, Mr. Greene has successfully refocused on our core competencies, cut overhead, substantially reduced debt and raised additional equity capital. By the end of 2003, we had narrowed our annual losses to $315,000 and were EBITDA positive for the second consecutive year. Finally, in 2004 we recorded our first net profit since 1999.

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

         The aggregate purchase price for the Pro2Net and Working Values assets was $1.1 million in cash, stock (based on the value at the time of the acquisition) and assumption of liabilities. In comparison, the sellers of these assets had collectively raised more than $30 million to develop these assets and fund their operations.

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

         In 2004 we successfully completed our initial public offering. We intend to use the $6 million net proceeds from the offering and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We intend to focus on acquisitions that will allow us increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

         There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 of this report above under the caption "Certain Risk Factors That May Affect Our Growth and Profitability." These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisitions opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

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

     REVENUES

         Most of our revenue is in the form of subscription fees for one of our monthly accounting update programs or our course library. Other sources of revenue include direct sales of programs on a non-subscription basis, fees for various services, including web design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of a SmartPros Professional Education Center, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

         Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as web-site design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is avai1able. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Working Values recognizes revenue on a proportional performance basis.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         We experienced a significant improvement in operating performance in 2004 as compared to 2003. The following table compares our statement of operations data for the years ended December 31, 2003 and

2004. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).


                                                                        YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                        2003                                2004
                                           --------------------------------    -------------------------------
                                              AMOUNT           PERCENTAGE          AMOUNT         PERCENTAGE        CHANGE
                                           --------------     -------------    ---------------    ------------    ------------
                                                                 (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)
Net revenues                                   $ 8,580           100.0%            $ 10,151         100.0%            18.3%
Cost of revenues                                 3,484            40.6%               4,003          39.4%            14.9%
                                           --------------     -------------    ---------------    ------------    ------------
Gross profit                                     5,096            59.4%               6,148          60.6%            20.6%
                                           --------------     -------------    ---------------    ------------    ------------
Selling, general and administrative              4,663            54.3%               4,693          46.2%             0.6%
Depreciation and amortization                      676             7.9%                 716           7.1%             5.9%
                                           --------------     -------------    ---------------    ------------    ------------
Total operating expenses                         5,339            62.2%               5,409          53.3%             1.3%
                                           --------------     -------------    ---------------    ------------    ------------
Operating income (loss)                           (243)           (2.8)%                739           7.3%          (404.4)%
Other (expense), net                               (72)           (0.9)%                (28)         (0.3)%          (61.1)%
                                           --------------     -------------    ---------------    ------------    ------------
Net income (loss)                              $  (315)           (3.7)%           $    711           7.0%          (326.0)%
                                           ==============     =============    ===============    ============    ============


NET REVENUES

         Net revenues for 2004 increased 18.3% compared to net revenues for 2003. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In 2004, net revenues from online sales of subscription-based products and other sales accounted for approximately $2.6 million, or 26%, of our net revenues. In 2003, online sales accounted for $1.8 million, or 21%, of our net revenues.

         Net revenues from sales of our accounting/finance products grew in both absolute terms and as a percentage of total revenues. In 2004, net revenues from our accounting/finance and related products were $6.7 million compared to $6.2 million in 2003. This increase was due in part to a subscription price increase that went into effect on January 1, 2004 and to an increased level of sales. For 2004, net revenues from accounting/finance products include subscription-based revenue of $6.1 million and direct sales of course material on a non-subscription basis, net revenues from custom work and advertising of $600,000. For 2003, subscription-based revenue was $5.5 million and direct sales of course material on a non-subscription basis, custom work and advertising was $657,000.

         Net revenues from sales of our engineering products, which are not subscription-based products, were $509,000 in 2004 compared to $381,000 in 2003. This increase is primarily attributable to a growth in sales of our licensing preparation and project management courses.

         Net revenues from video production and duplication and consulting and e-commerce services for 2004 were $1.6 million compared to $1.8 million for 2003, continuing a trend that began in 2003. This decline is primarily attributable to a number of factors, including a company policy that revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting department if that is where the sale originated, even if the technology group performed all the services necessary to fulfill the terms of that contract. Other factors contributing to the decline in this revenue include:

      o the general decline in the videotape industry reflecting the popularity of digital formats such as CD-ROM and DVD;

      o  the maturity of the web; and

      o  increased competition for web design services.

         Despite the decline in revenues, our video and technology departments continue to operate at full capacity producing videotapes and web-enabled programs for our accounting and engineering departments. At this time we cannot predict whether the trend of declining revenues from these departments will continue.

         Net revenues from our Working Values division increased from $185,000 in 2003 to $1,270,000 in 2004, an increase of 586%. This increase was primarily due to consulting jobs for a number of large multi-national companies.

COST OF REVENUES

         Cost of revenues includes production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs; royalties paid to third parties; the cost of materials, such as videotape and packaging supplies; and shipping costs. Compared to 2003, cost of revenues in 2004 increased by $519,000 but decreased as a percent of net revenues. The increase was primarily attributable to the cost of sub-contracted labor related to a large Working Values project and an increase in personnel costs in the technology department.

         There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. The expenses that showed the greatest variations from 2003 to 2004 and the reasons for those variations were as follows:

      o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of actors increased minimally while the cost of video production personnel increased by $50,000 and the cost of technology personnel increased by $340,000. Direct production costs, which are costs relating to producing videos other than labor costs, such as the cost of renting equipment and locations, decreased $121,000. These variations are related to the type of video production projects and do not reflect any trends in our business.

      o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $190,000. The increase was primarily attributable to Working Values, $90,000, and our technology group, $155,000. On the other hand, compensation expense in our video production/duplication personnel decreased by $55,000. This decrease is primarily attributable to the fact that the head of our video production/duplication department resigned in October 2003.

      o TRAVEL AND ENTERTAINMENT; SHIPPING. Travel and entertainment expenses increased by $18,000 primarily related to Working Values projects. By controlling costs and the way in which we ship our products there was no material change in shipping costs.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

         Royalty expense decreased in 2004 as compared to 2003 for a number of reasons. First, we terminated one of our royalty agreements in late 2003 with a reseller of our CPA exam review course. Second, royalty payments to two other partners decreased because sales through these partners decreased. Third, we renegotiated our rates with one of our strategic partners, resulting in a total savings of approximately $26,000. Ultimately, the savings we realize under these new agreements will depend on the volume of sales. Assuming the same level of sales in 2005 as in 2004, our royalty payments under these agreements will be constant. However, if volume increases or if we enter into new agreement or modify existing agreements, the actual royalty payments in 2005 under these agreements may be either higher or lower than they were in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include normal corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. While general and administrative expenses in 2004 were slightly higher than they were in 2003, as a percentage of net revenues they decreased significantly. General and administrative expenses for Working Values were significantly higher in 2004 than they were in 2003 because Working Values only had nine months of operations in 2003. In particular, Working Values' sales costs were much higher in 2004 than they were in 2003. These increases were offset by company-wide reductions in our telecommunication and other expenses. In particular, legal expenses in 2004 were lower than they were in 2003 because in the earlier year we incurred a one time legal expense of approximately $150,000. We anticipate that general and administrative expenses will increase in 2005 as a result of increased accounting, legal and insurance costs attributable to the fact that we are now a public company.

DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses were higher in 2004 than they were in 2003, although as a percentage of net revenues they decreased. The increase is attributable to the fact that in 2003 we acquired $368,000 of depreciable and amortizable assets, including the assets acquired by Working Values, that we began to fully amortize in 2004. We have also begun to fully amortize the capitalized costs related to the Sarbanes-Oxley toolkit product developed in 2003. We expect our depreciation and amortization expenses on our current assets to decrease in 2005 as many of our older assets are either fully or almost fully depreciated.

INCOME/LOSS FROM OPERATIONS

         For 2004 net income from operations was $739,000 compared to a $243,000 loss from operations in 2003. This is primarily attributable to our ability to increase net revenues without significantly increasing the cost of revenues and our operating expenses.

OTHER EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The decrease in our net interest expense is due primarily to our ability to pay down debt. As of the end of 2004 we have repaid all of our outstanding indebtedness, other than capital lease obligations, with the proceeds from our initial public offering. Also, we had more cash on hand at the end of the year as a result of the public offering.

NET INCOME AND LOSS

         For 2004, we recorded a net profit of $711,000 compared to a net loss of $315,000 for 2003. The change from a net loss to a net profit is attributable to increased revenue and our continuing efforts to reduce our costs and expenses.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004 we consummated an initial public offering of our common stock. The net proceeds to us from the offering were approximately $6.0 million.

         Our working capital as of December 31, 2004 was approximately $3.4 million compared to a $3.6 million working capital deficit as of December 31, 2003. The increase is attributable to the proceeds from our public offering. Our current ratio at December 31, 2004 and December 31, 2003 was 1.75 to 1 and .27 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.7 million at December 31, 2004 and $3.4 million at December 31, 2003, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

         For the year ended December 31, 2004, net cash generated by operating activities was approximately $1.1 million and we had a net increase in cash and investments in available-for-sale securities of $6.2 million, most of which was attributable to the public offering. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

         Capital expenditures for the year ended December 31, 2004 were approximately $119,000, of which $115,000 consisted of equipment purchases and $4,000 in intangible assets. Although we are constantly upgrading our technology, we do not anticipate any significant increase in capital expenditures relating to equipment purchases over the next 12 months.

         For the year ended December 31, 2004 we made debt principal payments of approximately $824,000. We used $491,000 from the proceeds of our initial public offering to fully repay the outstanding balances on all of our existing indebtedness other than capital leases. At year-end, our total indebtedness for borrowed money, including capital lease financings, was approximately $120,000, which consisted of the following:

      o EQUIPMENT LEASING. At December 31, 2004, the balance on all existing equipment leases was $97,000. In 2003 we leased $118,000 of new computer and video equipment, through IDB Leasing. One lease has a 48-month term, an imputed interest rate of 7.0% and monthly payments of $2,055. The second lease has a 36-month term, an imputed interest rate of 7.5% and monthly payments of $996. In January 2004 we entered into an additional capital lease obligation of $10,000 with IDB Leasing. This lease has a term of 36 months and an imputed interest rate of 6.05%. The total amount due IDB Leasing at year-end was $81,000. In addition, we have outstanding balances on other equipment leases of approximately $16,000 at December 31, 2004.

      o EQUIPMENT PURCHASES. At December 31, 2004, we had an outstanding balance of $23,000 on a loan relating to a vehicle we purchased in August 2004. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment, less any applicable expenses, at the end of the term.

         In addition to the foregoing, as of December 31, 2004 we had commitments under operating leases - principally the leases for executive offices in Hawthorne, New York and the Working Values executive offices in Sharon, Massachusetts aggregating $1.8 million through February 2010. In May 2004 we paid $92,000 in connection with our termination of a sublease in Irvine, California. Finally, in connection with our acquisition of the Working Values assets, the seller is entitled to receive up to $200,000 of additional consideration if Working Values attains specific performance objectives during the two-year period following the acquisition. At December 31, 2004 none of this contingent consideration had been accrued.

         In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

SEASONALITY AND CYCLICALITY

         Historically, the fourth quarter has been our strongest in terms of revenue generation. This is due to the fact that most of our subscriptions follow the calendar year and renewals are mailed out 60 days before the end of the year. Also, for internal budgeting reasons, corporate clients tend to defer their decisions to the end of the year.

         In general, since most of our business relates to continuing professional education and is non-discretionary, we do not believe that business cycles have a material impact on our financial performance. Adverse business conditions and developments, however, would negatively affect the performance of Working Values and the ability of our video production and consulting departments to generate revenues independently.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised, A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on our financial position and results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that SFAS No. 153 will have a material impact on our results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         See the index to Financial Statements below, beginning on page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None, except as previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

       a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

         b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to our directors and executive officers that is responsive to Item 9 of Form 10-KSB will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders, which information is incorporated by reference herein.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our website at www.smartpros.com and is filed as Exhibit
14.1 to this report.

ITEM 10. EXECUTIVE COMPENSATION

         Information relating to our directors and executive officers that is responsive to Item 10 of Form 10-KSB will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information relating to our directors and executive officers that is responsive to Item 11 of Form 10-KSB will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-KSB will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 13. EXHIBITS

                  EXHIBITS:

EXHIBIT
  NO.                              DESCRIPTION
--------                           -----------

3.1      Certificate of Incorporation as amended (1)

3.2      Amended and Restated By-Laws, as amended (1)

4.1      Specimen stock certificate (1)

4.2      Form of warrant agreement including form of warrant (1)

4.3      Form of unit certificate (1)

4.4      Form of representative's warrant issued (1)

10.1     1999 Stock Option Plan, as amended (1)

10.2 Third Amended Employment Agreement between SmartPros Ltd. and Allen S. Greene (1)

10.3 Second Amended Employment Agreement between SmartPros Ltd. and Jack Fingerhut (1)

10.4     Second Amended Employment Agreement between SmartPros Ltd. and William
         K. Grollman (1)

10.5     Employment Agreement between SmartPros Ltd. and David M. Gebler (1)

10.6.1   Lease for premises at 12 Skyline Drive, Hawthorne, New York (1)

10.6.2   Lease for premises at 28 South Main Street Rear, Sharon, Massachusetts
         (1)

10.7     $200,000 Secured Promissory Note and Stock Pledge Agreement (1)

10.8 The Asset Purchase Agreement between the SmartPros Ltd. and Working Values Group, Ltd. (1)

10.9.1(a) Loan Agreement dated August 28, 2001 between SmartPros Ltd. and
          Freshstart Venture Capital Corp. (1)

10.9.1(b) Negotiable Promissory Note dated August 28, 2001 made by SmartPros Ltd to Freshstart Venture Capital Corp. with a principal amount of $500,000 (1)

10.9.1(c) Security Agreement dated as of August 28, 2001 between SmartPros Ltd.
          and Freshstart Venture Capital Corp. in connection with Exhibits 10.9.1(a) and (b) (1)

10.9.1(d) Participation Agreement dated August 28, 2001 between Veral & Co.,
          L.L.C. and Freshstart Venture Capital Corp. in connection with Exhibit 10.9.1(a) (1)

10.9.2(a) Loan Agreement dated May 9, 2003 between SmartPros Ltd. and Freshstart
          Venture Capital Corp. (1)

10.9.2(b) Negotiable Promissory Note dated May 9, 2003 made by SmartPros Ltd to
          Freshstart Venture Capital Corp. with a principal amount of $100,000
          (1)

10.9.2(c) Security Agreement dated as of May 9, 2003 between SmartPros Ltd. and
          Freshstart Venture Capital Corp. in connection with Exhibits 10.9.2(a) and (b) (1)

10.10 Form of Lock-up Agreement between the underwriter and the Officers and Directors of SmartPros Ltd. (1)

10.11 Agreement and Plan of Merger among Deerfield Video Productions, Inc., Daniel Sladkus and William Doscher and Virtual Education Corporation and Deerfield Acquisition Corp. (1)

10.12 Letter Agreement between SmartPros Ltd. and Allen S. Greene re restricted stock (1)

14.1      Code of Ethics (3)

16.1      Letter from McGladrey & Pullen LLP dated November 24, 2004 (2)

21.1      Subsidiaries (1)

31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

------------------------

         NOTES TO EXHIBITS
         -----------------

*        Filed herewith

(1) Filed as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004 and incorporated herein by reference.

(2) Filed on November 29, 2004 as an exhibit with the same number to our Current Report on Form 8-K and incorporated herein by reference.

(3) Filed on March 14, 2005 as an exhibit with the same number to our Current Report on Form 8-K and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information that is responsive to Item 14 of Form 10-KSB will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders, which information is incorporated by reference herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SmartPros Ltd.

                                      By:      /s/ Allen S. Greene
                                               ---------------------------------
                                               Allen S. Greene,
                                               Chief Executive Officer

Date:    March 25, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2005.

                       SIGNATURE         TITLE

Principal Executive Officer

   /s/ ALLEN S. GREENE                   Chief Executive Officer and Vice
   --------------------------------      Chairman of the Board of Directors
       Allen S. Greene

Principal Financial Officer

   /s/  STANLEY P. WIRTHEIM              Chief Financial Officer
   --------------------------------
        Stanley P. Wirtheim

Directors

   /s/  JOHN F. GAMBA                    Chairman of the Board of Directors
   --------------------------------
        John F. Gamba

   /s/  ALLEN S. GREENE                  Vice Chairman of the Board of Directors
   --------------------------------
        Allen S. Greene

   /s/  WILLIAM K. GROLLMAN              Director
   --------------------------------
        William K. Grollman

   /s/  JACK FINGERHUT                   Director
   --------------------------------
        Jack Fingerhut

   /s/  BRUCE JUDSON                     Director
   --------------------------------
        Bruce Judson

   /s/  MARTIN H. LAGER                  Director
   --------------------------------
        Martin H. Lager

   /s/  JOSHUA A. WEINREICH              Director
   --------------------------------
        Joshua A. Weinreich

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONTENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003                                     PAGES
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Reports of Independent Registered Public Accounting Firms            F-2 - F-3

  Consolidated Balance Sheet                                              F-4

  Consolidated Statements of Operations                                   F-5

  Consolidated Statement of Stockholders' Equity (Deficiency)             F-6

  Consolidated Statements of Cash Flows                                   F-7

  Notes to Consolidated Financial Statements                          F-8 - F-19


--------------------------------------------------------------------------------
                                                                             F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SmartPros Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheet of SmartPros Ltd. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartPros Ltd. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
February 28, 2005


--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SmartPros Ltd. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of SmartPros, Ltd. and Subsidiary for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of SmartPros, Ltd. and Subsidiary's operations and their cash flows for the year then ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New York, New York March 12, 2004 except for the second paragraph of note 8 as to which the date is September 10, 2004

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.


--------------------------------------------------------------------------------

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
DECEMBER 31, 2004
--------------------------------------------------------------------------------

ASSETS

Current Assets:

   Cash and cash equivalents                                    $  1,756,991
   Investment securities available-for-sale                        5,000,000
   Accounts receivable, net of allowance for
      doubtful accounts of $71,000                                   985,259
   Prepaid expenses and other current assets                         175,270
                                                                -------------
Total Current Assets                                               7,917,520
                                                                -------------

Property and Equipment, net                                          544,176
Goodwill                                                              53,434
Other Intangibles, net                                             2,482,653
Other Assets, including restricted cash of $150,000                  167,196
                                                                -------------
Total Assets                                                    $ 11,164,979
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                             $    358,867
   Accrued expenses                                                  373,993
   Current portion of capital lease and
     equipment financing obligations                                  56,119
   Deferred revenue                                                3,741,466
                                                                -------------
Total Current Liabilities                                          4,530,445
                                                                -------------

Long-Term Liabilities:

   Capital lease and equipment financing obligations                  64,020
   Other liabilities                                                 164,907
                                                                -------------
Total Long-Term Liabilities                                          228,927
                                                                -------------

Commitments and Contingencies

Stockholders' Equity:

   Convertible preferred stock, $.001 par value,
      authorized 1,000,000 shares,
      0 shares issued and outstanding                                      -
   Common stock, $.0001 par value,
      authorized 30,000,000 shares,
      5,140,545 issued and 5,082,539 outstanding                         514
   Common stock in treasury, at cost - 58,006 shares                (220,000)
   Additional paid-in-capital                                     16,407,495
   Accumulated deficit                                            (9,454,902)
                                                                -------------
                                                                   6,733,107

   Deferred Compensation                                            (127,500)
   Note receivable from stockholder                                 (200,000)
                                                                -------------
Total Stockholders' Equity                                         6,405,607
                                                                -------------
Total Liabilities and Stockholders' Equity                      $ 11,164,979
                                                                =============

--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-4

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    2004                       2003
--------------------------------------------------------------------------------

Net Revenues                            $10,150,738                $  8,579,989
Cost of Revenues                          4,002,738                   3,483,868
                                        ----------------------------------------
Gross Profit                              6,148,000                   5,096,121
                                        ----------------------------------------

Operating Expenses:

   Selling, general and administrative    4,692,748                   4,662,432
   Depreciation and amortization            716,378                     676,382
                                        ----------------------------------------
                                          5,409,126                   5,338,814
                                        ----------------------------------------
Operating Income (Loss)                     738,874                    (242,693)
                                        ----------------------------------------

Other Income (Expense):

   Interest income                           37,802                      16,841
   Interest expense                         (65,307)                    (88,890)
                                        ----------------------------------------
                                            (27,505)                    (72,049)
                                        ----------------------------------------


Provision for Income Taxes                        -                           -
                                        ----------------------------------------
Net Income (Loss)                       $   711,369                $   (314,742)
                                        ========================================

Net Income (Loss) Per Common Share:

   Basic net income (loss)
      per common share                  $      0.23                $      (0.12)
                                        ========================================

   Diluted net income (loss)
      per common share                  $      0.23                $      (0.12)
                                        ========================================

Weighted Average Number of
   Shares Outstanding

   Basic                                  3,086,359                   2,604,178
                                        ========================================

   Diluted                                3,119,322                   2,604,178
                                        ========================================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-5

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------



                                                        Common Stock                      Preferred Stock
                                             ----------------------------------    -------------------------------
                                                  Shares            Amount            Shares           Amount
                                             -----------------  ---------------    -------------  ----------------

Balance, January 1, 2003                            2,638,484            $ 264           14,979              $ 15
Purchase of 30,037 Shares of Treasury Stock                 -                -                -                 -
Net Loss                                                    -                -                -                 -
                                             -----------------  ---------------    -------------  ----------------
Balance at, December 31, 2003                       2,638,484              264           14,979                15

Conversion of Preferred Shares                        619,522               62          (14,979)              (15)
Common Stock Issued Through Public Offering         1,800,000              180                -                 -
Common Stock Issued for Services                       42,539                4                -                 -
Restricted Common Stock Granted to Officer             40,000                4                -                 -
Amortization of Deferred Compensation                       -                -                -                 -
Net Income                                                  -                -                -                 -
                                             -----------------  ---------------    -------------  ----------------
Balance at, December 31, 2004                       5,140,545            $ 514                -               $ -
                                             =================  ===============    =============  ================




                                                 Additional                                                     Receivable
                                                  Paid-in            Accumulated            Deferred              from
                                                  Capital              Deficit            Compensation         Stockholder
                                            -------------------------------------------------------------------------------------

Balance, January 1, 2003                           $ 10,213,459         $ (9,851,529)           $        -          $ (200,000)
Purchase of 30,037 Shares of Treasury Stock                   -                    -                     -                   -
Net Loss                                                      -             (314,742)                    -                   -
                                            -------------------------------------------------------------------------------------
Balance at, December 31, 2003                        10,213,459          (10,166,271)                    -            (200,000)

Conversion of Preferred Shares                              (47)                   -                     -                   -
Common Stock Issued Through Public Offering           6,024,091                    -                     -                   -
Common Stock Issued for Services                             (4)                   -                     -                   -
Restricted Common Stock Granted to Officer              169,996                    -              (170,000)                  -
Amortization of Deferred Compensation                         -                    -                42,500                   -
Net Income                                                    -              711,369                     -                   -
                                            -------------------------------------------------------------------------------------
Balance at, December 31, 2004                      $ 16,407,495         $ (9,454,902)           $ (127,500)         $ (200,000)
                                            =====================================================================================



                                                                          Total
                                                 Treasury             Stockholders'
                                                  Stock            Equity (Deficiency)
                                            ---------------------------------------------

Balance, January 1, 2003                             $ (148,000)             $    14,209
Purchase of 30,037 Shares of Treasury Stock             (72,000)                 (72,000)
Net Loss                                                      -                 (314,742)
                                            ---------------------------------------------
Balance at, December 31, 2003                          (220,000)                (372,533)

Conversion of Preferred Shares                                -                        -
Common Stock Issued Through Public Offering                   -                6,024,271
Common Stock Issued for Services                              -                        -
Restricted Common Stock Granted to Officer                    -                        -
Amortization of Deferred Compensation                         -                   42,500
Net Income                                                    -                  711,369
                                            ---------------------------------------------
Balance at, December 31, 2004                        $ (220,000)             $ 6,405,607
                                            =============================================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-6

                                                   SMARTPROS LTD. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                           2004                    2003
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating
   Activities:
   Net income (loss)                                           $  711,369                 $  (314,742)
                                                             -----------------------------------------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                            716,378                     676,382
         Bad debts                                                  6,532                           -
         Stock compensation                                        42,500                           -
         Changes in operating assets and liabilities:
           (Increase) decrease in operating assets:
              Accounts receivable                                (329,423)                    221,559
              Prepaid expenses and other current assets           (46,690)                    (73,094)
              Other assets                                          9,369                           -
           (Decrease) increase in operating liabilities:
              Accounts payable and accrued expenses              (350,080)                     18,272
              Deferred revenue                                    326,242                     480,938
              Other liabilities                                    18,558                    (104,895)
                                                             -----------------------------------------
   Total adjustments                                              393,386                   1,219,162
                                                             -----------------------------------------
Net Cash Provided by Operating Activities                       1,104,755                     904,420
                                                             -----------------------------------------

Cash Flows from Investing Activities:
   Investment in securities available-for-sale                 (5,000,000)                          -
   Acquisition of property and equipment                         (115,316)                   (186,931)
   Capitalized course costs                                             -                    (181,316)
   Cash paid for business acquisition                              (3,500)                   (104,950)
                                                             -----------------------------------------
Net Cash Used in Investing Activities                          (5,118,816)                   (473,197)
                                                             -----------------------------------------

Cash Flows from Financing Activities:
   Payments on note payable - treasury stock                      (60,000)                    (12,000)
   Proceeds from issuance of long-term debt                        23,582                      97,813
   Net proceeds from issuance of common stock                   6,024,271                           -
   Payments on long-term debt                                    (683,003)                   (276,664)
   Payments under capital lease obligations                       (80,791)                    (56,322)
                                                             -----------------------------------------
Net Cash Provided by (Used in) Financing Activities             5,224,059                    (247,173)
                                                             -----------------------------------------

Net Increase in Cash and Cash Equivalents                       1,209,998                     184,050
Cash and Cash Equivalents, beginning of year                      546,993                     362,943
                                                             -----------------------------------------
Cash and Cash Equivalents, end of year                         $1,756,991                 $   546,993
                                                             =========================================

Supplemental Disclosure:

   Cash paid for interest                                      $   65,307                 $    88,869
                                                             =========================================

Supplemental Disclosure of NonCash Investing and
   Financing Activities:
   Common stock issued in exchange for note receivable         $  170,000                 $         -
                                                             =========================================
   Common stock repurchased in exchange for debt
                                                               $        -                 $    72,000
                                                             =========================================
   Equipment purchased under capital leases                    $   10,135                 $   120,619
                                                             =========================================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-7

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

     1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         SmartPros Ltd. ("SmartPros" or the "Company"), a Delaware Corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and internet subscription services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In addition, the Company also produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Finally, through its wholly-owned subsidiary, Working Values Ltd. ("Working Values"), the Company produces ethics, governance, and compliance programs for corporate clients. SmartPros also produces custom videos and rents out its studios. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities. While the Company's management monitors the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment.

         BASIS  OF  PRESENTATION  - The  consolidated  financial  statements  of
         SmartPros include the accounts of SmartPros and its wholly-owned subsidiary, Working Values, which was formed in 2003. All significant intercompany balances and transactions have been eliminated.

         ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION - The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of on-line sales, upon receipt of payment. Revenues from other non-subscription services, such as web site design, video production, consulting services, and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts are assured.

         COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2004 and 2003, there were no such adjustments required.

         CASH AND CASH EQUIVALENTS - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts which are stated at cost and approximate market value.

--------------------------------------------------------------------------------
                                                                             F-8

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

         INVESTMENTS - The Company has established a policy to invest proceeds from its public offering in AAA-rated bonds with short-term maturities. The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2004, all marketable securities held by the Company have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations. For the years ended December 31, 2004 and 2003, the Company had no unrealized gains or losses on available-for-sale securities.

         CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. No single customer represents a significant concentration of sales or receivables.

         ACCOUNTS RECEIVABLE - Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable, based on an evaluation of the collectibility of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

         Accounts receivable are generally considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.

         INVENTORIES - Inventories are valued at the lower of cost or market on a first-in, first-out basis and consists primarily of videotape stock, unsold video courses and related materials. Inventories are included in prepaid expense and other current assets.

         SHIPPING AND HANDLING COSTS - The Company has included freight-out as a component of cost of goods sold for the years ended December 31, 2004 and 2003.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the life of the lease. Expenditures for maintenance and repairs are charged to operations as incurred and major expenditures for renewals and improvements are capitalized and depreciated over their useful lives.

         LONG-LIVED ASSETS - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. SFAS No. 144 requires, among other things, that the Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of

--------------------------------------------------------------------------------
                                                                             F-9

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

         the asset is reduced by the estimated shortfall of cash flows. The Company believes that none of the Company's long-lived assets were impaired.

         GOODWILL - Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Upon adopting new accounting guidance in 2002, the Company ceased amortizing all of its goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

         INTANGIBLE ASSETS - Certain intangible assets are being amortized on a straight-line basis over their estimated useful lives, which vary between 5 and 19 years.

         CAPITALIZED COURSE COSTS - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. Other course costs incurred in connection with any of the monthly subscription products or custom work are charged to expense as incurred. At December 31, 2004, the Company capitalized the cost of its Sarbanes-Oxley Toolkit in the amount of $181,316. At December 31, 2004, the Company has included these capitalized course costs in intangible assets, net of accumulated amortization of $60,014. The capitalized course costs are being amortized over a period of three years.

         DEFERRED REVENUE - Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a monthly, straight-line basis, as earned. Deferred revenue related to website design and video production services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

         INCOME TAXES - Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

         NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. For the year ended December 31, 2003, common stock equivalent shares of 1,007,254 are excluded from the computation because the effect of their inclusion would be anti-dilutive. For the year ended December 31, 2004, 32,963 shares were included in the computation.

         The reconciliation for the years ended December 31, 2004 and 2003 is as follows:


         YEARS ENDED DECEMBER 31,                                         2004               2003
         --------------------------------------------------------- ------------------- ------------------
         Weighted Average Number of Shares Outstanding                     3,086,359           2,604,178
         Effect of Dilutive Securities, common stock equivalents              32,963                   -
                                                                   ------------------- ------------------
         Weighted Average Number of Shares Outstanding, used for
           computing diluted earnings per share                            3,119,322           2,604,178
                                                                   =================== ==================


--------------------------------------------------------------------------------
                                                                            F-10

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

         STOCK-BASED COMPENSATION - Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

         The following table illustrates the effect on net income (loss) per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation":


         YEARS ENDED DECEMBER 31,                                     2004                  2003
         ---------------------------------------------------- --------------------- ----------------------

         Net Income (Loss), as reported                       $         711,369     $        (314,742)
         Deduct Stock-Based Compensation Expense Determined
           Under Fair Value-Based Method                               (165,362)             (184,524)
                                                              --------------------- ----------------------
         Pro Forma Net Income (Loss)                          $         546,007     $        (499,266)
                                                              ===================== ======================
         Basic Income (Loss) Per Share, as reported                            .23                  (.12)
                                                              ===================== ======================
         Basic Income (Loss) Per Share, pro forma                              .18                  (.19)
                                                              ===================== ======================
         Diluted Income (Loss) Per Share, as reported                          .23                  (.12)
                                                              ===================== ======================
         Diluted Income (Loss) Per Share, pro forma                            .18                  (.19)
                                                             ===================== ======================


         The fair value of options granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes Option Pricing model with an average assumed risk-free interest rate of 4.0%, an average expected life of 10 years, an expected volatility of close to zero and the assumption that no dividends will be paid. The weighted average fair value per option of options granted during 2004 and 2003 was $1.40 and $1.74, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised in December 2003. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on the Company's financial position and results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

--------------------------------------------------------------------------------
                                                                            F-11

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

         In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

         ADVERTISING - Advertising is expensed as incurred and was approximately $42,000 and $39,000 for the years ended December 31, 2004 and 2003, respectively.

     2.  ACQUISITIONS

         In April 2003, the Company, through its newly-formed, wholly-owned subsidiary, Working Values, acquired course content and intangible assets from The Working Values Group Ltd. (a Massachusetts corporation). The results of operations for Working Values are included herein beginning from the acquisition date of April 1, 2003. The purchase price for the acquired assets was $104,950. As part of the purchase price, the seller is entitled to receive up to $200,000 as additional consideration based on achieving certain net profits through April 2005. At December 31, 2004, no contingent consideration had been paid or accrued.

     3.  PROPERTY AND EQUIPMENT

         The components of property and equipment are as follows:

         DECEMBER 31, 2004

         -------------------------------------------------- ------------------

         Furniture, Fixtures and Equipment                  $       3,089,475
         Leasehold Improvements                                       182,549
                                                            ------------------
                                                                    3,272,024
         Less Accumulated Depreciation                              2,727,848
                                                            ------------------
                                                            $         544,176
                                                            ==================

         Depreciation expense for the years ended December 31, 2004 and 2003 were approximately $334,000 and $361,000, respectively. At December 31, 2004, property and equipment included assets that were acquired under capitalized leases of approximately $402,000 and accumulated depreciation of approximately $392,000.

--------------------------------------------------------------------------------
                                                                            F-12

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

     4.  GOODWILL AND INTANGIBLE ASSETS

         The components of intangible assets are as follows:


                                                                        2004
                                               ------------------ ------------------ ------------------
                                                     Cost            Accumulated         Carrying
                                                                    Amortization           Value
                                               ------------------ ------------------ ------------------
        Wiley CPA Exam Review Course           $       102,516    $         102,516  $              -
        Sarbanes-Oxley Toolkit                         181,316               60,014           121,302
        Evergreen Client List                            3,500                  350             3,150
        Engineering Courses                          2,766,837            1,806,576           960,261
        Rights to CPA Report ("CPAR")                1,700,000              935,014           764,986
        P2N:
          Trade names                                  200,000               20,000           180,000
          Courses                                      200,000               70,000           130,000
          Technology documentation                     150,000               90,000            60,000
          Customer database                            100,000               35,000            65,000
          Other                                        187,504               78,000           109,504
                                               ------------------ ------------------ ------------------
        Total P2N                                      837,504              293,000           544,504
                                               ------------------ ------------------ ------------------
        Working Values:
          Course content                                50,000                8,700            41,300
          Trademarks                                    10,000                    -            10,000
          Client list, domain names and other           44,950                7,800            37,150
                                               ------------------ ------------------ ------------------
                                                       104,950               16,500            88,450
                                               ------------------ ------------------ ------------------
                                               $     5,696,623    $       3,213,970  $      2,482,653
                                               ================== ================== ==================

         The aggregate amortization expense for the years ended December 31, 2004 and 2003 was approximately $382,000 and $316,000, respectively.

         Estimated amortization expense for the five years subsequent to December 31, 2004 is as follows:

         YEARS ENDING DECEMBER 31,

         --------------------------------------------------- ------------------

         2005                                                $         382,000
         2006                                                          382,000
         2007                                                          321,000
         2008                                                          321,000
         2009                                                          236,000


         In November 2002, the Company issued 22,100 shares of common stock valued at $53,434 to two former owners of Deerfield Video Productions, Inc. as additional consideration pursuant to the merger agreement signed in 1999. The shares were valued based upon recent financings by the Company. This contingent consideration was charged to goodwill.

--------------------------------------------------------------------------------
                                                                            F-13

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

         The following table presents the changes in the carrying amount of goodwill and other intangibles during the year ended December 31, 2004:

                                                                      Other
                                                  Goodwill         Intangibles
         ------------------------------------ ------------------ ---------------
         Balance, January 1, 2003             $          53,434  $   2,890,153
         Amortization Expense                                 -       (315,600)
         Goodwill and Intangibles Acquired                    -        104,950
                                              ------------------ ---------------
         Balance, December 31, 2003                      53,434      2,679,503
         Amortization Expense                                 -       (381,668)
         Goodwill and Intangibles Acquired                    -        184,818
                                              ------------------ ---------------
         Balance, December 31, 2004           $          53,434  $   2,482,653
                                              ================== ===============

     5.  CAPITAL LEASE AND EQUIPMENT FINANCING OBLIGATIONS

         In August 2004, the Company financed the purchase of a van with a thirty-six month loan requiring monthly payments of $358 and a balloon payment of $13,864. Interest on the loan is 4.99% per annum. The holder of the loan has guaranteed to repurchase the van at the end of the loan for $13,864, less any additional charges.

         The Company is obligated under capital leases for the acquisition of office and video production equipment. The interest rates on these leases vary between 6.8% and 16.3% per annum. The minimum annual payments and present values of these payments as of December 31, 2004 are as follows:

         2005                                                 $          62,473
         2006                                                            40,863
         2007                                                            26,649
                                                              ------------------
                                                                        129,985
         Less Amount Representing Interest                                9,846
                                                              ------------------
                                                                        120,139
         Less Current Portion                                            56,119
                                                              ------------------
                                                              $          64,020
                                                              ==================

     6.  INCOME TAXES

         At December 31, 2004, the Company has net deferred tax assets of approximately $3,700,000, primarily resulting from the future tax benefit of net operating loss carryforwards. Such net deferred tax assets are fully offset by valuation allowances because of the uncertainty as to their future realizability. The net valuation allowance decreased by approximately $320,000 for the year ended December 31, 2004. Realization of deferred tax assets depends on sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $8,900,000 which expire through 2023.

--------------------------------------------------------------------------------
                                                                            F-14

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

         The components of income tax expense for the years ended December 31 2004 and 2003 consist of the following:

                                                                        2004                2003
         -------------------------------------------------------- ------------------- -------------------
         Current Income Tax Expenses:
           Federal                                                $               -   $               -
           State                                                                  -                   -
                                                                  ------------------- -------------------
         Current Tax Expense                                      $               -   $               -
                                                                  =================== ===================
         Deferred Tax Expense (Benefit) Arising from:
           Excess of financial over tax accounting depreciation   $         (80,000)  $        (150,000)
           Net operating loss carryforwards                                 400,000            (120,000)
           Valuation allowance                                             (320,000)            270,000
                                                                  ------------------- -------------------
         Net Deferred Tax Expense                                 $               -   $               -
                                                                  =================== ===================


         Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

         A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                       2004           2003
         ----------------------------------------- ------------- -------------

         U.S. Federal Statutory Income Tax Rate        34.0%          34.0%
         State Income Tax, net of federal benefits      7.5%           7.5%
         Valuation Allowance                          (41.5)%        (41.5)%
                                                   ------------- -------------
         Income Tax Expense                               -%              -%
                                                   ============= =============

         The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2004:

         Depreciation and Amortization                      $         105,000
         NOL Carryforward                                           3,738,000
         Valuation Allowance                                       (3,843,000)
                                                            -------------------
                                                            $               -
                                                            ===================

     7.  CONVERTIBLE PREFERRED STOCK

         From November 2001 through March 2002, the Company sold an aggregate of 14,979 shares of its Series A Convertible Preferred Stock (the
         "Convertible Preferred Stock"). In October 2004, the Convertible Preferred Stock automatically converted into 619,522 shares of Common Stock immediately before the closing of the initial public offering (see Note 8).

         The Company sold 2,000 shares of its Convertible Preferred Stock to its president. The entire purchase price for those shares, $200,000, was evidenced by a promissory note from the purchaser. The entire principal balance of the note and all accrued interest, calculated at 5.5% per annum, is due and payable on February 14, 2007. The note is collateralized by 124,079 shares of Common Stock owned by the president of the Company.

--------------------------------------------------------------------------------
                                                                            F-15

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

     8.  STOCKHOLDERS' EQUITY

         In October 2004, the Company sold 600,000 units in an underwritten initial public offering. Each unit included three shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") and one and one-half common stock purchase warrants (each a "Warrant" and collectively the "Warrants"). Each Warrant entitles the holder thereof to purchase one share of Common Stock from the Company exercisable at a price of $7.125 per share at any time during the five-year period ending on October 19, 2009. The Company has the right to call the Warrants, at a price of $0.25 per warrant, at any time after April 19, 2005 on 30 days notice to the holders provided that the closing price for the Common Stock, as reported on the principal exchange on which it trades, for any five consecutive trading days has equaled or exceeded $9.50 per share. The initial public offering price of the units was $12.75 per unit, resulting in gross proceeds of $7,650,000. The net proceeds to the Company, after deducting all cash expenses incurred in connection with the offering and underwriter commissions, was $6,000,000. In addition, the Company issued 42,539 shares of Common Stock and 21,270 Warrants to its attorneys in connection with the offering and a warrant to the underwriter (the "Underwriter's Warrant") entitling the underwriter to purchase 60,000 units (180,000 shares of Common Stock and 90,000 Warrants) at a price equal to $15.30 per unit at any time from April 17, 2005 through October 19, 2009.

         On September 10, 2004, the Company filed an amendment to its Certificate of Incorporation, affecting a reverse stock split in which each share of the Company's outstanding Common Stock was converted into
         0.5169925 new shares of Common Stock. As a result of the reverse stock split, $246 was transferred from Common Stock to Additional Paid-in Capital. Total shares outstanding decreased by 2,465,041 as a result of the reverse stock split. All references to numbers of common shares and per share information give retroactive effect to the reverse stock split.

         In August 2004, the Board authorized the issuance of 40,000 shares of restricted Common Stock to the Company's chief executive officer. Under the terms of the Restricted Stock Agreement, 10,000 shares of Common Stock vested when the Company's initial public offering was effective (October 19, 2004) and 10,000 shares will vest on each of October 19, 2005, 2006, and 2007, provided that the chief executive officer has not voluntarily resigned from or been terminated for cause by the Company prior to any of the vesting dates. The chief executive officer has full voting and dividend rights with respect to all of the shares.

         In April 2004, the Company's authorization for Common Stock was increased to 30,000,000 shares and the number of shares reserved under the 1999 Stock Option Plan was increased to 882,319.

         In October 2003, the Company entered into an agreement to purchase 30,037 shares of its Common Stock from a former employee for $72,000 to be paid in 12 equal monthly installments of $6,000. The purchase was completed in October 2004 and the shares were placed into treasury.

         In November 2002, the Company issued 22,100 shares of Common Stock valued at $53,434 to two former owners of Deerfield Video Productions, Inc. ("Deerfield"), which the Company acquired in 1999 by merger. This issuance pursuant to the agreement, was treated as additional consideration for the purchase of Deerfield and was charged to goodwill.

         In 2001, the Company issued warrants to purchase up to 10,084 shares of Common Stock at $24.00 per share. The warrants may be exercised at any time through March 2005. The warrants' fair value at the time of issuance was de minimus.

         At December  31, 2004,  warrants  covering  1,201,353  shares of Common
         Stock were outstanding, which include the shares of Common Stock underlying the warrants, the Underwriter's Warrant and the warrants described in the preceding paragraph.

--------------------------------------------------------------------------------
                                                                            F-16

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

     9.  STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan (the "Plan"), as amended, provides for the grant of incentive or non-qualified stock options and restricted stock awards for the purchase of up to 882,319 shares of Common Stock to employees, directors and consultants. Prior to the Company's initial public offering the Plan was administered by the Board of Directors. Since the initial public offering the Plan is being administered by the Compensation Committee established by the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares and vesting provisions. In 2003, the Company granted 31,019 options at an exercise price of $5.32. During 2003, 35,396 options were surrendered by former employees. In 2004, subsequent to the initial public offering, the Company granted 22,925 options at an exercise price of $4.27 to employees. During 2004, 10,857 options were surrendered by employees who either resigned from or were terminated by the Company. At December 31, 2004, options covering 389,509 shares of common stock were outstanding and 492,810 shares of common stock remain available for future grants under the Plan.

         A summary of all stock option activity for the years ended December 31, 2004 and 2003 is as follows:


                                                                                     Weighted
                                               Number             Exercise            Average
                                             of Options            Price          Exercise Price
         -------------------------------- ------------------ ------------------- ------------------
         Outstanding, December 31, 2002             381,818  $   2.15 - $32.13   $          4.75
         Options Granted                             31,019             $ 5.32              5.32
         Options Cancelled                          (35,396) $   2.15 - $ 5.32              5.13
                                          ------------------ ------------------- ------------------
         Outstanding, December 31, 2003             377,441  $   2.15 - $32.13              4.75
                                          ------------------ ------------------- ------------------
         Options Granted                             22,925             $ 4.27              4.27
         Options Cancelled                          (10,857)            $ 5.32              5.32
                                          ------------------ ------------------- ------------------
         Outstanding, December 31, 2004             389,509  $   2.15 - $32.13   $          4.72
                                          ================== =================== ==================
         Exercisable, December 31, 2004             343,237  $   2.15 - $32.13   $          4.69
                                          ================== =================== ==================



                                              Options Outstanding                              Options Exercisable
                            --------------------------------------------------------- --------------------------------------
                                                    Weighted                                                 Weighted
                                                     Average           Weighted                               Average
                                                    Remaining           Average                              Remaining
                                  Number           Contractual         Exercise            Number           Contractual
         Exercise Price        Outstanding        Life (Years)           Price           Exercisable        Life (Years)
         ------------------ ------------------- ------------------ ------------------ ------------------ -------------------
         $  2.15                     54,295             4.5        $            2.15           54,295               4.5
         $  2.41                     25,850             5.1        $            2.41           25,850               5.1
         $  4.27                     22,925             9.8        $            4.27            5,733               9.8
         $  5.32                    283,355             6.6        $            5.32          254,275               6.6
         $  8.32                        773             5.1        $            8.32              773               5.1
         $ 16.44                        692             0.7        $           16.44              692               0.7
         $ 21.41                      1,245             4.5        $           21.41            1,245               4.5
         $ 32.13                        374             4.5        $           32.13              374               4.5
                            ------------------- ------------------ ------------------ ------------------ -------------------
                                    389,509             6.3        $            4.72          343,237          $    6.3
                            =================== ================== ================== ================== ===================


--------------------------------------------------------------------------------
                                                                            F-17

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

    10.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and production and warehouse facilities in Hawthorne, New York and Sharon, Massachusetts. Future minimum lease payments are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------------------------- -------------------

         2005                                         $         338,100
         2006                                                   361,200
         2007                                                   357,000
         2008                                                   357,000
         2009                                                   357,000
         Thereafter                                              59,500
                                                      -------------------
                                                      $       1,829,800
                                                      ===================

         Deferred rent credit of approximately $165,000 is included in other long-term liabilities in the accompanying balance sheet results from rent reductions provided for at the inception of the Hawthorne, New York lease. Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2004 and 2003 was approximately $366,000 and $331,000, respectively.

         The Company arranged for a $150,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $150,000 certificate of deposit to the bank issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

         EMPLOYMENT AGREEMENTS - The Company has employment agreements with its chief executive officer, its president, its senior vice president and the president of Working Values. The employment agreement with the Company's chief executive officer was signed in May 2004 and is for a term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term unless either party gives notice of their intent not to renew before the end of the first year of each three-year term. The other employment agreements were executed in April 2003 and expire in April 2006. Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company's Board of Directors. Pursuant to the agreements, if the Company terminates any executive's employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits. The employment agreement with the president of Working Values provides for performance and other bonuses if the Company reaches certain income levels. To date, no amounts have been paid or accrued in connection with this provision. At December 31, 2004, the aggregate commitment under all four employment agreements was approximately $810,000.

         LITIGATION - The Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

    11.  RESTRUCTURING CHARGE

         The Company closed its California technology center in August 2001. At the time, the Company evaluated the costs to be incurred with respect to the closure of the facility to be $245,883. The Company subsequently sub-leased the space and in 2004 pursuant to the terms of the lease paid a $92,000 lease termination fee.

--------------------------------------------------------------------------------
                                                                            F-18

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

    12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

         CURRENT ASSETS AND CURRENT LIABILITIES: The carrying values of cash, investments securities available-for-sale, accounts receivables, payables and certain other short-term financial instruments approximate their fair value.

         CAPITAL LEASE AND EQUIPMENT FINANCING OBLIGATIONS: The fair value of the Company's capital lease and equipment financing obligations, including the current portion, approximates fair value.




























--------------------------------------------------------------------------------
                                                                            F-19