Form 10QSB
period 2005-03-31
SmartPros Ltd.
filed 2005-05-12
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                        Commission File Number 001-32300


                                 SMARTPROS LTD.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          13-4100476
          ----------                                         ----------
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

                                 Yes |_| No |X|


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2005, there were 5,082,539 shares of common stock outstanding.


Transitional Small Business Disclosure Format. Yes |_| No |X|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                                 March 31, 2005

                                TABLE OF CONTENTS

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)                                3

                  Balance Sheets - March 31, 2005 and December 31, 2004                                  3

                  Statements of Operations for the three-month periods ended March 31, 2004 and 2005     4

                  Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2005     5

                  Notes to Interim Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                              8

         Item 3.  Controls and Procedures                                                                15

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      15

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                            15

         Item 3.  Defaults Upon Senior Securities                                                        16

         Item 4.  Submission of Matters to a Vote of Security Holders                                    16

         Item 5.  Other Information                                                                      16

         Item 6.  Exhibits                                                                               16

SIGNATURES                                                                                               16


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                               2005              2004
                                                                                           (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $  2,916,498        $  1,756,991
   Investment securities available-for-sale                                                 4,000,000           5,000,000
   Accounts receivable, net of allowance for doubtful accounts
      of $71,000                                                                            1,068,525             985,259
   Prepaid expenses and other current assets                                                  143,395             175,270
                                                                                         ------------        ------------
          TOTAL CURRENT ASSETS                                                              8,128,418           7,917,520
                                                                                         ------------        ------------

Property and equipment, net                                                                   570,708             544,176
Goodwill                                                                                       53,434              53,434
Other intangible, net                                                                       2,387,267           2,482,653
Other assets, including restricted cash of $150,000                                           150,000             167,196
                                                                                         ------------        ------------
                                                                                            3,161,409           2,703,283
                                                                                         ------------        ------------
          TOTAL ASSETS                                                                   $ 11,289,827        $ 11,164,979
                                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                      $    292,936        $    358,867
   Accrued expenses                                                                           283,627             373,993
   Current portion of capital lease and equipment financing obligations                        50,400              56,119
   Deferred revenue                                                                         3,802,676           3,741,466
                                                                                         ------------        ------------
          TOTAL CURRENT LIABILITIES                                                         4,429,639           4,530,445
                                                                                         ------------        ------------

Long-Term Liabilities:
   Capital lease and equipment financing obligations                                           53,671              64,020
   Other liabilities                                                                          163,818             164,907
                                                                                         ------------        ------------
          TOTAL LONG-TERM LIABILITIES                                                         217,489             228,927
                                                                                         ------------        ------------

Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares,
        no shares issued and outstanding                                                           --                  --
   Common stock, $.0001 par value, authorized 30,000,000 shares,
        5,140,545 issued and 5,082,539 outstanding                                                514                 514
   Common stock in treasury, at cost - 58,006 shares                                         (220,000)           (220,000)
   Additional paid-in capital                                                              16,407,495          16,407,495
   Accumulated (deficit)                                                                   (9,238,810)         (9,454,902)
                                                                                         ------------        ------------
                                                                                            6,949,199           6,733,107
   Deferred compensation                                                                     (106,500)           (127,500)
   Note receivable from stockholder                                                          (200,000)           (200,000)
                                                                                         ------------        ------------
          TOTAL STOCKHOLDERS' EQUITY                                                        6,642,699           6,405,607
                                                                                         ------------        ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 11,289,827        $ 11,164,979
                                                                                         ============        ============

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                         -------------------------------------
                                                                                               2005               2004
------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                             $  2,848,951        $  2,218,351
Cost of Revenues                                                                            1,082,709             853,474
                                                                                         ------------        ------------
   Gross Profit                                                                             1,766,242           1,364,877
                                                                                         ------------        ------------

Operating Expenses:
   Selling, general and administrative                                                      1,435,160           1,185,190
   Depreciation and amortization                                                              141,243             170,971
                                                                                         ------------        ------------
                                                                                            1,576,403           1,356,161
                                                                                         ------------        ------------
   Operating Income (Loss)                                                                    189,839               8,716
                                                                                         ------------        ------------

Other Income (Expense):
   Interest income                                                                             29,554               3,718
   Interest expense                                                                            (3,301)            (19,794)
                                                                                         ------------        ------------
                                                                                               26,253             (16,076)
                                                                                         ------------        ------------

Income (loss) before provision for income taxes                                               216,092              (7,360)

Provision for Income Taxes                                                                         --                  --
                                                                                         ------------        ------------
Net Income (Loss)                                                                        $    216,092        $     (7,360)
                                                                                         ============        ============

Net Income (Loss) Per Common Share:
   Basic net income (loss) per common share                                              $       0.04        $         --
                                                                                         ============        ============

   Diluted net income (loss) per common share                                            $       0.04        $         --
                                                                                         ============        ============

Weighted Average Number of Shares Outstanding
   Basic                                                                                    5,082,539           2,604,178
                                                                                         ============        ============

   Diluted                                                                                  5,117,294           2,604,178
                                                                                         ============        ============


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       ----------------------------------
                                                                                            2005               2004
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                                     $    216,092        $     (7,360)
                                                                                         ------------        ------------

   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
      Depreciation and amortization                                                           141,243             170,971
      Reduction in deferred compensation                                                       21,000                  --

   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                                                  (83,266)            120,938
         Prepaid expenses and other current assets                                             31,875             (44,662)
         Other assets                                                                          17,196                  --
      (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses                                              (156,297)           (219,240)
          Deferred revenue                                                                     61,210             209,050
          Other liabilities                                                                    (1,089)                 --
                                                                                         ------------        ------------
   Total adjustments                                                                           31,872             237,050
                                                                                         ------------        ------------
Net Cash Provided by Operating Activities                                                     247,964             229,697
                                                                                         ------------        ------------

Cash Flows from Investing Activities:
   Reduction in investment securities available-for-sale                                    1,000,000                  --
   Acquisition of property and equipment                                                      (72,389)            (25,500)
                                                                                         ------------        ------------
Net Cash Provided by (Used in) Investing Activities                                           927,611             (25,500)


Cash Flows from Financing Activities:
   Payments on note payable - treasury stock                                                       --             (18,000)
   Proceeds from issuance of long-term debt                                                        --              10,135
   Payments on long-term debt                                                                      --             (76,000)
   Payments under capital lease obligations                                                   (16,068)            (22,724)
                                                                                         ------------        ------------
Net Cash Used in Financing Activities                                                         (16,068)           (106,589)
                                                                                         ------------        ------------

Net Increase in Cash and Cash Equivalents                                                   1,159,507              97,608
Cash and Cash Equivalents, beginning of period                                              1,756,991             546,993
                                                                                         ------------        ------------
Cash and Cash Equivalents, end of period                                                 $  2,916,498        $    644,601
                                                                                         ============        ============

Supplemental Disclosure:
   Cash paid for interest                                                                $      3,301        $     18,624
                                                                                         ============        ============

Supplemental Disclosure of Non Cash Investing and Financing Activities:
   Equipment purchased under capital leases                                              $         --        $     10,135
                                                                                         ============        ============



--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company"), included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB with the United States Securities and Exchange Commission. Results of consolidated operations for the interim period are not necessarily indicative of the operating results to be attained for the entire fiscal year. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary, Working Values, Ltd., since its inception (April 2003). All material inter-company accounts and transactions have been eliminated.

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company also produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company also develops various programs on governance, compliance and ethics for corporations. SmartPros also produces custom videos and rents out its studios. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment.

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

         REVENUE RECOGNITION

         The Company recognizes revenues from its subscription services as earned. Video subscriptions are generally billed on an annual basis, while on-line subscriptions are paid by credit card at point of sale. Both of these types of sales are deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription, which is generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, such services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts is assured.

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization period is three years. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work are charged to expense as incurred. Included in other intangible assets at March 31, 2005 are capitalized course costs of $181,316, net of accumulated amortization of $75,549.

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

         CAPITAL STOCK

         On September 10, 2004, the Company filed an amendment to its Certificate of Incorporation, effecting a reverse stock split in which each issued share of its Common Stock was converted into 0.5169925 new shares. The financial statements reflect this reverse split.

         EARNINGS (LOSS) PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options, warrants and the Company's Series A Convertible Preferred Stock. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 34,755 for the period ended March 31, 2005 include the Company's stock options and warrants that are dilutive. At March 31, 2004, all Common Stock equivalents are excluded from the computation because the effect of their inclusion would be anti-dilutive.

         STOCK-BASED COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying Common Stock at date of grant.

         The following table illustrates the effect on net loss and net earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation":

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          -------------------------------
                                                             2005                 2004
                                                          -------------------------------
Net income (loss) as reported                             $ 216,092           $  (7,360)

Add: Stock-based employee compensation expense
     included in reported net income (loss), net of
     related tax effects                                         --                  --

Deduct: Stock-based compensation expense
        determined under fair value-based method             (7,606)            (39,038)
                                                          ---------           ---------

Pro forma net income (loss)                               $ 208,486           $ (46,398)
                                                          =========           =========

Basic earnings (loss) per share, as reported              $     .04           $      --
                                                          =========           =========

Diluted earnings (loss) per share, as reported            $     .04           $      --
                                                          =========           =========

Pro forma basic earnings (loss) per share                 $     .04           $      --
                                                          =========           =========

Pro forma diluted earnings (loss) per share               $     .04           $      --
                                                          =========           =========


         The fair value of options granted in 2004 were estimated on the date of grant using the Black-Scholes Option Pricing model with an average assumed risk-free interest rate of 4.0%, an average expected life of 10 years, an expected volatility of close to zero and the assumption that no dividends will be paid. The weighted average fair value per option of options granted in 2004 was $1.40. In October 2004, subsequent to the Company's initial public offering, the company granted 22,925 options to employees at an exercise price of $4.27. On May 10, 2005 the Company awarded a grant of 10,000 options to the Chairman of the Audit Committee of which 2,500 vested immediately and 2,500 will vest on each May 10, 2006 - 2008. The options have an exercise price of $4.00 each.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. CERTAIN STATEMENTS IN THIS DISCUSSION AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SEE THE "FORWARD LOOKING STATEMENT" IMMEDIATELY FOLLOWING THE TABLE OF CONTENTS. BECAUSE THIS DISCUSSION INVOLVES RISK AND UNCERTAINTIES, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

         Our learning solutions for professionals are designed to meet the initial and ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet these standards and adhere to the requirements of all state boards of accountancy as well as those of the American Institute of Certified Public Accountants, Institute of Management Accountants, Institute of Internal Auditors, the Association of Finance Professionals, Financial Executives International and the Association of Government Accountants. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American

Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers and the Project Management Institute. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations, as well as generally accepted codes of conduct. So, for example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002 and the U.S. Federal Sentencing Guidelines, as well laws addressing workplace misconduct such as harassment.

         Our products are available in one or more of the following formats: print, videotapes and digital. Digital format can be delivered on CD-ROM, DVD or over the Internet. The Internet has become our fastest growing delivery channel, attracting new and existing subscribers. This has had a positive effect on our revenue as well as our gross margins since online sales eliminate the cost for materials, i.e., videotapes, packaging and shipping.

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

         The acquisition of VEC put a tremendous strain on our internal capital resources. Although our accounting division continued to grow and generate operating profits, overall we began losing money. In the four-year period beginning in 2000 and ending in 2003 we generated over $10 million of losses. In 2001, we hired a new chief executive officer, Allen S. Greene, who had been the chief operating officer of a publicly traded specialty finance company. Mr. Greene successfully refocused on our core competencies, cut overhead, substantially reduced debt and raised additional equity capital. By the end of 2003, we had reduced our annual loss to $315,000 and were EBITDA positive for the second consecutive year. In 2004, we recorded our first annual profit since 1999 and completed our initial public offering.

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

         In October 2004 we successfully completed our initial public offering. The net proceeds to us from the offering were $6.0 million of which we have used $500,000 to repay certain indebtedness. We intend to use the balance, $5.5 million, cash from operations and our publicly traded stock to execute our growth strategy, which contemplates acquiring other companies and businesses that provide learning solutions. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as insurance, health care and financial services. We prefer acquisitions that are accretive in the short term, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

         There are many risks involved with acquisitions. These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisitions opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset. At the present time, we have no agreements or commitments for any acquisitions. We cannot assure you that we will successfully complete any acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared according to accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition.

REVENUES

         Most of our revenue is in the form of subscription fees for one of our monthly accounting update programs or our course library. Other sources of revenue include direct sales of programs on a non-subscription basis, fees for various services, including website design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of our clients' online learning content management system and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

         Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is avai1able. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Working Values recognizes revenue on a proportional performance basis.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         We experienced a significant improvement in operating performance in the first quarter of 2005 compared to the first quarter of 2004. The following table compares our statement of operations data for the three months ended March 31, 2005 and 2004. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                                          THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------------------------------------------
                                                             2004                            2005
                                                   --------------------------     ---------------------------
                                                     AMOUNT        PERCENTAGE        AMOUNT       PERCENTAGE         CHANGE
                                                   -----------    -----------     -----------    ------------    -------------
                                                                     (all dollar amounts are in thousands)

Net revenues                                       $   2,218        100.0%           $  2,849          100.0%           28.4%
Cost of revenues                                         853         38.5%              1,083           38.0%           27.0%
                                                   -----------    ----------------------------    ------------------------------
Gross profit                                           1,365         61.5%              1,766           62.0%           29.4%
                                                   -----------    ----------------------------    ------------------------------
Selling, general and administrative                    1,185         53.4%              1,435           50.4%           21.1%
Depreciation and amortization                            171          7.7%                141            4.9%          (17.5)%
                                                   -----------    ----------------------------    ------------------------------
Total operating expenses                               1,356         61.1%              1,576           55.3%           16.2%
                                                   -----------    ----------------------------    ------------------------------
Operating income (loss)                                    9           .4%                190            6.7%         2078.1%
Other (expense), net                                     (16)        (0.7)%                26            0.9%         (263.3)%
                                                   -----------    ----------------------------    ------------------------------
Net income (loss)                                  $      (7)         (.3)%          $    216            7.6%        (3036.0)%
                                                   -----------    ----------------------------    ------------------------------


     NET REVENUES

         Net revenues for the quarter ended March 31, 2005 increased 28.4% compared to net revenues for the three months ended March 31, 2004. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2005 period, net revenues from online sales accounted for approximately $685,000, or 24%, of net revenues. In the 2004 period, online sales accounted for $560,000, or 25%, of net revenues.

         In 2005, net revenues from our accounting/finance and related products were $2.0 million, as compared to $1.6 million in the prior period. This increase is due to various factors, including converting a number of our existing video customers to our online services, partnering with more professional organizations and our continued marketing efforts to increase sales. For 2005, net revenues from accounting/finance products include subscription-based revenue of $1.6 million and direct sales of course material on a non-subscription basis, net revenues from custom work and advertising of $410,000. For 2004, subscription-based revenue was $1.4 million and direct sales of course material on a non-subscription basis, custom work and advertising was $223,000.

         Net revenues from sales of our engineering products, which are not subscription-based, were $246,000 in the first quarter of 2005 compared to $202,000 in the first quarter of 2004. This increase is primarily attributable to a growth in the sales of our licensing preparation and project management courses.

         Net revenues from video production, duplication, consulting and e-commerce services for the first quarter of 2005 were $483,000 compared to $399,000 for the first quarter of 2004. This increase is primarily attributable to a number of special projects in our technology department and one large video duplication sale. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the technology group performed all the services necessary to fulfill the terms of that contract.

         For the first quarter of 2005 Working Values contributed $70,000 to net revenues compared to $12,000 in the first quarter of 2004.

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

         Compared to the first quarter of 2004, cost of revenues in the first quarter of 2005 increased by $230,000 but decreased slightly - 0.5% -- as a percent of net revenues. The increase was primarily attributable to additional personnel and the cost of sub-contracted labor related to various projects in the technology department. The expenses that showed the greatest variations from 2004 to 2005 and the reasons for those variations were as follows:

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of actors increased minimally; the cost of video production and technology personnel increased by $150,000. Direct production costs, which are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, decreased $9,000. These variations are related to the type of video production and other projects and do not ref1ect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense decreased in 2005 compared to 2004 by $32,000. We have temporarily reduced royalties to one of our partners until such time as their course material is updated. In addition, we overestimated our expense in the first quarter of 2004, because some of our partners were behind in providing us with information at that time. Assuming the same level of sales in 2005 as in 2004, our royalty payments under these agreements will be constant. However, if volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2005 under these agreements may be either higher or lower than they were in 2004.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $125,000. Most of the increase - I.E., $95,000 - was attributable to our technology group. In addition, compensation paid to our video production and duplication personnel increased by $17,000. The other $13,000 is attributable to salary increases to Working Values personnel.

     o TRAVEL AND ENTERTAINMENT; SHIPPING. Travel and entertainment and shipping expenses increased by only $3,000, reflecting our continuing effort to control costs.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. While general and administrative expenses in the first quarter of 2005 were $250,000 higher than they were in 2004, as a percentage of net revenues they decreased by 3%. Part of the increase is attributable to the costs of being a public company such as legal, accounting, investor relations, insurance and regulatory expenses, which we did not have in the first quarter of 2004. The increase in these expenses was $88,000. In addition, personnel costs increased by $56,000. Selling costs, which includes advertising, promotion, travel and entertainment, increased by $50,000. The remaining $56,000 reflects a general increase in operating costs. We anticipate that general and administrative expenses will continue to increase primarily as a result of increased accounting, legal and insurance costs, attributable to the fact that we are now a public company.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses decreased in the first quarter of 2005 compared to the first quarter of 2004 as a number of our assets became fully depreciated. We expect our depreciation and amortization expenses on our current assets to decrease in 2005 as many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate.

     INCOME/LOSS FROM OPERATIONS

         For the three months ended March 31, 2005 net income from operations was $190,000 compared to $9,000 in the comparable period of 2004. This is primarily attributable to the increase innet revenues and gross profit margin without significantly increasing our operating expenses.

     OTHER INCOME/EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As a result of the successful completion of our initial public offering, we were able to retire all of our debt (other than capital lease obligations), reducing our interest expense. At the same time, since we have not yet used the balance of the net proceeds, our interest income has increased. As a result, for the first quarter of 2005 we had net interest income compared to a net interest expense for the first quarter of 2004.

     NET INCOME AND LOSS

         For the three months ended March 31, 2005, we recorded a net profit of $216,000, or $0.04 per share (basic and diluted), compared to a net loss of $7,000 for the three months ended March 31, 2004. The change from a net loss to a net profit is attributable to increased revenue and our continuing efforts to control our costs and expenses.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004 we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million.

         Our working capital as of March 31, 2005 was approximately $3.7 million compared to $3.4 at December 31, 2004. Our current ratio at March 31, 2005 was
1.84 to 1 compared to 1.75 to 1 at December 31, 2004. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.8 million at March 31, 2005 compared to $3.7 million at December 31, 2004, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material already exists.

         For the three months ended March 31, 2005, net cash generated by operating activities was $248,000 and we had a net cash increase of $1.16 million, which includes a $1 million transfer from investment securities held for sale. Exclusive of that transfer, net cash increased by $160,000 after purchasing $72,000 of fixed assets and debt reduction of $16,000 during the quarter. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

         Capital expenditures for the three months ended March 31, 2005 were approximately $72,000, which consisted primarily of computer equipment purchases. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         At March 31, 2005 our only indebtedness consisted of capital lease obligations, the balance of which was $105,000 compared to $121,000 at December 31, 2004. We have three leases with IDB Leasing, which had an aggregate outstanding balance at March 31, 2005 of $73,000. One lease has a 48-month term that expires in 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. A second lease has a 36-month term that expires in 2006, an imputed interest rate of 7.5% and monthly payments of $996. The third lease has a 36-month term that expires in 2007, an imputed interest rate of 6.05% and a monthly payment of $313. In addition, we have outstanding balances on other capital leases of approximately $10,000. In August 2004 we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment, less any applicable expenses, at the end of the term. At March 31, 2005, the balance on the loan was $22,000.

         As of March 31, 2005 we had commitments under operating leases - principally the leases for executive offices in Hawthorne, New York and the Working Values executive offices in Sharon, Massachusetts - aggregating $1.7 million through February 2010. In May 2004 we paid $92,000 in connection with our termination of a sublease in Irvine, California.

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

         We are not currently a party to any legal proceeding that we deem material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 3, 2004, the Board authorized the issuance of 40,000 shares of common stock to Allen S. Greene, our chief executive officer. The shares were issued to Mr. Greene on October 19, 2004. Of the 40,000 shares issued, 10,000 shares vested immediately and 10,000 shares will vest on each of October 19, 2005, 2006 and 2007. Mr. Greene is deemed the owner of these shares as of the date of grant and, as such, will be entitled to vote them on all matters presented to stockholders for a vote and will be entitled to dividends, if any, payable on our common stock with respect to such shares. If Mr. Greene terminates his employment with us voluntarily or we terminate him for "cause," as defined in his employment agreement, any unvested shares will be forfeited and will revert to the company. If Mr. Greene's employment with us is terminated without "cause," or if his employment is terminated as a result of his death or disability (as defined in his employment agreement), or if we experience a change in control (as defined in his employment agreement) any unvested shares will immediately vest.

         In January 2005, we issued 42,539 shares of restricted common stock and 21,269 warrants having an exercise price of $7.125 per share to KS Partners, an affiliate of Morse, Zelnick, Rose & Lander LLP, our corporate and securities attorneys. These securities were issued in connection with our initial public offering and therefore were treated as outstanding at December 31, 2004. This issuance is exempt from registration, as it was made pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

USE OF PROCEEDS

         On October 19, 2004, the Company's registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of the Company's common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the

U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. The Company sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to the Company from the offering were $7,650,000 and the net proceeds were $6.0 million. As of the date hereof, we used $490,000 of the net proceeds to repay indebtedness. The remaining $5.5 million will be used for working capital and general corporate purposes, including acquisitions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

a. Exhibits:

       Exhibit No.        Description
       ----------         ------------

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


                                             SmartPros Ltd.
                                             -------------------
                                             (Registrant)


Date:   May 11, 2005                         /s/ Allen S. Greene
                                             -------------------
                                             Chief Executive Officer

Date:   May 11, 2005                         /s/ Stanley P. Wirtheim
                                             -----------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)