Form 10QSB
period 2005-06-30
SmartPros Ltd.
filed 2005-08-12
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

                                 Yes |x| No | |


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2005, there were 5,085,340 shares of common stock outstanding.


Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                                  June 30, 2005

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (Unaudited)

              Balance Sheets - June 30, 2005 and December 31, 2004             3

              Statements of Operations for the three- and six-month
              periods ended June 30, 2005 and 2004                             4

              Statements of Cash Flows for the six-month period
              ended June 30, 2005 and 2004                                     5

              Notes to Interim Condensed Consolidated Financial Statements     6

     Item 2.  Management's Discussion and Analysis or Plan of Operation        8

     Item 3.  Controls and Procedures                                         17

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                               17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

     Item 3.  Defaults Upon Senior Securities                                 18

     Item 4.  Submission of Matters to a Vote of Security Holders             18

     Item 5.  Other Information                                               18

     Item 6.  Exhibits                                                        18

SIGNATURES                                                                    19


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                                                         2005          2004
                                                     (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $  3,228,463   $  1,756,991
  Investment securities available-for-sale             3,750,000      5,000,000
  Accounts receivable, net of allowance for
    doubtful accounts of $71,000                       1,095,864        985,259
  Prepaid expenses and other current assets              176,116        175,270
                                                    ------------   ------------
         TOTAL CURRENT ASSETS                          8,250,443      7,917,520
                                                    ------------   ------------

Property and equipment, net                              567,381        544,176
Goodwill                                                  53,434         53,434
Other intangible, net                                  2,314,565      2,482,653
Other assets, including restricted cash of $150,000      150,000        167,196
                                                    ------------   ------------
                                                       3,085,380      3,247,459
                                                    ------------   ------------
          TOTAL ASSETS                              $ 11,335,823   $ 11,164,979
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $    265,232   $    358,867
  Accrued expenses                                       355,488        373,993
  Current portion of capital lease and
    equipment financing obligations                       44,491         56,119
  Deferred revenue                                     3,631,449      3,741,466
                                                    ------------   ------------
         TOTAL CURRENT LIABILITIES                     4,296,660      4,530,445
                                                    ------------   ------------

Long-Term Liabilities:
  Capital lease and equipment financing obligations       43,094         64,020
  Other liabilities                                      162,729        164,907
                                                    ------------   ------------
         TOTAL LONG-TERM LIABILITIES                     205,823        228,927
                                                    ------------   ------------

Commitments and Contingencies
Stockholders' Equity:
  Convertible preferred stock, $.001 par value,
    authorized 1,000,000 shares, no shares issued
    and outstanding                                           --             --
  Common stock, $.0001 par value, authorized
    30,000,000 shares, 5,143,346 issued and
    5,085,340 outstanding at June 30, 2005;
    5,140,545 issued and 5,082,539 outstanding at
    December 31, 2004                                        514            514
  Common stock in treasury, at cost - 58,006 shares     (220,000)      (220,000)
  Additional paid-in capital                          16,413,517     16,407,495
  Accumulated (deficit)                               (9,064,691)    (9,454,902)
                                                    ------------   ------------
                                                       7,129,340      6,733,107
  Deferred compensation                                  (96,000)      (127,500)
  Note receivable from stockholder                      (200,000)      (200,000)
                                                    ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                       6,833,340      6,405,607
                                                    ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 11,335,823   $ 11,164,979
                                                    ============   ============

--------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                   -----------------------------       -----------------------------
                                                      2005              2004              2005              2004
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                       $ 5,555,992       $ 4,592,296       $ 2,707,041       $ 2,373,945
Cost of Revenues                                     2,240,944         1,686,988         1,158,235           833,514
                                                   -----------       -----------       -----------       -----------
  Gross Profit                                       3,315,048         2,905,308         1,548,806         1,540,431
                                                   -----------       -----------       -----------       -----------

Operating Expenses:
  Selling, general and administrative                2,710,830         2,355,409         1,275,670         1,170,219
  Depreciation and amortization                        285,899           346,226           144,656           175,255
                                                   -----------       -----------       -----------       -----------
                                                     2,996,729         2,701,635         1,420,326         1,345,474
                                                   -----------       -----------       -----------       -----------
  Operating Income                                     318,319           203,673           128,480           194,957
                                                   -----------       -----------       -----------       -----------

Other Income (Expense):
  Interest income                                       77,022             7,318            47,468             3,600
  Interest expense                                      (5,130)          (36,775)           (1,829)          (16,981)
                                                   -----------       -----------       -----------       -----------
                                                        71,892           (29,457)           45,639           (13,381)
                                                   -----------       -----------       -----------       -----------

Income before provision for income taxes               390,211           174,216           174,119           181,576

Provision for Income Taxes                                  --                --                --                --
                                                   -----------       -----------       -----------       -----------
Net Income                                         $   390,211       $   174,216       $   174,119       $   181,576
                                                   ===========       ===========       ===========       ===========

Net Income  Per Common Share:
  Basic net income per common share                $       .08       $       .07       $       .03       $       .07
                                                   ===========       ===========       ===========       ===========

  Diluted net income per common share              $       .08       $       .05       $       .03       $       .06
                                                   ===========       ===========       ===========       ===========

Weighted Average Number of Shares Outstanding
  Basic                                              5,083,576         2,580,478         5,084,601         2,580,478
                                                   ===========       ===========       ===========       ===========

  Diluted                                            5,118,075         3,244,262         5,118,843         3,244,262
                                                   ===========       ===========       ===========       ===========

--------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         2005          2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net income                                          $   390,211   $   174,216
                                                      -----------   -----------
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                         285,899       346,226
    Reduction in deferred compensation                     31,500            --
  Changes in operating assets and liabilities:
    (Increase) decrease in operating assets:
      Accounts receivable                                (110,605)      (95,306)
      Prepaid expenses and other current assets              (845)     (313,073)
      Other assets                                         17,196            --
    (Decrease) increase in operating liabilities:
       Accounts payable and accrued expenses             (112,140)     (158,536)
       Deferred revenue                                  (110,017)      500,734
       Other liabilities                                   (2,178)           --
                                                      -----------   -----------
  Total adjustments                                        (1,190)      280,045
                                                      -----------   -----------
Net Cash Provided by Operating Activities                 389,021       454,261
                                                      -----------   -----------

Cash Flows from Investing Activities:
  Reduction in investment securities
    available-for-sale                                  1,250,000            --
  Acquisition of property and equipment                  (141,017)      (37,062)
                                                      -----------   -----------
Net Cash Provided by (Used in) Investing Activities     1,108,983       (37,062)
                                                      -----------   -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock option                    6,022            --
  Payments on note payable - treasury stock                    --       (36,000)
  Proceeds from issuance of long-term debt                     --        10,135
  Payments on long-term debt                                   --      (136,002)
  Payments under capital lease obligations                (32,554)      (43,318)
                                                      -----------   -----------
Net Cash Used in Financing Activities                     (26,532)     (205,185)
                                                      -----------   -----------

Net Increase in Cash and Cash Equivalents               1,471,472       212,014
Cash and Cash Equivalents, beginning of period          1,756,991       546,993
                                                      -----------   -----------
Cash and Cash Equivalents, end of period              $ 3,228,463   $   759,007
                                                      ===========   ===========

Supplemental Disclosure:
  Cash paid for interest                              $     5,130   $    36,775
                                                      ===========   ===========

Supplemental Disclosure of Non Cash Investing
   and Financing Activities:
  Equipment purchased under capital leases            $        --   $    10,135
                                                      ===========   ===========


--------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company"), included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 25, 2005. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary, Working Values, Ltd. All material inter-company accounts and transactions have been eliminated.

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

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        CAPITALIZED COURSE COSTS

        Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization period is three years. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work are charged to expense as incurred. Included in other intangible assets at June 30, 2005 are capitalized course costs of $204,177, net of accumulated amortization of $90,657.

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

        EARNINGS (LOSS) PER SHARE

        Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options, warrants and the Company's Series A Convertible Preferred Stock. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 34,242 and 663,784 for the six- and three-month periods ended June 30, 2005 and 2004 respectively, include the Company's stock options and warrants that are dilutive.

        STOCK-BASED COMPENSATION

        Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying Common Stock at date of grant.

        The following table illustrates the effect on net earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation":

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     -----------------------     -----------------------
                                                        2005          2004          2005          2004
                                                     ---------     ---------     ---------     ---------
Net income  as reported                              $ 174,119     $ 181,576     $ 390,211     $ 174,216

Add:    Stock-based employee compensation expense
        included in reported net income (loss),
        net of related tax effects                          --            --            --            --

Deduct: Stock-based compensation expense
        determined under fair value-based method        (7,606)      (39,038)      (15,212)      (78,076)
                                                     ---------     ---------     ---------     ---------

Pro forma net income                                 $ 166,513     $ 142,538     $ 374,999     $  96,140
                                                     =========     =========     =========     =========

Basic earnings  per share, as reported               $     .03     $     .07     $     .08     $     .07
                                                     =========     =========     =========     =========

Diluted earnings per share, as reported              $     .03     $     .06            08     $     .05
                                                     =========     =========     =========     =========

Pro forma basic earnings  per share                  $     .03     $     .05            07     $     .04
                                                     =========     =========     =========     =========

Pro forma diluted earnings  per share                $     .03     $     .04            07     $     .03
                                                     =========     =========     =========     =========


        The fair value of options granted in 2004 were estimated on the date of grant using the Black-Scholes Option Pricing model with an average assumed risk-free interest rate of 4.0%, an average expected life of 10 years, an expected volatility of close to zero and the assumption that no dividends will be paid. The weighted average fair value per option of options granted in 2004 was $1.40. In October 2004, subsequent to the Company's initial public offering, the Company granted 22,925 options to employees at an exercise price of $4.27. On May 10, 2005 the Compensation Committee awarded a grant of 10,000 options to the Chairman of the Audit Committee of which 2,500 vested immediately and 2,500 will vest on each May 10, 2006 - 2008. The options have an exercise price of $4.00 each. In April 2005, an option to purchase 2,801 shares was exercised at a price of $2.15 per share.

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

        Our learning solutions for professionals are designed to meet the initial and ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet these standards and adhere to the requirements of all state boards of accountancy as well as those of the American Institute of Certified Public Accountants, Institute of Management Accountants, Institute of Internal Auditors, the Association of Finance Professionals, and the Association of Government Accountants. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers and the Project Management Institute. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations, as well as generally accepted codes of conduct. So, for example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002 and the U.S. Federal Sentencing Guidelines, as well as laws addressing workplace misconduct such as harassment.

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

        The aggregate purchase price for the Pro2Net and Working Values Group assets was $1.1 million in cash, stock (based on the value at the time of the acquisition) and assumption of liabilities. In comparison, the sellers of these assets had collectively raised more than $30 million to develop these assets and fund their operations.

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

        In October 2004 we successfully completed our initial public offering. The net proceeds to us from the offering were $6.0 million of which we immediately used $500,000 to repay our outstanding indebtedness other than capital leases. The remaining proceeds from the public offering are invested in either money markets or short-term interest bearing securities. We intend to use the remaining net proceeds, $5.5 million, cash from operations and our publicly traded stock to execute our growth strategy, which contemplates acquiring other companies and businesses that provide learning solutions. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as insurance, health care and financial services. We prefer acquisitions that are accretive in the short term, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

EQUIPMENT, INTANGIBLE ASSETS AND LEASEHOLD IMPROVEMENTS

        Fixed and intangible assets are carried at cost less their respective accumulated depreciation/amortization and are depreciated/amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the lesser of their estimated lives or the life of the lease. Major expenditures for renewals and improvements are capitalized and amortized over their useful lives.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

        The following table compares our statement of operations data for the three months ended June 30, 2005 and 2004. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                                    THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------------
                                                  2004                              2005
                                       ----------------------------      ---------------------------
                                          AMOUNT        PERCENTAGE          AMOUNT       PERCENTAGE         CHANGE
                                       -----------     ------------      -----------    ------------     -------------
Net revenues                           $ 2,373,945        100.0%         $ 2,707,041       100.0%            14.0%
Cost of revenues                           833,514         35.1%           1,158,235        42.8%            39.0%
                                       -----------     ------------      -----------    ------------     -------------
Gross profit                             1,540,431         64.9%           1,548,806        57.2%              .5%
                                       -----------     ------------      -----------    ------------     -------------
Selling, general and administrative      1,170,219         49.3%           1,275,670        47.1%             9.0%
Depreciation and amortization              175,255          7.4%             144,656         5.3%           (17.4%)
                                       -----------     ------------      -----------    ------------     -------------
Total operating expenses                 1,345,474         56.7%           1,420,236        52.4%             5.6%
                                       -----------     ------------      -----------    ------------     -------------
Operating income                           194,957          8.2%             128,480         4.8%           (34.1%)
Other (expense), net                       (13,381)        (0.6) %            45,639         1.6%           441.1%
                                       -----------     ------------      -----------    ------------     -------------
Net income                             $   181,576          7.6%         $   174,119         6.4%            (4.1%)
                                       -----------     ------------      -----------    ------------     -------------



    NET REVENUES

        Net revenues for the quarter ended June 30, 2005 increased 14.0% compared to net revenues for the three months ended June 30, 2004. This increase was primarily due to the development fee and usage charges relating to a custom designed course for one client. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2005 period, net revenues from online sales accounted for approximately $816,000, or 30% of net revenues. In the 2004 period, net revenues from online sales accounted for $479,000, or 20% of net revenues.

        In the second quarter of 2005, net revenues from our accounting/finance and related products were $2.0 million, compared to $1.7 million in the comparable 2004 period. This increase is due to various factors, including converting a number of our existing video customers to our online services, partnering with more professional organizations and our continued marketing efforts to increase sales and the one large sale referred to above. For the second quarter of 2005, net revenues from accounting/finance products, which includes both subscription-based revenue and direct sales of course material on a non-subscription basis, was $1.85 million. Net revenues from custom work and advertising were $171,000. For the comparable 2004 period, subscription-based revenue and direct sales of course material on a non-subscription basis was $1.6 million, and net revenues from custom work and advertising was $119,000.

        Net revenues from sales of our engineering products, which are not subscription-based, were $77,000 in the second quarter of 2005 compared to $64,000 in the second quarter of 2004. This increase is due to our continual sales and marketing efforts in this area.

        Net revenues from video production, duplication, consulting and e-commerce services for the second quarter of 2005 were $489,000 compared to $259,000 for the second quarter of 2004. This increase is primarily attributable to the growth in custom work in both the technology and video production areas. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

        For the second quarter of 2005 Working Values contributed $116,000 to net revenues compared to $363,000 in the second quarter of 2004. In 2004, the Company had two large consulting contracts for ethics-based training that it completed during the year. In 2005, the Company began concentrating on developing its newest product, Learning Moments. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

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

        Compared to the second quarter of 2004, cost of revenues in the second quarter of 2005 increased by $325,000. The increase was primarily attributable to additional personnel and the cost of sub-contracted labor related to various projects in the technology department. The expenses that showed the greatest variations from 2004 to 2005 and the reasons for those variations were as follows:

    o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of actors increased $7,000; the cost of video production and technology personnel increased $188,000. This increase is directly related to the outsourcing of labor associated with the completion of a number of custom technology and video projects. The higher than anticipated cost of such personnel reduced our margins during the quarter. Direct production costs, are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, decreased $4,000. These variations are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

    o ROYALTIES. Royalty expense increased in the 2005 period compared to the 2004 period by $32,000. This increase was due to a growth of sales in our accounting and engineering products. During the first quarter of 2004 the Company had over-accrued its royalty expense because some of our partners were behind in providing us with the necessary sales information. The adjustment for this over-accrual is reflected in lower costs for the second quarter of 2004.

    o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $115,000. Most of the increase - I.E., $105,000 - was attributable to our technology group.

    o TRAVEL AND ENTERTAINMENT; SHIPPING. Travel and entertainment and shipping expenses increased only $1,000, reflecting our continuing effort to control costs.


    GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. While general and administrative expenses in the second quarter of 2005 were $105,000 higher than they were in 2004, as a percentage of net revenues they decreased by 2%. Part of the increase is attributable to the costs of being a public company, such as legal, accounting, investor relations, insurance and regulatory expenses, which we did not have in the second quarter of 2004. The increase in these expenses was $68,000. In addition, personnel costs increased by $28,000, which is primarily due to increases in our accounting department necessary to our being a public company. Selling costs, which includes advertising, promotion, travel and entertainment, increased by $9,000. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of increased accounting, legal and insurance costs, attributable to the fact that we are now a public company.

    DEPRECIATION and AMORTIZATION

        Depreciation and amortization expenses decreased in the second quarter of 2005 compared to the second quarter of 2004 as a number of our assets became fully depreciated. We expect our depreciation and amortization expenses on our current assets to decrease in 2005 as many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate.

    INCOME FROM OPERATIONS

        For the three months ended June 30, 2005 net income from operations was $128,000 compared to $195,000 in the comparable period of 2004. This is primarily attributable to the fact that the increase in net revenues was offset by an increase in sub-contracted labor, additional personnel required for some of our consulting jobs and the additional costs incurred related to being a public company. Our quarterly earnings are effected by the mix of custom projects compared to subscription and education-based sales.

    OTHER INCOME/EXPENSES

        Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As a result of the successful completion of our initial public offering, we were able to retire all of our debt (other than capital lease obligations), reducing our interest expense. At the same time, since we have not yet used the balance of the net proceeds from our initial public offering, our interest income has increased. As a result, for the second quarter of 2005 we had net interest income compared to a net interest expense for the second quarter of 2004.

    NET INCOME

        For the three months ended June 30, 2005, we recorded a net profit of $174,119, or $.03 per share, basic and diluted, compared to a net income of $181,576 or $.07 and $.06 per share, basic and diluted, for the three months ended June 30, 2004. The decrease in net profit is attributable to increased revenue offset by an increase in operating costs. The decrease in earnings per share is a result of the additional shares issued in October 2004 in connection with our public offering.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

        The following table compares our statement of operations data for the six months ended June 30, 2005 and 2004. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                         SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------
                                                  2004                             2005
                                       ----------------------------     ---------------------------
                                          AMOUNT        PERCENTAGE         AMOUNT       PERCENTAGE        CHANGE
                                       -----------     ------------     -----------    ------------    ------------
Net revenues                           $ 4,592,296        100.0%        $ 5,555,992       100.0%            21.0%
Cost of revenues                         1,686,988         36.7%          2,240,944        40.3%            32.8%
                                       -----------     ------------     -----------    ------------    ------------
Gross profit                             2,905,308         63.3%          3,315,048        59.7%            14.1%
                                       -----------     ------------     -----------    ------------    ------------
Selling, general and administrative      2,355,409         51.3%          2,710,830        48.8%            15.1%
Depreciation and amortization              346,226          7.5%            285,899         5.1%           (17.4)%
                                       -----------     ------------     -----------    ------------    ------------
Total operating expenses                 2,701,635         58.8%          2,996,729        53.9%            10.9%
                                       -----------     ------------     -----------    ------------    ------------
Operating income                           203,673          4.4%            318,319         5.8%            56.3%
Other (expense), net                       (29,457)         (.6)%            71,892         1.2%         (344.1)%
                                       -----------     ------------     -----------    ------------    ------------
Net income                             $   174,216          3.8%        $   390,211         7.0%           124.0%
                                       -----------     ------------     -----------    ------------    ------------


    NET REVENUES

        Net revenues for the six months ended June 30, 2005 increased 21.0% compared to net revenues for the six months ended June 30, 2004. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2005 period, net revenues from online sales accounted for approximately $1.44 million, or 26% of net revenues. In the 2004 period, net revenue from online sales accounted for $1.15 million, or 25% of net revenues.

        For the six months ended June 30, 2005, net revenues from sales of accounting and finance products grew in real dollars but was relatively flat as a percentage of total net revenues compared to the six months ended June 30, 2004. In the first six months of 2005, net revenues from sales of accounting/finance products were $4.07 million, or 73% of net revenues. For the first six months of 2004, net revenues from sales of accounting/finance products were $3.32 million, or 72% of net revenues. These increases are due in part to an increased level of sales in the subscription-based products and a development fee and usage charge related to a custom designed course for one customer. For the first six months of 2005, net revenues from sales of accounting/finance products, which includes subscription-based revenue and direct sales of course material on a non-subscription basis, was $3.5 million. Net revenues primarily from custom work and advertising was $584,000. For the first six months of 2004, subscription-based revenue and direct sales of course material on a non-subscription basis was $3.1 million, and net revenues from custom work and advertising was $191,000 in the aggregate.

        Net revenues from sales of engineering products, which are not subscription-based, increased in absolute terms but were relatively flat as a percentage of total net revenues. For the six months ended June

30, 2005, net revenues from sales of engineering products were $323,000 or 5.8% of net revenues. For the six months ended June 30, 2004, net revenues from sales of engineering products were $251,000, or 5.5% of net revenues. The increase in net revenue from sales of engineering products is primarily attributable to our continuing effort to market existing products.

        For the first six months of 2005, Working Values contributed $186,000 to net revenues compared to $375,000 for the first six months of 2004. The decrease in revenues form Working Values in 2005 can be attributed to several factors. In 2004, the Company had two large consulting contracts for ethics-based training courses. In addition, Working Values has been concentrating on adding scalable products to its course library.

        Net revenues from video production, duplication, consulting and e-commerce services for the first six months of 2005 were $972,000 compared to $657,000 for the first six months of 2004. Of this increase, approximately $61,000 was attributable to video production and duplication. Consulting revenues increased by $254,000 over the comparable period of last year as a result of completing two custom projects. In addition to doing custom work for clients, the technology department provides services to the entire company.

    COST OF REVENUES

        Compared to the first six months of 2004, cost of revenues in the first six months of 2005 increased in absolute terms and as a percent of net revenues, resulting in lower gross margins. In the case of the first six months of 2004 and 2005, the expenses that showed the greatest variations and the reasons for those variations were as follows:

    o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. While the cost of actors decreased by $5,000, the cost of outsourced production personnel related to custom video and technology projects increased by $339,000. Direct production costs, other than labor, decreased $24,000.

    o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $200,000. Most of this increase was attributable to the fact that we added additional personnel to Working Values and to our consulting group to meet the demands of a number of custom projects and to design new products. In addition, the technology group has been redesigning and making continual improvements to our learning management system.

    o ROYALTIES. Royalty expense for both periods was constant at $297,000. If sales volume increases, we expect the actual royalty payments in 2005 will be higher than they were in 2004.


        As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES

        While general and administrative expenses in the first six months of 2005 increased in absolute terms compared to the first six months of 2004, as a percentage of net revenues they decreased by 2%. The increase is primarily attributable to the costs of being a public company, increased marketing and product development costs and an increase in staffing and related costs, which offset reductions in our communication costs and other operating expenses. We anticipate that general and administrative expenses will continue to increase as a result of increased accounting, legal and insurance costs resulting from the fact that we are now a public company.

    DEPRECIATION and AMORTIZATION

        Depreciation and amortization expenses were lower in the six months ended June 30, 2005 than they were in the comparable 2004 period, and as a percentage of net revenues they decreased from 7.5% to 5.1%. The decrease is attributable to the fact that although we continue to purchase additional computer hardware many of our older assets are now fully depreciated. Through June 2005 we acquired $141,000 of depreciable and amortizable assets compared to $37,000 in the same period of 2004. In addition, many of our older assets are either fully or almost fully depreciated. We expect our depreciation and amortization expenses to decrease as we realize the full effect of the asset acquisitions and capitalized costs that were made before 2004.

    INCOME FROM OPERATIONS

        For the first six months of 2005 net income from operations was $318,000 compared to $204,000 in the comparable period of 2004. This increase is primarily attributable to approximately $1 million increase in sales in the 2005 period, offset by the additional costs (i) for outside labor and personnel necessary to complete custom projects and (ii) related to being a public company.

    OTHER INCOME/ EXPENSES

        Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The decrease in our net interest expense is due primarily to the reduction in debt in the fourth quarter of 2004 following the completion of our public offering. In addition, the approximately $5.5 million of net proceeds from the offering (after repaying debt) and cash generated from operations are invested in various money market funds and interest bearing securities. This resulted in $72,000 of net income for the first six months of 2005 as compared to a net expense of $29,000 in the same period of 2004.

    NET INCOME

        For the six months ended June 30, 2005, we recorded a net profit of $390,000 compared to $174,000 for the six months ended June 30, 2004. This increase is attributable to increased revenues of almost $1 million, net interest income of $72,000 and our continuing efforts to control our costs and expenses.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004 we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million.

        Our working capital as of June 30, 2005 was approximately $3.95 million compared to $3.39 million at December 31, 2004. Our current ratio at June 30, 2005 was 1.92 to 1 compared to 1.75 to 1 at December 31, 2004. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.63 million at June 30, 2005 compared to $3.74 million at December 31, 2004, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

        The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues. For the six months ended June 30, 2005, net cash generated by operating activities was $389,000 and we had a net cash increase of $1.47 million, which includes a $1.25 million transfer from investment securities held for sale. Exclusive of that transfer, net cash increased by $221,000 after purchasing $141,000 of fixed assets and debt reduction of $33,000 during the first half of the year.

        Capital expenditures for the six months ended June 30, 2005 were approximately $141,000, which consisted primarily of computer equipment purchases and the capitalization of internally produced courses for Working Values. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

        At June 30, 2005 our only indebtedness consisted of capital lease obligations, the balance of which was $88,000 compared to $121,000 at December 31, 2004. We have three leases with IDB Leasing, which had an aggregate outstanding balance at June 30, 2005 of $63,000. One lease has a 48-month term that expires in 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. A second lease has a 36-month term that expires in 2006, an imputed interest rate of 7.5% and monthly payments of $996. The third lease has a 36-month term that expires in 2007, an imputed interest rate of 6.05% and a monthly payment of $313. In addition, we have outstanding balances on other capital leases of approximately $10,000. In August 2004 we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At June 30, 2005, the balance on the loan was $21,000.

        As of June 30, 2005 we had commitments under two operating leases - the leases for executive offices in Hawthorne, New York and the Working Values executive offices in Sharon, Massachusetts - aggregating $1.6 million through February 2010. In May 2004 we paid $92,000 in connection with our termination of a sublease in Irvine, California.

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


ITEM 3. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports that we file or submit under the Exchange Act on a timely basis.

        CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

        We are not currently a party to any legal proceeding that we deem material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

        There were no sales of unregistered securities during the period covered by this Report.

USE OF PROCEEDS

        On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used $490,000 of the net proceeds to repay indebtedness. The remaining $5.5 million will be used for working capital and general corporate purposes, including acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On Thursday, June 9, 2005 at 10:00 A.M. eastern time we held our 2005 Annual Meeting of Stockholders for the purposes of electing two (2) Class I directors and obtaining advisory approval of the appointment of our independent registered public accounting firm for the fiscal year ending December 31, 2005.

        In connection with the Annual Meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the director-nominees. At the Annual Meeting, all of the director-nominees were re-elected for three-year terms. Each director-nominee received at least 3,790,068 votes, which represented 75% of the shares voted. In addition, advisory approval of the appointment of Holtz Rubenstein Reminick LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2005 was ratified with 3,778,677 votes in favor, representing 74% of the shares voted.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.

a.      Exhibits:

        Exhibit No.        Description
        -----------        -----------

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Smartpros Ltd.
                                           --------------
                                           (Registrant)

Date:   August 12, 2005                    /s/ Allen S. Greene
                                           -------------------
                                           Chief Executive Officer

Date:   August 12, 2005                    /s/ Stanley P. Wirtheim
                                           -----------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)