Form 10QSB
period 2005-09-30
SmartPros Ltd.
filed 2005-11-10
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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

                                 Yes |x| No | |


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2005, there were 5,087,441 shares of common stock outstanding.


Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                               September 30, 2005

                                TABLE OF CONTENTS
                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (Unaudited)

              Balance Sheets - September 30, 2005 and December 31, 2004       3

              Statements of Operations for the three-and nine-month
              periods ended September 30, 2005 and 2004                       4

              Statements of Cash Flows for the nine-month periods
              ended September 30, 2005 and 2004                               5

              Notes to Interim Condensed Consolidated Financial Statements    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation       8

     Item 3.  Controls and Procedures                                        17

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    17

     Item 3.  Defaults Upon Senior Securities                                18

     Item 4.  Submission of Matters to a Vote of Security Holders            18

     Item 5.  Other Information                                              18

     Item 6. Exhibits                                                        18

SIGNATURES                                                                   19


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2005          2004
                                                      (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                          $ 5,160,011   $ 1,756,991
   Investment securities available-for-sale             2,000,000     5,000,000
   Accounts receivable, net of allowance for
      doubtful accounts of $71,000                        838,131       985,259
   Prepaid expenses and other current assets              141,334       175,270
                                                      -----------   -----------
          TOTAL CURRENT ASSETS                          8,139,476     7,917,520
                                                      -----------   -----------

Property and equipment, net                               530,603       544,176
Goodwill                                                   53,434        53,434
Other intangible, net                                   2,232,414     2,482,653
Other assets, including restricted cash of $150,000       150,000       167,196
                                                      -----------   -----------
                                                        2,966,451     3,247,459
                                                      -----------   -----------
          TOTAL ASSETS                                $11,105,927   $11,164,979
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                   $   215,186   $   358,867
   Accrued expenses                                       272,627       373,993
   Current portion of capital lease and equipment
      financing obligations                                40,901        56,119
   Deferred revenue                                     3,386,564     3,741,466
                                                      -----------   -----------
          TOTAL CURRENT LIABILITIES                     3,915,278     4,530,445
                                                      -----------   -----------

Long-Term Liabilities:
   Capital lease and equipment financing obligations       33,398        64,020
   Other liabilities                                      161,367       164,907
                                                      -----------   -----------
          TOTAL LONG-TERM LIABILITIES                     194,765       228,927
                                                      -----------   -----------


Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, $.001 par value,
      authorized 1,000,000 shares,
      no shares issued and outstanding                         --            --
   Common stock, $.0001 par value, authorized
      30,000,000 shares, 5,145,447 issued and
      5,087,441 outstanding at September 30, 2005;
      5,140,545 issued and 5,082,539 outstanding
      at December 31, 2004                                    514           514
   Common stock in treasury, at cost - 58,006 shares     (220,000)     (220,000)
   Additional paid-in capital                          16,418,034    16,407,495
   Accumulated (deficit)                               (8,917,164)   (9,454,902)
                                                      -----------   -----------
                                                        7,281,384     6,733,107
   Deferred compensation                                  (85,500)     (127,500)
   Note receivable from stockholder                      (200,000)     (200,000)
                                                      -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                        6,995,884     6,405,607
                                                      -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,105,927   $11,164,979
                                                      ===========   ===========

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     NINE MONTHS ENDED            THREE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -------------------------     -------------------------
                                                    2005           2004           2005           2004
--------------------------------------------------------------------------------------------------------
Net Revenues                                     $7,972,330     $7,464,787     $2,416,338     $2,872,491
Cost of Revenues                                  3,174,468      2,879,028        933,524      1,192,040
                                                 ----------     ----------     ----------     ----------
   Gross Profit                                   4,797,862      4,585,759      1,482,814      1,680,451
                                                 ----------     ----------     ----------     ----------

Operating Expenses:
   Selling, general and administrative            3,952,854      3,524,250      1,242,024      1,168,841
   Depreciation and amortization                    434,898        516,858        148,999        170,632
                                                 ----------     ----------     ----------     ----------
                                                  4,387,752      4,041,108      1,391,023      1,339,473
                                                 ----------     ----------     ----------     ----------
   Operating Income                                 410,110        544,651         91,791        340,978
                                                 ----------     ----------     ----------     ----------

Other Income (Expense):
   Interest income                                  134,142         11,298         57,120          3,980
   Interest expense                                  (6,514)       (54,970)        (1,384)       (18,195)
                                                 ----------     ----------     ----------     ----------

                                                    127,628        (43,672)        55,736        (14,215)
                                                 ----------     ----------     ----------     ----------

Income before provision for income taxes            537,738        500,979        147,527        326,763

Provision for Income Taxes                               --             --             --             --
                                                 ----------     ----------     ----------     ----------
Net Income                                       $  537,738     $  500,979     $  147,527     $  326,763
                                                 ==========     ==========     ==========     ==========

Net Income  Per Common Share:
   Basic net income per common share             $      .11     $      .19     $      .03     $      .13
                                                 ==========     ==========     ==========     ==========

   Diluted net income per common share           $      .11     $      .15     $      .03     $      .10
                                                 ==========     ==========     ==========     ==========

Weighted Average Number of Shares Outstanding
   Basic                                          5,084,240      2,580,478      5,085,546      2,580,478
                                                 ==========     ==========     ==========     ==========

   Diluted                                        5,117,117      3,244,262      5,115,180      3,244,262
                                                 ==========     ==========     ==========     ==========


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                           2005          2004
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                          $   537,738    $ 500,979
                                                       -----------    ---------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                        434,898      516,858
      Reduction in deferred compensation                    42,000           --
   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                               147,128     (295,546)
         Prepaid expenses and other current assets          33,936     (525,474)
         Other assets                                       17,196       10,684
      (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses           (245,047)     304,652
          Deferred revenue                                (354,902)     165,966
          Other liabilities                                 (3,540)          --
                                                       -----------    ---------
   Total adjustments                                        71,669      177,140
                                                       -----------    ---------
Net Cash Provided by Operating Activities                  609,407      678,119
                                                       -----------    ---------

Cash Flows from Investing Activities:
   Reduction in investment securities
      available-for-sale                                 3,000,000           --
   Acquisition of property and equipment                  (171,087)     (72,978)
                                                       -----------    ---------
Net Cash Provided by (Used in) Investing Activities      2,828,913      (72,978)
                                                       -----------    ---------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock option                   10,540           --
   Payments on note payable - treasury stock                    --      (54,000)
   Proceeds from issuance of long-term debt                     --       36,174
   Payments on long-term debt                                   --     (196,000)
   Payments under capital lease obligations                (45,840)     (63,959)
                                                       -----------    ---------
Net Cash Used in Financing Activities                      (35,300)    (277,785)
                                                       -----------    ---------

Net Increase in Cash and Cash Equivalents                3,403,020      327,356
Cash and Cash Equivalents, beginning of period           1,756,991      546,993
                                                       -----------    ---------
Cash and Cash Equivalents, end of period               $ 5,160,011    $ 874,349
                                                       ===========    =========

Supplemental Disclosure:
   Cash paid for interest                              $     6,514    $  54,025
                                                       ===========    =========

Supplemental Disclosure of Non Cash Investing
   and Financing Activities:
   Equipment purchased under capital leases            $        --    $  33,728
                                                       ===========    =========


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company"), included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 25, 2005. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary, Working Values, Ltd. All material inter-company accounts and transactions have been eliminated.

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company also produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company develops programs on governance, compliance and ethics for corporations. SmartPros also produces custom videos and rents out its studios. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment.

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

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization period is three years. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. Included in other intangible assets at September 30, 2005 are capitalized course costs of $217,502, net of accumulated amortization of $105,765.

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

         EARNINGS (LOSS) PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options, warrants and the Company's Series A Convertible Preferred Stock. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 32,877 and 29,634 for the nine- and three-month periods ended September 30, 2005 and 2004 respectively, include the Company's stock options and warrants that are dilutive.

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

         The following table illustrates the effect on net earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation":

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   ----------------------    ----------------------
                                                      2005         2004         2005         2004
                                                   ---------    ---------    ---------    ---------
Net income as reported                             $ 147,527    $ 326,763    $ 537,738    $ 500,979

Add: Stock-based employee compensation expense
     included in reported net income (loss),
     net of related tax effects                           --           --           --           --

Deduct: Stock-based compensation expense
        determined under fair value-based method      (7,606)     (39,038)     (22,818)    (117,114)
                                                   ---------    ---------    ---------    ---------

Pro forma net income                               $ 139,921    $ 287,725    $ 514,920    $ 383,865
                                                   =========    =========    =========    =========

Basic earnings per share, as reported              $     .03    $     .13    $     .11    $     .19
                                                   =========    =========    =========    =========

Diluted earnings per share, as reported            $     .03    $     .10    $     .11    $     .15
                                                   =========    =========    =========    =========

Pro forma basic earnings per share                 $     .03    $     .11    $     .10    $     .15
                                                   =========    =========    =========    =========

Pro forma diluted earnings per share               $     .03          .09          .10          .12
                                                   =========    =========    =========    =========


         The fair value of options granted in 2004 were estimated on the date of grant using the Black-Scholes Option Pricing model with an average assumed risk-free interest rate of 4.0%, an average expected life of 10 years, an expected volatility of close to zero and the assumption that no dividends will be paid. The weighted average fair value per option of options granted in 2004 was $1.40. In October 2004, subsequent to the Company's initial public offering, the Company granted 22,925 options to employees at an exercise price of $4.27. On May 10, 2005 the Compensation Committee awarded a grant of 10,000 options to the Chairman of the Audit Committee of which 2,500 vested immediately and 2,500 will vest on each May 10, 2006 - 2008. The options have an exercise price of $4.00 each. In April 2005, an option to purchase 2,801 shares was exercised at a price of $2.15 per share. On August 8, 2005 the Compensation Committee granted 4,300 options to various employees of which 1,075 vested immediately and 1,075 will vest on each of August 8, 2006-2008. These options have an exercise price of $4.15. In April and September 2005, options to purchase 2,801 and 2,101 shares respectively were exercised at a price of $2.15 per share. On October 3, 2005, the compensation committee granted an employee an additional 15,000 stock options. These options have an exercise price of $3.44, which vested 3,750 shares on grant date and vest 3,750 on each of October 3, 2006-2008.

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

         Our products are available in print, videotape and digital formats. Digital format can be delivered on CD-ROM, DVD or over the Internet. The Internet has become our fastest growing delivery channel, attracting new and existing subscribers. This has had a positive effect on our revenue as well as our gross margins since online sales eliminate the cost for materials, i.e., videotapes, packaging and shipping.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         The following table compares our statement of operations data for the three months ended September 30, 2005 and 2004. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------
                                                  2004                      2005
                                       -------------------------   -----------------------
                                         AMOUNT       PERCENTAGE     AMOUNT     PERCENTAGE    CHANGE
                                       -----------    ----------   -----------  ----------   ---------
Net revenues                           $ 2,872,491      100.0 %    $ 2,416,338      100.0%      (15.9%)
Cost of revenues                         1,192,040       41.5 %        933,524       38.6%      (21.7%)
                                       -----------     ---------   -----------     --------   --------
Gross profit                             1,680,451       58.5 %      1,482,814       61.4%      (11.8%)
                                       -----------     ---------   -----------     --------   --------
Selling, general and administrative      1,168,841       40.7 %      1,242,024       51.4%        6.3%
Depreciation and amortization              170,632        5.9 %        148,999        6.2%      (12.7%)
                                       -----------     ---------   -----------     --------   --------
Total operating expenses                 1,339,473       46.6 %      1,391,023       57.6%        3.8%
                                       -----------     ---------   -----------     --------   --------
Operating income                           340,978       11.9 %         91,791        3.8%      (73.1%)
Other (expense), net                       (14,215)      (0.5)%         55,736        2.3%     (492.1%)
                                       -----------     ---------   -----------     --------   --------
Net income                             $   326,763       11.4 %    $   147,527        6.1%      (54.9%)
                                       -----------     ---------   -----------     --------   --------


     NET REVENUES

         Net revenues for the quarter ended September 30, 2005 decreased 15.9% compared to net revenues for the three months ended September 30, 2004. This was primarily due to decreased revenues from our Working Values division. To offset the decline in consulting revenues, Working Values is concentrating on building its "Learning Moments" ethics-training products. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2005 period, net revenues from online sales accounted for approximately $688,000, or 28% of net revenues. In the 2004 period, net revenues from online sales accounted for $627,000, or 22% of net revenues.

         In the third quarter of 2005, net revenues from our accounting/finance and related products were $1.8 million or 75% of sales, compared to $1.6 million or 56% of sales in the comparable 2004 period. This increase is due to various factors, including converting a number of our existing video customers to our online services, partnering with more professional organizations and our continued marketing efforts to increase sales.

         Net revenues from sales of our engineering products, which are not subscription-based, were $95,000 in the third quarter of 2005 compared to $133,000 in the third quarter of 2004. This decrease is not indicative of any trends in this division, but is a result of timing differences in the placement of orders from certain customers.

         Net revenues from video production, duplication, consulting and e-commerce services for the third quarter of 2005 were $365,000 compared to $495,000 for the third quarter of 2004. This decrease is primarily attributable to the continual decline in our video duplication business and the completion of certain custom jobs in both the technology and video production areas. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

         For the third quarter of 2005 Working Values contributed $101,000 to net revenues compared to $619,000 in the third quarter of 2004. We acquired Working Values in 2003 with the intent of developing off-the-shelf ethics training course content for the general corporate market that we could either license or sell on subscription basis. However, in 2004, Working Values devoted a significant portion of its resources to develop custom designed ethics training courses for two clients. In 2005, Working Values has renewed its focus on developing and licensing standardized training modules. Working Values intends to release its first course in the fourth quarter.

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

         Compared to the third quarter of 2004, cost of revenues in the third quarter of 2005 decreased by $259,000. The decrease was primarily attributable to both reduced personnel and sub-contracted labor costs related to various projects in the technology department. The expenses that showed the greatest variations from 2004 to 2005 and the reasons for those variations were as follows:

      o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $357,000. This decrease is directly related to the completion of a number of custom technology and video projects. Direct production costs, are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, increased $5,000. These variations are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

      o ROYALTIES. Royalty expense increased in the 2005 period compared to the 2004 period by $44,000. This increase is due to a growth of sales in our accounting products. During the first quarter of 2004 the Company had over-accrued its royalty expense because some of our partners were behind in providing us with the necessary sales information. The adjustment for this over-accrual is reflected in lower costs for the third quarter of 2004.

      o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $101,000. Most of the increase - I.E., $78,000 - was attributable to our technology group.

      o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs were constant from 2004 to 2005, except for a $50,000 reduction in travel related costs from 2004, which was directly related to a consulting contract and charged to a customer.


      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses in the third quarter of 2005 were $73,000 higher than they were in 2004, and as a percentage of net revenues they increased by 6%. Part of the increase is attributable to the costs of being a public company, such as legal, accounting, board member fees, investor relations, insurance and regulatory expenses, some of which we did not have in the third quarter of 2004. The increase in these expenses was approximately $45,000. In addition, personnel costs increased by $36,000, which is primarily due to increases in our accounting department necessary to our being a public company. Selling costs, which includes advertising, promotion, travel and entertainment, increased by $9,000. These increases were offset by reductions in various other operating costs of approximately $17,000. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of increased accounting, legal and insurance costs, attributable to the fact that we are now a public company.

      DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses decreased by $22,000 in the third quarter of 2005 compared to the second quarter of 2004 as a number of our assets become fully depreciated. We expect our depreciation and amortization expenses on our current assets to continue to decrease as many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate.

      INCOME FROM OPERATIONS

         For the three months ended September 30, 2005 net income from operations was $92,000 compared to $341,000 in the comparable period of 2004. This decrease is primarily attributable to the decline in revenues from Working Values consulting jobs that was partially offset by decreases in costs related to these types of projects and from the increased costs related to our being a public company. Our quarterly earnings are affected by the mix of custom projects compared to subscription and education-based sales.

      OTHER INCOME/EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As a result of the successful completion of our initial public offering, we were able to retire all of our debt (other than capital lease obligations), reducing our interest expense. At the same time, since we have not yet used the balance of the net proceeds from our initial public offering, our interest income has increased. As a result, for the third quarter of 2005 we had net interest income of $56,000 compared to a net interest expense for the third quarter of 2004 of $14,000.

      NET INCOME

         For the three months ended September 30, 2005, we recorded a net profit of $147,527, or $.03 per share, basic and diluted, compared to a net income of $326,763 or $.13 and $.10 per share, basic and diluted, for the three months ended September 30, 2004. The decrease in net profit is attributable to decreased revenue and an increase in operating costs. The decrease in earnings per share is a result of the additional shares issued in October 2004 in connection with our public offering and lower earnings.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         The following table compares our statement of operations data for the nine months ended September 30, 2005 and 2004. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------
                                                 2004                      2005
                                       ------------------------   ----------------------
                                          AMOUNT     PERCENTAGE     AMOUNT    PERCENTAGE     CHANGE
                                       -----------   ----------   ----------  ----------   ---------
Net revenues                           $ 7,464,787     100.0 %    $7,972,330    100.0%         6.8 %
Cost of revenues                         2,879,028      38.6 %     3,174,468     39.8%        10.3 %
                                       -----------     -------    ----------    ------     ---------
Gross profit                             4,585,759      61.4 %     4,797,862     60.2%         4.6 %
                                       -----------     -------    ----------    ------     ---------
Selling, general and administrative      3,524,250      47.2 %     3,952,854     49.6%        12.2 %
Depreciation and amortization              516,858       6.9 %       434,898      5.5%       (15.9)%
                                       -----------     -------    ----------    ------     ---------
Total operating expenses                 4,041,108      54.1 %     4,387,752     55.0%         8.6 %
                                       -----------     -------    ----------    ------     ---------
Operating income                           544,651       7.3 %       410,110      5.1%        24.7 %
Other (expense), net                       (43,672)      (.6)%       127,628      1.6%      (392.2)%
                                       -----------     -------    ----------    ------     ---------
Net income                             $   500,979       6.7 %    $  537,738      6.7%         7.3 %
                                       -----------     -------    ----------    ------     ---------

      NET REVENUES

         Net revenues for the nine months ended September 30, 2005 increased 6.8% compared to net revenues for the nine months ended September 30, 2004. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2005 period, net revenues from online sales accounted for approximately $2.1 million, or 26% of net revenues. In the 2004 period, net revenue from online sales accounted for $1.8 million, or 24% of net revenues.

         For the nine months ended September 30, 2005, net revenues from sales of accounting and finance products grew in both real dollars and as a percentage of total net revenues compared to the nine months ended September 30, 2004. In the first nine months of 2005, net revenues from sales of accounting/finance products were $5.9 million, or 72.8% of net revenues. For the first nine months of 2004, net revenues from sales of accounting/finance products were $4.9 million, or 65.6% of net revenues. These increases are due in part to an increased level of sales in the subscription-based products and a development fee and usage charge related to a custom designed course for one customer.

         Net revenues from sales of engineering products, which are not subscription-based, increased in absolute terms but were relatively flat as a percentage of total net revenues. For the nine months ended September 30, 2005, net revenues from sales of engineering products were $418,000 or 5.2% of net revenues. For the nine months ended September 30, 2004, net revenues from sales of engineering products were $380,000, or 5.1% of net revenues. The increase in net revenue from sales of engineering products is primarily attributable to our continuing effort to market existing products.

         For the first nine months of 2005, Working Values contributed $287,000 to net revenues compared to $994,000 for the first nine months of 2004. As previously described, we acquired Working Values in 2003 with the intent of building a library of off-the-shelf ethics based training courses that would generate license and/or subscription fees similar to our other products. However, in 2004, Working Values devoted a significant portion of its resources to develop custom-designed training programs on corporate ethics for two clients, which prevented it from developing the generic content. With the slowdown in large custom projects in 2005, Working Values has resumed its efforts to develop these courses and will release its first title in the fourth quarter.

         Net revenues from video production, duplication, consulting and e-commerce services for the first nine months of 2005 were $1.5 million compared to $1.1 million for the first nine months of 2004. Although video production and duplication income in the 2005 period was $24,000 less than in it was in the comparable 2004 period, consulting revenues increased by $167,000 and e-commerce revenues increased by $150,000 over the comparable period of last year. In addition to doing custom work for clients, the technology department provides services to the entire company. We continue to see a downturn in our video duplication business, which accounts for the decrease in that area. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to accounting education if that is where the sales originated, even if the sale has nothing to do with accounting. Custom work is non-repetitive and subject to market conditions and can vary from period to period.

      COST OF REVENUES

         Compared to the first nine months of 2004, cost of revenues in the first nine months of 2005 increased in absolute terms and as a percent of net revenues, resulting in lower gross margins. In the case of the first nine months of 2004 and 2005, the expenses that showed the greatest variations and the reasons for those variations were as follows:

      o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. The cost of outsourced production personnel related to custom video and technology projects decreased by $52,000. This is directly attributable to the completion of a number of custom jobs in the video and technology departments

      o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $356,000. Most of this increase was attributable to the fact that we added additional personnel to Working Values and to our consulting group to meet the demands of a number of custom projects and to design new products. In addition, the technology group has been redesigning and making continual improvements to our learning management system.

      o ROYALTIES. Royalty expense for the current period increased by $44,000 over the nine-month period of 2004. This is a result of increased sales in our accounting and finance area. If sales volume increases, we expect the actual royalty payments in 2005 will be higher than they were in 2004.

      o OTHER COSTS. Other costs related to the production of our products decreased by $52,000 for the nine-month period ended September 30, 2005 as compared to the same period in the prior year. This reduction is not indicative of any trends in our business, but primarily related to the completion of custom contracts in the video and technology areas.

         As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses in the first nine months of 2005 increased in both absolute terms compared to the first nine months of 2004, and as a percentage of net revenues they increased by 2%. The increase is primarily attributable to the costs of being a public company, increased marketing and product development costs and an increase in staffing and related costs. We anticipate that general and administrative expenses will continue to increase as a result of increased accounting, legal and insurance costs resulting from the fact that we are now a public company.

      DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses were lower in the nine months ended September 30, 2005 than they were in the comparable 2004 period, and as a percentage of net revenues they decreased from 6.9% to 5.5%. The decrease is attributable to the fact that although we continue to purchase additional computer hardware many of our older assets are now fully depreciated. Through September 2005 we acquired $171,000 of depreciable and amortizable assets compared to $73,000 in the same period of 2004. In addition, many of our older assets are either fully or almost fully depreciated. We expect our depreciation and amortization expenses to decrease as we realize the full effect of the asset acquisitions and capitalized costs that were made before 2004.

      INCOME FROM OPERATIONS

         For the first nine months of 2005 net income from operations was $410,000 compared to $545,000 in the comparable period of 2004. This decrease is primarily attributable to a reduction in custom jobs in our Working Values division from 2004 to 2005 of approximately $700,000 and an increase in general and administrative expenses of approximately $428,000.

      OTHER INCOME/ EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The decrease in our net interest expense is due primarily to the reduction in debt in the fourth quarter of 2004 following the completion of our public offering. In addition, the approximately $5.5 million of net proceeds from the offering (after repaying debt) and cash generated from operations are invested in various money market funds and interest bearing securities. This resulted in $128,000 of net income for the first six months of 2005 as compared to a net expense of $44,000 in the same period of 2004.

      NET INCOME

         For the nine months ended September 30, 2005, we recorded a net profit of $538,000 compared to $501,000 for the nine months ended September 30, 2004. This decrease is attributable to the reasons mentioned previously.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004 we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million.

         Our working capital as of September 30, 2005 was approximately $4.22 million compared to $3.39 million at December 31, 2004. Our current ratio at September 30, 2005 was 2.08 to 1 compared to 1.75 to 1 at December 31, 2004. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.39 million at September 30, 2005 compared to $3.74 million at December 31, 2004, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues. For the nine months ended September 30, 2005, net cash generated by operating activities was $609,000 and we had a net cash increase of $3.40 million, which includes a $3.0 million transfer from investment securities held for sale. Exclusive of that transfer, net cash increased by $403,000 after purchasing and capitalizing $171,000 of fixed assets and debt reduction of $46,000 during the first half of the year. We also received $10,000 from the exercise of stock options.

         Capital expenditures for the nine months ended September 30, 2005 were approximately $171,000, which consisted primarily of computer equipment purchases and the capitalization of internally produced courses for Working Values. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         At September 30, 2005 our only indebtedness consisted of capital lease obligations, the balance of which was $74,000 compared to $121,000 at December 31, 2004. We have three leases with IDB Leasing, which had an aggregate outstanding balance at September 30, 2005 of $54,000. One lease has a 48-month term that expires in 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. A second lease has a 36-month term that expires in 2006, an imputed interest rate of 7.5% and monthly payments of $996. The third lease has a 36-month term that expires in 2007, an imputed interest rate of 6.05% and a monthly payment of $313. In August 2004 we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At September 30, 2005, the balance on the loan was $20,000.

         As of September 30, 2005 we had commitments under two operating leases
- the leases for executive offices in Hawthorne, New York and the Working Values executive offices in Sharon, Massachusetts - aggregating $1.6 million through February 2010. In May 2004 we paid $92,000 in connection with our termination of a sublease in Irvine, California.

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


ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

         NONE

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


                                        SmartPros Ltd.
                                        --------------
                                        (Registrant)

Date:   November 10, 2005               /s/ Allen S. Greene
                                        -------------------
                                        Chief Executive Officer

Date:   November 10, 2005               /s/ Stanley P. Wirtheim
                                        -----------------------
                                        Chief Financial Officer
                                        (Principal Financial Officer)