Form 10KSB
period 2005-12-31
SmartPros Ltd.
filed 2006-03-30
CIK 1289863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

              For the Fiscal Year ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

          For the transition period from _______________ to _______________

                        Commission File Number 001-32300

                                 SMARTPROS LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                    Delaware                                    13-4100476
                    --------                                    ----------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)

                 12 Skyline Drive, Hawthorne, New York 10532
                 -------------------------------------------
              (Address of Principal Executive Office) (Zip Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes |X|  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                           |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [ ]  No |X|

State issuer's revenues for its most recent fiscal year.  $10,430,210

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Approximately, $14,353,685 as of March 24, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,035,716

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement, which we expect to file before April 30, 2006, relating to the registrant's Annual Meeting of Stockholders to be held on or about June 15, 2006, is incorporated by reference in Part III to the extent described therein.

Transitional Small Business Disclosure Format (Check one):       Yes [ ]  No |X|

                                 SMARTPROS LTD.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
     Item 1.    Description of Business..............................................2
     Item 2.    Description of Property.............................................19
     Item 3.    Legal Proceedings...................................................19
     Item 4.    Submission of Matters to a Vote of Security Holders.................19

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matters............19
     Item 6.    Management's Discussion and Analysis of Financial Condition
                and Results of Operation............................................21
     Item 7.    Financial Statements................................................30
     Item 8.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................30
     Item 8A.   Controls and Procedures.............................................30
     Item 8B.   Other Information...................................................30

PART III
     Item 9.    Directors and Executive Officers of the Registrant..................31
     Item 10.   Executive Compensation..............................................31
     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..........................31
     Item 12.   Certain Relationships and Related Transactions......................31
     Item 13.   Exhibits............................................................31
     Item 14.   Principal Accountant Fees and Services..............................33

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

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

OVERVIEW

         We provide learning solutions for accounting/finance and engineering professionals, two large vertical markets with mandatory continuing education requirements. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer "off-the-shelf" courses and custom designed programs with delivery methods suited to the specific needs of our clients. Our customers include professional firms of all sizes as well as many of the Fortune 500 companies and a large number of midsize and small companies. In addition, we made two acquisitions in February 2006. As a result, through our new subsidiary, Skye Multimedia Ltd., we develop custom interactive marketing and training applications for CD, DVD, the Internet and learning management systems. Skye offers a broad range of services including content development, design, animation, audio/video production and application development. Skye's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries. Second, we acquired a library of 58 nationally certified online training solutions for the banking, securities and insurance industries.

         Our learning solutions for professionals are designed to meet the initial and ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet these standards and adhere to the requirements of all state boards of accountancy as well as those of various professional and certifying organizations. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers and the Project Management Institute. In the general corporate market, our training solutions are designed to meet corporate learning objectives regarding issues of integrity and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations, as well as generally accepted codes of conduct. So, for example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002 and the U.S. Federal Sentencing Guidelines, as well as laws addressing workplace misconduct such as harassment.

         Our products are available in one or more of the following formats: print, videotapes and digital. Digital format can be delivered on CD-ROM, DVD or over the Internet. The Internet is our fastest growing delivery channel, attracting new and existing subscribers. Our solutions are flexible, cost-efficient and easy to use. They alleviate many of the inefficiencies associated with traditional classroom training, such as travel costs, scheduling difficulties and opportunity costs. In addition, we also offer our clients a learning content management system, which allows the professionals and their employers to track usage and performance.

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

         In October 1999, we acquired through merger Virtual Education Corporation which provided continuing professional education programs to the engineering profession. In May 2001, we purchased most of the operating assets of Pro2Net Corporation, which provided continuing professional education programs to accounting and finance professionals. The assets we purchased included course content, customer lists, a functioning learning content management system, and computer hardware. In April 2003, we acquired assets, including course content and customer lists, from The Working Values Group Ltd., which developed training programs on corporate governance, compliance and ethics.

INDUSTRY BACKGROUND

         The accounting and finance market includes certified public accountants, certified management accountants, certified internal auditors and other accounting professionals, as well as corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements. According to the Bureau of Labor Statistics, in 2005 there were over two million accountants and finance professionals in the United States. Based on the fact that the American Institute of Certified Public Accountants claims it has over 300,000 members representing approximately 60% of all the certified public accountants in the United States, we estimate there are currently more than 500,000 accountants and financial professionals that require continuing professional education credit to maintain their professional accreditations and hundreds of thousands of other financial management professionals that require continuing professional education credit to maintain their certifications.

         To maintain their licenses, accounting professionals must satisfy the continuing professional educational requirements mandated by the State Boards of Accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state as well as the District of Columbia and the U.S. Territories, other than Wisconsin and the Virgin Islands, which do not have any continuing professional education requirement, requires at least 40 hours of continuing professional education credit annually to maintain an accounting license. In addition, in terms of whether a particular course will qualify for CPE credit, 36 states, the District of Columbia and Puerto Rico automatically accept courses offered by the National Registry of CPE Sponsors, also known as NASBA. Three states require registration with their licensing agencies. The remaining states, other than Wisconsin, and the U.S. Territories, other than the Virgin Islands, have standards that mirror those of NASBA and have no formal registration requirements.

         According to the Bureau of Labor Statistics, in 2005 there were 1.5 million engineers in the United States, as well as over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering, is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2005 over 41,000 engineers sat for the exam and 68% passed. In addition, engineers who pass the Fundamentals of Engineering exam must then take a second exam to be licensed as a professional engineer in a specific area such as civil engineering or mechanical engineering. For example, the Professional Engineering, or PE, exam for civil engineering is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2005, 59% of the total candidates taking the exam, which covers multiple disciplines, passed.

         Many states require licensed professional engineers to complete a minimum number of professional development hours to maintain their professional licenses. Unlike the accounting and finance market where there is a reasonable amount of uniformity, in the engineering market each of the states requiring professional development hours sets its own standards. The number of hours required by the states varies from 16 per year to 30 every two years. In most instances, the states rely on various professional organizations to certify whether a particular course qualifies for professional development credit.

         Over the last few years, legislators, government and market regulators, the investment community and the general public have become more aware of issues involving corporate governance, ethics and compliance. This awareness results in allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations, mutual funds and market specialists as well as the New York Stock Exchange. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public. We anticipate that corporate spending on compliance and ethics training programs will increase.

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

         To address these needs, we have over 1,200 hours of programs that currently are available in one or more formats including videotape, CD-ROM or online - approximately 1,000 in accounting/finance, 200 in engineering and 40 in Working Values. In addition, we develop customized courses based on specifications provided to us by our clients. Most of our courses are designed to accommodate both group and self-study.

         All of our courses in the accounting and finance professional libraries are designed to meet the standards and adhere to the requirements of all state boards of accountancy as well as those of the American Institute of Certified Public Accountants (AICPA), Institute of Management Accountants (IMA), Institute of Internal Auditors (IIA), the Association of Financial Professionals (AFP) and the Association of Government Accountants (AGA). We are a registered sponsor of continuing professional education with NASBA and in New York, Nebraska and Texas, the only three states that have not adopted the NASBA standards. NASBA also confers the status of Quality Assurance Service on organizations that offer self-study courses that meet the requisite standards. We have met those standards and received that status. As a result, our designated programs qualify for continuing professional education credit in all fifty states for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.

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

         EXPAND LIBRARY OF CONTENT. We believe that our future success depends, in part, on our ability to develop and acquire new content. The new content could either expand or supplement our existing libraries or could constitute a new library for one or more additional vertical markets. Toward this end, we continuously develop new courses for our accounting, engineering and general corporate libraries. Our strategy is to create a library of modular programs on compliance, ethics and governance issues that can be customized to meet specific client demands.

         EXPAND WITHIN EXISTING MARKETS AND INTO NEW MARKETS. We continue to focus on expanding our presence in the markets we currently serve, particularly engineering where we feel our market share is relatively small and corporate ethics and compliance training where we believe the opportunity is significant. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative, such as insurance, financial services and healthcare.

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

         EXPAND EXISTING ALLIANCES AND ENTER INTO NEW STRATEGIC ALLIANCES. We believe that alliances with professional organizations and associations and commercial content providers are important to our growth and competitive position in the industry. We plan to try to broaden these existing relationships as well as seek new ones.

OUR PRODUCTS AND SERVICES

         The following are our products and services.

     ACCOUNTING AND FINANCE

         Our accounting and finance libraries contain over 1,000 hours of content, of which 900 are generally available and the balance is custom-designed for specific clients. Except for SmartPros Advantage, discussed below, which is only available online, our accounting and finance programs are available in both videotape and digital formats. The videotape format can be used for either group- or self-study. The online format is for self-study only and is usually available as text only, text with audio or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits in most states while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription, whether one, two or three years, the number of users, and the number of libraries covered. All prices are as of January 1, 2006.

         SMARTPROS ADVANTAGE. SPA is a skills-based learning library containing over 150 courses, varying in length from one to eight hours. In total, this library includes more than 500 hours of courses qualifying for continuing professional education credits. We produce these programs in our own production facility. We pay the authors of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals as well as public accountants. The courses are offered individually from $19.99 to $159.92 per course. The list price for a one-year subscription purchased online is $ 369.

         FINANCIAL MANAGEMENT NETWORK. FMN is a library of update programs dealing with currently relevant topics. Each month, we create four new programs, or segments, or a total of 48 new segments each year. We also maintain an online archive containing the most recent 72 programs for our subscribers. The segments are written and produced by our staff and generally involve an independent industry professional as the interviewee. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. The list price for a one-year subscription to the group study video version starts at $ 5,295 and for the online version is $ 369 per user.

         CPA PRACTICE REPORT ("APR") AND CPA PRACTICE PRO ("APP"). This library of programs covers topics in public accounting and is distributed primarily to accountants in public practice through our alliance with the AICPA. Each month, other than March, we add six new segments in the following areas: Individual Tax, Business Tax, Estate and Financial Planning, Specialized Tax Topics, Auditing and Accounting and Financial Reporting. We also offer an online archive containing the most recent 66 programs. The list price for a one-year subscription to APR is $1,995 and to APP is $ 369 per user. As of July 31, 2006 both sides have agreed to terminate this agreement. We will continue to market the APR product under the name "CPA Report" and APP subscribers will be given the opportunity to convert their existing subscriptions to the FMN product.

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

         AICPA FINANCIAL PRO. AFIN is produced for and sold through the AICPA, which distributes it to their members directly and through CPA2Biz, a for profit company that is principally owned by the AICPA. AFIN targets accountants in business and industry. Each month we produce four new programs, typically including two current FMN programs and two APP programs or archived FMN programs. This product will be discontinued in July 2006 and will be replaced with FMN.

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

         FUNDAMENTALS OF ENGINEERING EXAM REVIEW. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a flash-based, interactive review course that is being marketed directly and through professional associations to engineers as well as to engineering firms for their internal skill building and competency testing programs. It is available in CD-ROM and online. The list price for this course is $249 for either the combination CD-ROM/online version or for the online version. We also private label the course for our strategic partners including ASCE and ASME so they can market it to their members.

     CORPORATE GOVERNANCE, COMPLIANCE AND ETHICS

         Working Values develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. In addition to developing custom-made programs, Working Values has created new modular products that address new compliance and disclosure standards. Working Values currently offers the following products and services:

         CONSULTING SERVICES

         Working Values develops custom built training and compliance programs for companies based on their specific needs through its Integrity Alignment Process. The intent is usually to meet the best practices standards of the Federal Sentencing Guidelines as well as other regulators. These products help create a culture of compliance through assessment methodolgies and deployment of live and web-based training and communication tools.

         Working Values has developed assessment tools to assess employee attitudes and awareness of critical integrity and antifraud risks and also an assessment which provides an objective snapshot of the values that underlie employee behavior, making it possible to translate qualitative data into quantitative data.

         TRAINING PRODUCTS AND SERVICES

         Working Values' "ethics training" is a curriculum of specific learning experiences designed to meet specific integrity risks. Training can be designed to meet the specific needs of various audiences; senior leaders, managers or all employees.

         Working Values has created ready-to-deploy tools to help an organization customize its ethics program. These tools can be deployed as-is or customized to meet an organization's needs. Working Value Integrity Toolkit Learning Management System (LMS) offers enterprise distribution and administration of education content and information.

     VIDEO PRODUCTION AND DUPLICATION

         All of our programs are produced in our production facility, which also includes tape duplication equipment. In addition, the video production and duplication department generates its own revenue by leasing the facility to third parties and by filming third-party programs.

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

NEW PRODUCTS AND SERVICES

         As a result of our acquisition of Sage Online Learning in February 2006, we have expanded our core e-learning product offerings beyond financial, accounting and engineering into the professional fields of banking, securities and insurance. We have already begun the process of integrating Sage's content library, currently featuring 58 accredited courses. Course offerings include banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, and industry-related sales and service. Courses are accredited by the Institute of Certified Bankers (ICB) and many state insurance departments. In addition, these courses meet the requirements of the Certified Financial Planner (CFP(R)) Board of Standards, Inc.

         To further support and enhance SmartPros' design and production capabilities, we also recently acquired Skye Multimedia, a leader in the development of custom interactive marketing and training applications for delivery on CD, DVD, Internet and learning management systems. Skye has an established customer base stemming from a diverse range of industry, including pharmaceutical, financial and technology, among others which will give us the opportunity to cross-sell our products to those clients that are not currently using them.

PRODUCT DEVELOPMENT

         Our product development team includes Jeffrey Jacobs, Jack Fingerhut, Allen S. Greene and Denise Stefano in the accounting/finance area and David Gebler in the corporate governance, compliance and ethics area. Mr. Jacobs, who is the head of the department, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut is a certified public accountant. Ms. Stefano is a certified public accountant and a professor of accounting. Mr. Gebler was the founder of Working Values Group Ltd. and joined us in 2003 when we purchased assets from Working Values Group. Mr. Gebler is an attorney who has focused on corporate governance, compliance and ethics matters for much of his career.

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

         Our sales and marketing department includes a Senior Vice President of Sales, a Vice President of Marketing, and a sales staff of 13 people, exclusive of those employees involved in these functions in our two recent acquisitions. The remaining sales staff, 10 people, is divided between inside, or telesales, and field sales. The field sales force focuses on larger accounts. In addition, our senior executives, Allen S. Greene, Jack Fingerhut and David Gebler, dedicate varying portions of their time and efforts to sales and marketing activities. Finally, Joseph Fish, our Chief Technology Officer, spends a portion of his time selling and marketing our technology services.

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

TECHNOLOGY

         Our proprietary learning content management system, the SmartPros Professional Education Center, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application web servers, XML and MS-SQL data sources, and utilize industry standard Web-browser and Internet technologies for content delivery to the end users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at a secure MCI co-location data center one mile from our Hawthorne, New York main office. Currently, we use three co-location cabinets in their facility to house our server network infrastructure. This co-location allows the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.

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

         Some of our existing competitors have and some of our potential competitors have greater resources, financial and other and/or market penetration, and more extensive libraries than we have, which has enabled or will enable them to establish a stronger competitive position than we have. We sometimes compete directly with CPA2Biz, they also sell some of our products. In addition, our competitors include, SkillSoft and Saba who are both relatively large companies. However, SkillSoft's primary focus is e-learning content and software products for business and information technology professionals, markets that we do not currently serve. Saba principally provides software solutions that are used to manage people in large organizations although they do sell content as well. Since we currently do not market our learning management system as a stand-alone product, we do not compete presently with Saba in this area. However, many of our larger clients use the Saba system or another system for their learning content management. In those cases, we will interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client's learning management system.

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

         HISTORY AND REPUTATION. We have been providing learning solutions for accounting and finance professionals for more than 24 years and VEC, which we acquired in 2000, has been providing online and other digital education for engineering professionals since 1997. In addition, the president of our Working Values subsidiary has been developing values, ethics and compliance education programs since 1993. We believe that in the corporate accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering and general corporate markets, as well as into new markets.

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

         EXPERIENCED MANAGEMENT. Our management team is comprised of experienced and successful accounting and legal professionals and sales and marketing and administrative executives. This has enabled us to develop high quality programs, enter into strategic relationships with the major professional organizations in the markets we serve, attract well-known personalities around whom we develop new programs, cut costs and make strategic acquisitions.

         VALUE ADDED SERVICES. In addition to our extensive library of courseware, we also offer our customers a proprietary learning content management system, an administrative tool that enables organizations to monitor the use and efficacy of our programs.

         LARGE AND DIVERSIFIED CUSTOMER BASE. We have over 3,000 customers, consisting of accountants, engineers, and large, medium and small companies as well as accounting firms. Our customers include Fortune 500 companies. In the aggregate, we estimate that our corporate clients employ tens of thousands of accounting and finance professionals, representing a substantial universe of potential users. In addition, our corporate customers are a diversified group in terms of the industries and markets in which they operate. For example, our customers are some of the leading businesses in the following industries: accounting, banking and finance, insurance, technology, telecommunications, retail, aerospace, natural resources, construction and chemicals.

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

         ONLINE RESOURCE AND CONTENT PROVIDER. We own and operate multiple websites, including WWW.SMARTPROS.COM, WWW.WORKINGVALUES.COM, WWW.SKYEMM.COM and WWW.SAGEONLINELEARNING.COM. Our SmartPros website has over 20,000 pages of proprietary content as well as links to other professional organizations, associations and institutions and is a marketing and distribution channel for our products. We believe that this website has become a destination for professionals based on the following data:

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

EMPLOYEES

         As of March 1, 2006 we had 75 employees of which 67 were full-time and eight were part-time. We have 49 employees based in our executive offices in Hawthorne, New York and five employees based in our office in Sharon, Massachusetts. Our newly acquired subsidiary Skye Multimedia employs 10 people in their Bridgewater NJ office. In addition, we have an aggregate of 11 employees that work out of their homes in New York, Washington, California and Texas. We believe that our relationship with all of our employees is generally good.

        CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

         The following factors may affect our growth and profitability and should be considered by any prospective purchaser of our securities:

         WE HAVE HAD LIMITED REVENUE GROWTH OVER THE LAST TWO YEARS AND OUR NET INCOME HAS DECREASED.

         For the years ended December 31, 2004 and 2005 our net revenues only increased 2.8% and our net income decreased 6.0%. We believe that the primary reason for this decrease is our increased operating expenses, particularly those related to our status as a public company. In 2005 we were not able to grow our revenues to keep up with our additional operating expenses. This, in turn, has had a negative impact on our stock price. If we fail to increase our revenues significantly in 2006, the price of our stock may further erode causing investors to lose money.

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

         OUR GROWTH STRATEGY ASSUMES THAT WE WILL MAKE TARGETED STRATEGIC ACQUISITIONS. WE DID NOT MAKE ANY SUCH ACQUISITIONS IN 2004 OR 2005. ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT'S ATTENTION FROM OPERATIONS.

         A key feature of our growth strategy is strategic acquisitions. We did not make any such acquisitions in 2004 or 2005, which, we believe, has contributed to a decline in our stock price. Unless we develop or acquire new content that we can market to our existing and new clients, our rate of revenue growth will continue to be slow and profitability will be difficult to sustain. We believe that the quickest and most efficient way for us to acquire new content is through targeted strategic acquisitions. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability will be impaired.

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

         Our success depends in part on our ability to retain our key employees including our chief executive officer, Allen S, Greene, and our president, Jack Fingerhut. Mr. Greene, who joined us in 2001, is an experienced senior corporate executive who has been instrumental in cutting costs, raising capital and identifying and consummating two acquisitions that have helped us refocus on our competencies. Mr. Fingerhut was a founder of the company and was named its president as of March 1, 2006. Mr. Fingerhut is actively involved in sales and marketing and identifying acquisition targets. Mr. Fingerhut also has overall responsibility for the accounting products and video production business. He also has extensive contacts within and knowledge of the accounting profession. Although we have employment agreements with both of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, "key man" insurance on either Mr. Greene or Mr. Fingerhut. It would be difficult for us to replace either one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

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

         We rely on our strategic partners to provide us with access to content as well as to sell our content. Our strategic partners may and some have entered into identical or similar relationships with our competitors, which could diminish the value of our products. Our strategic partners could terminate their relationship with us at any time. Our strategic relationship with the AICPA will terminate in July 2006. While we do not depend on any single strategic relationship for a significant amount of revenue or to develop content, if a number of these organizations were to terminate their relationship with us at the same time, our ability to develop new content on a timely basis and our ability to distribute content would be impaired. We may not be able to maintain our existing relationships or enter into new strategic relationships.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices, production facility, technology center and fulfillment center is located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires February 28, 2010. We lease 800 square feet in Sharon, Massachusetts, where Working Values is based. This lease expires March 1, 2007. Finally, Skye Multimedia leases 2,320 square feet in Bridgewater, New Jersey, which expires in August 2006.

ITEM 3.  LEGAL PROCEEDINGS

         None.

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

                           PRICE RANGE OF COMMON STOCK
--------------------------------------------------------------------------------
                                                       SALES INFORMATION
                                               ---------------------------------
                                                    HIGH               LOW
                                               ---------------     -------------
2005
----
First Quarter                                      $4.10              $3.71
Second Quarter                                     $4.30              $3.85
Third Quarter                                      $4.29              $3.15
Fourth Quarter                                     $3.50              $2.45

2004
----
*Fourth Quarter                                    $4.10              $3.45


----------------
* Our common stock began trading on the AMEX on November 22, 2004 upon separation of the units offered in our initial public offering commencing on October 19, 2004.

         As of March 24, 2006, the closing sale price per share for our common stock, as reported on the American Stock Exchange was $3.22.

         (b)      HOLDERS

         As of March 24, 2006, the number of record holders of our common stock was 173.

         (c)      DIVIDENDS

         The holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. During the years ended 2004 and 2005 and in any subsequent period for which financial information is required, we did not pay any dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements and operating and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 3, 2004, the Board authorized the issuance of 40,000 shares of common stock to Allen S. Greene, our chief executive officer for services rendered. The shares were issued to Mr. Greene on October 19, 2004. Of the 40,000 shares issued, 10,000 shares vested immediately and 10,000 shares will vest on each of October 19, 2005, 2006 and 2007. Mr. Greene is deemed the owner of these shares as of the date of grant and, as such, will be entitled to vote them on all matters presented to stockholders for a vote and will be entitled to dividends, if any, payable on our common stock. If Mr. Greene terminates his employment with us voluntarily or we terminate him for "cause," as defined in his employment agreement, any unvested shares will be forfeited and will revert back to us. If Mr. Greene's employment with us is terminated without "cause," or if his employment is terminated as a result of his death or disability (as defined in his employment agreement), or if we experience a change in control (as defined in his employment agreement) any unvested shares will immediately vest. The issuance was exempt from registration under Sections 4(2) and 4(6) of the Act.

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

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. The gross proceeds to us from the offering were $7,650,000. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The net proceeds to us after underwriting discounts and other expenses were approximately $6,000,000. As of December 31, 2005, we used approximately $490,000 of the net proceeds to repay certain long-term debt. In February 2006, we used $750,000 of those proceeds for the Sage and Skye acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On December 15, 2005, the Board of Directors approved a stock buy back program under which $750,000 of company funds was allocated to purchase shares of our common stock on the American Stock Exchange. We repurchased 51,725 shares during the month of December at a cost of $164,600. Due to the fact that we were in active negotiations with both Skye and Sage Online Learning during the months of January and February, we self-imposed a temporary freeze on the buyback. However, now that these asset purchases have been completed, we expect to re-activate our buyback program in the coming months.

             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                    (C)
                                                                                   TOTAL                   (D)
                                                                                  NUMBER OF           MAXIMUM NUMBER
                                                                                  SHARES (OR         (OR APPROXIMATE
                                                                                    UNITS)           DOLLAR VALUE) OF
                                      (A)                     (B)               PURCHASED AS         SHARES (OR UNITS)
                                 TOTAL NUMBER                AVERAGE              PART OF            THAT MAY YET BE
                                   OF SHARES               PRICE PAID              PUBLICLY          PURCHASED UNDER
                                  (OR UNITS)                PER SHARE          ANNOUNCED PLANS         THE PLANS OR
         PERIOD                    PURCHASED                (OR UNIT)            OR PROGRAMS             PROGRAMS
-------------------------    ----------------------    --------------------    -----------------    -------------------
Month #1
(October 1-31, 2005)                  --                       --                     --                    --

Month #2
(November 1-30, 2005)                 --                       --                     --                    --

Month #3
(December 1-31, 2005)               51,725                    $3.18                 51,725               $585,400
                                    ------                    -----                 ------               --------

Total                               51,725                    $3.18                 51,725               $585,400
                                    ======                    =====                 ======               ========


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

OVERVIEW

         We provide learning solutions for accounting/finance and engineering professionals, as well as ethics and compliance training for the general corporate community. In February 2006, we acquired substantially all of the operating assets of Skye Multimedia and Sage Online Learning. As a result, through our new subsidiary, Skye Multimedia, we develop custom interactive marketing and training applications for CD, DVD, Internet and Learning Management Systems. Skye offers a broad range of services including content development, design, animation, audio/video production and application development. Skye's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries.

         As a result of the Sage transaction, we acquired a library consisting of 58 nationally certified online training solutions for the banking, securities and insurance industries. We offer "off-the-shelf" courses and custom designed programs with delivery methods suited to the specific needs of our clients. Our customers include approximately half of the Fortune 500 companies and a large number of midsize and small companies.

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

         In 2000 we acquired Virtual Education Corporation, or VEC, a provider of license preparation and continuing professional development programs for engineers. The acquisition of VEC put a tremendous strain on our internal capital resources. Although our accounting division continued to grow and generate operating profits, overall we began losing money. In the four-year period beginning in 2000 and ending in 2003, we generated over $10 million of losses. In 2001, we hired a new chief executive officer, Allen S. Greene, who had previously been the chief operating officer of a publicly traded specialty finance company. Since becoming our CEO, Mr. Greene has successfully refocused on our core competencies, cut overhead, substantially reduced debt and raised additional equity capital. In 2004 we recorded our first net profit since 1999.

         Since 2001, we have successfully completed four acquisitions. In May 2001, we acquired substantially all of the assets of Pro2Net. In so doing, we acquired a library of "how to" programs, a functional learning content management system that we could market with our programs, customer lists, trade names and computer hardware. As a result, we were able to terminate a contract with a third party to develop a learning content management system, saving us approximately $2 million in development costs. Our ability to provide the value-added services represented by the learning management system is, we believe, key to our recent revenue growth and future success.

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

         In February 2006 we acquired the operating assets and certain liabilities of Skye Multimedia, Inc. for approximately $520,000.
In addition, the current owners of Skye are entitled to an additional payment based on the average earnings of Skye between March 1, 2006 and December 31, 2008 less adjustments for use of capital and other costs. In no event will the total additional payment exceed $1.2 million. The additional payment may be paid 50% in cash and 50% in SmartPros common stock at our discretion. If the additional payment is paid partly in stock, the price of the stock will be determined by the average price for the twenty business days subsequent to December 31, 2008. Skye's sales for the year 2005 were in excess of $1 million.

         Also in February 2006, we acquired substantially all of the operating assets of Sage Group International Inc. for $225,000. Sage's primary asset is 58 on-line courses designed for the banking industry. Although Sage's sales were approximately $115,000 in 2005, we believe that with proper marketing, integration into our professional education center and the ability to cross-sell our other products to Sage's existing customers, we believe that we can increase that amount fairly quickly.

         We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) on-line sales, (iii) cash flows and (iv) EBITDA.

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

         In 2004 we successfully completed our initial public offering. We intend to use a portion of the remaining $4.8 million net proceeds from the offering and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We intend to focus on acquisitions that will allow us increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

     STOCK-BASED COMPENSATION

         We have adopted the disclosure only requirements of SFAS No. 123. As a result, no compensation costs are recognized for stock options granted to employees. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question. Effective January 1, 2006 we adopted the provisions of SFAS No.123R which requires these costs to be reflected in the operating statements of the Company.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         The following table compares our statement of operations data for the years ended December 31, 2004 and 2005. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).


                                                                        YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                        2004                                2005
                                           --------------------------------    -------------------------------
                                              AMOUNT           PERCENTAGE          AMOUNT         PERCENTAGE        CHANGE
                                           --------------     -------------    ---------------    ------------    ------------
                                                                 (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)
Net revenues                               $ 10,150,738          100.0%        $ 10,430,210         100.0%             2.8%
                                           ------------          -----         ------------         -----           ------
Cost of revenues                              4,002,738           39.4%           4,161,939          39.9%             4.0%
                                           ------------          -----         ------------         -----           ------
Gross profit                                  6,148,000           60.6%           6,268,271          60.1%             2.0%
                                           ------------          -----         ------------         -----           ------
General & administrative                      4,692,748           46.2%           5,231,101          50.2%            11.5%
Depreciation and amortization                   716,378            7.1%             580,991           5.6%           -18.9%
                                           ------------          -----         ------------         -----           ------
Total operating expenses                      5,409,126           53.3            5,812,092          55.7%             7.4%
                                           ------------          -----         ------------         -----           ------
Operating income (loss)                         738,874            7.3%             456,179           4.4%           -38.3%
                                           ------------          -----         ------------         -----           ------
Interest income                                  37,802            0.9%             220,805           5.3%           484.1%
Interest expense                                (65,307)          -1.0%              (8,017)         -0.1%           -87.7%
                                           ------------          -----         ------------         -----           ------
Net interest (expense) income                   (27,505)          -0.3%             212,788           2.0%          -873.6%
                                           ------------          -----         ------------         -----           ------
Net income                                 $    711,369            7.0%        $    668,967           6.4%            -6.0%
                                           ============          =====         ============         =====           ======


NET REVENUES

         Net revenues for 2005 increased 2.8% compared to net revenues for 2004. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In 2005, net revenues from online sales of subscription-based products and other sales accounted for approximately $2.8 million, or 26%, of our net revenues. In 2004, online sales accounted for $2.6 million, or 21%, of our net revenues.

         Net revenues from sales of our accounting/finance products grew in both absolute terms and as a percentage of total revenues. In 2005, net revenues from our accounting/finance and related products were $7.9 million compared to $6.7 million in 2004. This increase was due in part to a subscription price increase that went into effect on January 1, 2005 and to an increased level of sales. For 2005, net revenues from accounting/finance products include subscription-based revenue of $7.0 million and direct sales of course material on a non-subscription basis, net revenues from custom work and advertising of $900,000. For 2004, subscription-based revenue was $6.1 million and direct sales of course material on a non-subscription basis, custom work and advertising was $ 600,000.

         Net revenues from sales of our engineering products, which are not subscription-based products, were $489,000 in 2005 compared to $509,000 in 2004. This decrease is primarily attributable to a change in product mix and not indicative of any trends in this area.

         Net revenues from video production, duplication, consulting services for both 2005 and 2004 were relatively flat. Although revenue from consulting services increased, video production and duplication decreased by a comparable amount. Other factors contributing to the fluctuation in revenue include:

     o the general decline in the videotape industry reflecting the popularity of digital formats such as CD-ROM and DVD resulting in a substantial decrease in our tape duplication business;

     o   inconsistency of consulting contracts; and

     o sales are credited to the department from where they originate and not to the department where the work is performed.

We recently hired a new head of video production who has many years of experience in this industry. We hope to generate new business from different sources.

         Net revenues from Working Values decreased from $1,270,000 in 2004 to $432,000 in 2005, a decrease of 66%. This decrease was primarily due to the nature of the company's business, which are custom jobs and the completion of two large jobs in 2004. In addition, in 2005, Working Values concentrated on building its course library of ethics-based courses called Learning Moments & Living the Code.

COST OF REVENUES

         Cost of revenues includes production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs; royalties paid to third parties; the cost of materials, such as videotape and packaging supplies; and shipping costs. Compared to 2004, cost of revenues in 2005 increased by $159,000. The increase was primarily attributable to the hiring of additional personnel in the technology area. The increase in payroll is offset by a decrease in the use of outside personnel. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. The expenses that showed the greatest variations from 2004 to 2005 and the reasons for those variations were as follows:

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of actors increased by $25,000 while the cost of video production and outside technology personnel decreased by $203,000. Direct production costs, which are costs relating to producing videos other than labor costs, such as the cost of renting equipment and locations and purchase of material decreased $ 39,000. These variations are related to the type of video production projects and do not reflect any trends in our business.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by approximately $364,000. The increase was primarily attributable to our technology group,

         $339,000. On the other hand, compensation expense in our video production/duplication personnel increased by only $25,000. Recent staff changes in this area should reduce these costs in future periods.

     o OTHER COSTS. Travel and entertainment expenses decreased by $49,000 primarily related to the decrease in Working Values projects. Our shipping costs decreased by $9,000 as a result of controlling costs and the shift by many customers to on-line delivery of our products.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

         Royalty expense increased in 2005 as compared to 2004 for a number of reasons. While we renegotiated new rates with one of our strategic partners in the accounting area, increased sales resulted in an increase of royalty expense of approximately $20,000. In addition, the introduction of a new product in engineering and a change in the mix of sales in that area resulted in an increase of approximately $47,000 in royalty expense. However, if volume increases or if we enter into new agreement or modify existing agreements, the actual royalty payments in 2006 under these agreements may be either higher or lower than they were in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include normal corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses in 2005 were higher than they were in 2004, primarily due to the costs of being a public company. These additional costs were approximately $320,000. The 2004 amount includes a $92,000 payment to terminate a lease in California that we had inherited in the VEC acquisition. The other major component of the increase in general and administrative costs are salaries and related costs due to additional marketing efforts of approximately $102,000 and the additional cost associated with hiring a full time chief financial officer of approximately $78,000. We anticipate that general and administrative expenses inclusive of additional costs related to acquisitions will increase in 2006 as a result of increased marketing and product development costs.

DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses were lower in 2005 than they were in 2004. The decrease is attributable to the fact that many of our older assets are fully depreciated. We have also begun to amortize the capitalized costs related to the Sarbanes-Oxley toolkit product and related course content. We expect our depreciation and amortization expenses on our current assets to decrease in 2006 as many of our older assets continue to become fully depreciated.

INCOME/LOSS FROM OPERATIONS

         For 2005 net income from operations was $456,000 compared to $739,000 in 2004. Although our sales have increased, costs related to being a public company of approximately $ 400,000 resulted in reduced operating income.

OTHER EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The increase in our net interest income is due primarily to our investing the proceeds of initial public offering. As of the end of 2005 we have repaid all of our outstanding indebtedness, other than capital lease obligations.

NET INCOME AND LOSS

         For 2005, we recorded a net profit of $669,000 compared to $711,000 for 2004. The decrease in net income is primarily due to the increased costs attributable to our being a public company.

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

         Our working capital as of December 31, 2005 was approximately $4.3 million compared to a $3.4 million working capital as of December 31, 2004. The increase is attributable to positive cash flow from operations and earnings. Our current ratio at December 31, 2005 is 2.02 to 1. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.7 million at December 31, 2005, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

         For the year ended December 31, 2005, net cash generated by operating activities was approximately $1.2 million and we had a net increase in cash of $5.7 million, of which $5 million was a result of converting securities available-for-sale into money market funds at year-end. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

         Capital expenditures for the year ended December 31, 2005 were approximately $206,000, of which $149,000 consisted of equipment purchases and $58,000 in capitalizing the cost of producing various Working Value courses. Although we are constantly upgrading our technology, we do not anticipate any significant increase in capital expenditures relating to equipment purchases over the next 12 months.

         For the year ended December 31, 2005 we made debt principal payments of approximately $56,000. We used $491,000 from the proceeds of our initial public offering to fully repay the outstanding balances on all of our existing indebtedness other than capital leases in 2004. At year-end, our total indebtedness for borrowed money, including capital lease financings, was approximately $ 63,000, which consisted of the following:

     o EQUIPMENT LEASING. At December 31, 2005, the balance on all existing equipment leases was $64,000. In 2003 we leased $118,000 of new computer and video equipment, through IDB Leasing. One lease has a 48-month term, an imputed interest rate of 7.0% and monthly payments of $2,055. The second lease has a 36-month term, an imputed interest rate of 7.5% and monthly payments of $996. In January 2004 we entered into an additional capital lease obligation of $10,000 with IDB Leasing. This lease has a term of 36 months and an imputed interest rate of 6.05%. The total amount due IDB Leasing at year-end was $44,000.

     o EQUIPMENT PURCHASES. At December 31, 2005, we had an outstanding balance of $19,000 on a loan relating to a vehicle we purchased in August 2004. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment, less any applicable expenses, at the end of the term.

         In addition to the foregoing, as of December 31, 2005 we had commitments under the lease for executive offices in Hawthorne, New York and the Working Values executive offices in Sharon, Massachusetts aggregating $1.8 million through February 2010. The Sharon lease was renewed effective March 1, 2006 at a monthly rent of $1525. Finally, in connection with our acquisition of the Working Values assets, the seller was entitled to receive up to $200,000 of additional consideration if Working Values attains specific performance objectives during the two-year period following the acquisition. Upon the expiration of the two year period, none of this contingent consideration had been earned.

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

         In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. We do not believe there will be a significant impact as a result of adopting this statement.

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

         In 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" which applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement. FASB 154 requires a retrospective application to new accounting pronouncements. FASB 154 is effective for all fiscal years ending after December 15, 2005. We do not believe that it is currently affected by this pronouncement.

ITEM 7.  FINANCIAL STATEMENTS

         See the index to Financial Statements below, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective November 22, 2004, we dismissed McGladrey & Pullen, LLP ("M&P"), which had previously served as our independent accountants. As of November 23, 2004 we engaged Holtz Rubenstein Reminick LLP ("Holtz") as our new independent accountants. Our Audit Committee recommended that we change audit firms, directed the process of review of candidate firms to replace M&P and made the final decision to engage Holtz.

         There were no disagreements with M&P or occurrence of any event described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

       a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

         b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to our directors and executive officers that is responsive to Item 9 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our website at WWW.SMARTPROS.COM and is filed as Exhibit
14.1 to this report.

ITEM 10. EXECUTIVE COMPENSATION

         Information relating to our directors and executive officers that is responsive to Item 10 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information relating to our directors and executive officers that is responsive to Item 11 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 13. EXHIBITS

                  EXHIBITS:

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------

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

21.1              Subsidiaries*

23.1              Consent of Holtz Rubenstein Reminick LLP*

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

-----------

         NOTES TO EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information that is responsive to Item 14 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SmartPros Ltd.


                                             By:  /s/ ALLEN S. GREENE
                                                  ------------------------------
                                                  Allen S. Greene,
                                                  Chief Executive Officer

Date:    March 27, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2006.

                      SIGNATURE                               TITLE
                      ---------                               -----

Principal Executive Officer

         /s/ ALLEN S. GREENE                  Chief Executive Officer and Vice
         -------------------------------      Chairman of the Board of Directors
             Allen S. Greene


Principal Financial Officer

         /s/  STANLEY P. WIRTHEIM             Chief Financial Officer
         -------------------------------
              Stanley P. Wirtheim


Directors

         /s/  ALLEN S. GREENE                 Chairman of the Board of Directors
         -------------------------------
              Allen S. Greene


         /s/  JOHN J. GORMAN                  Director
         -------------------------------
              John J. Gorman


         /s/  JACK FINGERHUT                  Director
         -------------------------------
              Jack Fingerhut


         /s/  BRUCE JUDSON                    Director
         -------------------------------
              Bruce Judson


         /s/  MARTIN H. LAGER                 Director
         -------------------------------
              Martin H. Lager


         /s/  JOSHUA A. WEINREICH             Director
         -------------------------------
              Joshua A. Weinreich

                                                   SMARTPROS LTD. AND SUBSIDIARY
================================================================================
                                                REPORT ON AUDITS OF CONSOLIDATED
                                                            FINANCIAL STATEMENTS

                                                      DECEMBER 31, 2005 AND 2004

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004                                    PAGES
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm                  F-1

  Consolidated Balance Sheet                                               F-2

  Consolidated Statements of Operations                                    F-3

  Consolidated Statement of Stockholders' Equity (Deficiency)              F-4

  Consolidated Statements of Cash Flows                                    F-5

  Notes to Consolidated Financial Statements                        F-6 - F-16





================================================================================

                                 FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SmartPros Ltd. and Subsidiary

We have audited the accompanying consolidated balance sheet of SmartPros Ltd. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the two years ended December 31, 2005 and 2004. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



Melville, New York
February 24, 2006

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
================================================================================
DECEMBER 31, 2005
--------------------------------------------------------------------------------
Assets

Current Assets:
   Cash and cash equivalents                                                            $ 7,505,691
   Accounts receivable, net of allowance for
     doubtful accounts of $40,429                                                           777,122
Prepaid expenses and other current assets                                                   254,176
                                                                                 -------------------
Total Current Assets                                                                      8,536,989
                                                                                 -------------------
Property and Equipment, net
Goodwill                                                                                    493,604
Other Intangibles, net                                                                       53,434
Other Assets - Restricted Cash                                                            2,158,593
Total Assets                                                                                150,000
                                                                                 -------------------
                                                                                       $ 11,392,620
                                                                                 ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable
   Accrued expenses                                                                       $ 228,629
   Current portion of capital lease and equipment financing obligations                     277,159
   Deferred revenue                                                                          38,148
Total Current Liabilities                                                                 3,689,486
                                                                                 -------------------
                                                                                          4,233,422
                                                                                 -------------------
Long-Term Liabilities:
   Capital lease and equipment financing obligations
   Other liabilities                                                                         25,992
Total Long-Term Liabilities                                                                 160,193
                                                                                 -------------------
                                                                                            186,185
                                                                                 -------------------
Commitments and Contingencies

Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares,
     0 shares issued and outstanding                                                              -
   Common stock, $.0001 par value, authorized 30,000,000 shares,
     5,140,545 issued and 5,035,716 outstanding                                                 514
Additional paid-in-capital                                                               16,418,034
Accumulated deficit                                                                      (8,785,935)
                                                                                 -------------------
   Common stock in treasury, at cost - 109,731 shares                                     7,632,613
   Deferred compensation                                                                   (384,600)
   Note receivable from stockholder                                                         (75,000)
Total Stockholders' Equity                                                                 (200,000)
                                                                                 -------------------
Total Liabilities and Stockholders' Equity                                                6,973,013
                                                                                 -------------------
                                                                                       $ 11,392,620
                                                                                 ===================


================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-2

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
========================================================================================
YEARS ENDED DECEMBER 31,                                   2005                2004
----------------------------------------------------------------------------------------
Net Revenues                                        $  10,430,210     $    10,150,738
Cost of Revenues                                        4,161,939           4,002,738
                                                   -------------------------------------
Gross Profit                                            6,268,271           6,148,000
                                                   -------------------------------------
Operating Expenses:
  Selling, general and administrative                   5,231,101           4,692,748
  Depreciation and amortization                           580,991             716,378
                                                   -------------------------------------
                                                        5,812,092           5,409,126
                                                   -------------------------------------
Operating Income                                          456,179             738,874
                                                   -------------------------------------
Other Income (Expense):
  Interest income                                         220,805               37,802
  Interest expense                                         (8,017)             (65,307)
                                                   -------------------------------------
                                                          212,788              (27,505)
                                                   -------------------------------------
Provision for Income Taxes                                      -                    -
                                                   -------------------------------------
Net Income                                          $       668,967   $         711,369
                                                   =====================================
Net Income Per Common Share:
  Basic net income per common share                 $          0.13   $            0.23
                                                   =====================================
  Diluted net income per common share               $          0.13   $            0.23
                                                   =====================================
Weighted Average Number of Shares Outstanding
  Basic                                                   5,082,359           3,086,359
                                                   =====================================
Diluted                                                   5,111,158           3,119,322
                                                   =====================================



================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-3

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                           Common Stock          Preferred Stock     Additional
                                                       ------------------      ------------------      Paid-in
                                                         Shares     Amount      Shares    Amount       Capital
                                                       -----------------------------------------------------------
Balance, January 1, 2004                                2,638,484     $ 264      14,979      $ 15   $ 10,213,459
Conversion of Preferred Shares                            619,522        62     (14,979)      (15)           (47)
Common Stock Issued Through Public Offering             1,800,000       180           -         -      6,024,091
Common Stock Issued for Services                           42,539         4           -         -             (4)
Restricted Common Stock Granted to Officer                 40,000         4           -         -        169,996
Amortization of Deferred Compensation                           -         -           -         -              -
Net Income                                                      -         -           -         -              -
                                                       -----------------------------------------------------------
Balance, December 31, 2004                              5,140,545       514           -         -     16,407,495

Common Stock Issued by Exercise of Options                  4,902         -           -         -         10,539
Purchase of Treasury Shares (51,725)                            -         -           -         -              -
Amortization of Deferred Compensation                           -         -           -         -              -
Net Income                                                      -         -           -         -              -
                                                       -----------------------------------------------------------
Balance, December 31, 2005                              5,145,447     $ 514           -       $ -   $ 16,418,034
                                                       ===========================================================


                                                                         Receivable                       Total
                                            Accumulated    Deferred         from      Treasury         Stockholders'
                                             Deficit     Compensation   Stockholder     Stock       Equity (Deficiency)
                                            -------------------------------------------------------------------------
Balance, January 1, 2004                    $ (10,166,271)   $       -  $ (200,000)  $ (220,000)       $ (372,533)
Conversion of Preferred Shares                          -            -           -            -                 -
Common Stock Issued Through Public Offering             -            -           -            -         6,024,271
Common Stock Issued for Services                        -            -           -            -                 -
Restricted Common Stock Granted to Officer              -     (170,000)          -            -                 -
Amortization of Deferred Compensation                   -       42,500           -            -            42,500
Net Income                                        711,369            -           -            -           711,369
                                            ------------------------------------------------------------------------
Balance, December 31, 2004                     (9,454,902)    (127,500)   (200,000)    (220,000)        6,405,607

Common Stock Issued by Exercise of Options              -            -           -            -            10,539
Purchase of Treasury Shares (51,725)                    -            -           -     (164,600)         (164,600)
Amortization of Deferred Compensation                   -       52,500           -            -            52,500
Net Income                                        668,967            -           -            -           668,967
                                             -----------------------------------------------------------------------
Balance, December 31, 2005                   $ (8,785,935)   $ (75,000) $ (200,000)$   (384,600)      $ 6,973,013
                                             =======================================================================




================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-4

                                                   SMARTPROS LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
=======================================================================================================================
YEARS ENDED DECEMBER 31,                                                               2005             2004
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                                       $ 668,967          $ 711,369
                                                                                --------------------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                  580,991            716,378
      Bad debts                                                                      (30,571)             6,532
      Stock compensation                                                              52,500             42,500
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets:
          Accounts receivable                                                        238,708           (329,423)
          Prepaid expenses and other current assets                                  (78,906)           (46,690)
          Other assets                                                                17,196              9,369
        (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses                                     (227,072)          (350,080)
          Deferred revenue                                                           (51,980)           326,242
          Other liabilities                                                           (4,714)            18,558
                                                                                --------------------------------------
  Total adjustments                                                                   496,152            393,386
                                                                                --------------------------------------
Net Cash Provided by Operating Activities                                           1,165,119          1,104,755
                                                                                --------------------------------------
Cash Flows from Investing Activities:
  Investment in securities available-for-sale                                       5,000,000         (5,000,000)
  Acquisition of property and equipment                                              (148,526)          (115,316)
  Capitalized course costs                                                            (57,833)                 -
  Cash paid for business acquisition                                                        -             (3,500)
                                                                                --------------------------------------
Net Cash Provided by (Used in) Investing Activities                                  4,793,641         (5,118,816)
                                                                                --------------------------------------
Cash Flows from Financing Activities:
  Purchase of treasury shares                                                        (164,600)                 -
  Payments on note payable - treasury stock                                                 -            (60,000)
  Proceeds from issuance of long-term debt                                                  -             23,582
  Net proceeds from issuance of common stock                                           10,539          6,024,271
  Payments on long-term debt                                                                -           (683,003)
  Payments under capital lease obligations                                            (55,999)           (80,791)
                                                                                --------------------------------------
Net Cash (Used in) Provided by Financing Activities                                  (210,060)         5,224,059
                                                                                --------------------------------------
Net Increase in Cash and Cash Equivalents                                           5,748,700          1,209,998
Cash and Cash Equivalents, beginning of year                                        1,756,991            546,993
                                                                                --------------------------------------
Cash and Cash Equivalents, end of year                                            $ 7,505,691        $ 1,756,991
                                                                                ======================================
Supplemental Disclosure:
  Cash paid for interest                                                          $     8,017        $    65,307
                                                                                ======================================
Supplemental Disclosure of NonCash Investing and Financing Activities:
  Common stock issued in exchange for note receivable                             $         -        $   170,000
                                                                                ======================================
  Equipment purchased under capital leases                                        $         -        $    10,135
                                                                                ======================================




================================================================================
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-5

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         BASIS  OF  PRESENTATION  - The  consolidated  financial  statements  of
         SmartPros include the accounts of SmartPros and its wholly-owned subsidiary, Working Values. All significant intercompany balances and transactions have been eliminated.

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

         COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2005 and 2004, there were no such adjustments required.

         CASH AND CASH EQUIVALENTS - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate market value.

         INVESTMENTS - The Company has established a policy to invest proceeds from its public offering in AAA-rated bonds with short-term maturities or money market funds. The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2005, the Company had no short-term investments. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity.

================================================================================
                                                                             F-6

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations. For the years ended December 31, 2005 and 2004, the Company had no unrealized gains or losses on available-for-sale securities.

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

         SHIPPING AND HANDLING COSTS - The Company has included freight-out as a component of cost of goods sold for the years ended December 31, 2005 and 2004.

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

         LONG-LIVED ASSETS - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. SFAS No. 144 requires, among other things, that the Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the asset is reduced by the estimated shortfall of cash flows. The Company believes that none of the Company's long-lived assets were impaired.

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

================================================================================
                                                                             F-7

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         CAPITALIZED COURSE COSTS - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. Other course costs incurred in connection with any of the monthly subscription products or custom work are charged to expense as incurred. At December 31, 2005, the Company capitalized the cost of its Sarbanes-Oxley Toolkit and related course developments in the amount of $239,149. At December 31, 2005, the Company has included these capitalized course costs in intangible assets, net of accumulated amortization of $120,878. The capitalized course costs are being amortized over a period of three years.

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

         NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants.

         The reconciliation for the years ended December 31, 2005 and 2004 is as follows:

         YEARS ENDED DECEMBER 31,                                        2005               2004
         -------------------------------------------------------- ------------------- ------------------
         Weighted Average Number of Shares Outstanding            $       5,082,359   $       3,086,359
         Effect of Dilutive Securities, common stock equivalents             28,799              32,963
                                                                  ------------------- ------------------
         Weighted Average Number of Shares Outstanding, used for
           computing diluted earnings per share                   $       5,111,158   $       3,119,322
                                                                  =================== ==================


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

         The following table illustrates the effect on net income (loss) per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation":

         YEARS ENDED DECEMBER 31,                                    2005               2004
         ------------------------------------------------------------------------ ------------------
         Net Income, as reported                              $         668,967   $         711,369
         Deduct Stock-Based Compensation Expense Determined
           Under Fair Value-Based Method                                (43,969)           (165,362)
                                                              ------------------- ------------------
         Pro Forma Net Income                                 $         624,998   $         546,007
                                                              =================== ==================

         Basic Income Per Share, as reported                                 .13                 .23
                                                              =================== ==================
                                                              =================== ==================
         Basic Income Per Share, pro forma                                   .12                 .18
                                                              =================== ==================
                                                              =================== ==================
         Diluted Income Per Share, as reported                               .13                 .23
                                                              =================== ==================
                                                              =================== ==================
         Diluted Income Per Share, pro forma                                 .12                 .18
                                                              =================== ==================


================================================================================
                                                                             F-8

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         The fair value of options granted in 2005 and 2004 was estimated on the date of grant using the Black-Scholes Option Pricing model with an average assumed risk-free interest rate of 4.0% to 4.4%, an average expected life of 10 years, an expected volatility of 32.5% and the assumption that no dividends will be paid. The weighted average fair value per option of options granted during 2005 and 2004 was $1.96 and $1.40, respectively.

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

         NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

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

         In 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" which applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement. FASB 154 requires a retrospective application to new accounting pronouncements. FASB 154 is effective for all fiscal years ending after December 15, 2005. The company does not believe that it is currently affected by this pronouncement.

         ADVERTISING - Advertising is expensed as incurred and was approximately $64,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively.

================================================================================
                                                                             F-9

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

     2.  ACQUISITIONS

         In April 2003, the Company, through its newly-formed, wholly-owned subsidiary, Working Values, acquired course content and intangible assets from The Working Values Group Ltd. (a Massachusetts corporation). The results of operations for Working Values are included herein beginning from the acquisition date of April 1, 2003. The purchase price for the acquired assets was $104,950. As part of the purchase price, the seller was entitled to receive up to $200,000 as additional consideration based on achieving certain net profits through April 2005. No such contingent consideration was earned.

     3.  PROPERTY AND EQUIPMENT

         The components of property and equipment are as follows:

         DECEMBER 31, 2005
         -------------------------------------- ------------------
         Furniture, Fixtures and Equipment      $       3,238,001
         Leasehold Improvements                           182,549
                                                ------------------
                                                        3,420,550
         Less Accumulated Depreciation                  2,926,946
                                                ------------------
                                                $         493,604
                                                ==================

         Depreciation expense for the years ended December 31, 2005 and 2004 were approximately $199,000 and $361,000, respectively. At December 31, 2005, property and equipment included assets that were acquired under capitalized leases of approximately $155,000 and accumulated depreciation of approximately $75,000.

     4.  GOODWILL AND INTANGIBLE ASSETS

         The components of intangible assets for December 31, 2005 are as follows:

                                                                    Accumulated         Carrying
                                                     Cost           Amortization           Value
                                               ------------------ ------------------ ------------------
        Sarbanes-Oxley Toolkit                 $       239,149    $         120,878  $        118,271
        Evergreen Client List                            3,500                  700             2,800
        Engineering Courses                          2,766,837            1,863,279           903,558
        Rights to CPA Report ("CPAR")                1,700,000            1,105,014           594,986
                                               ------------------ ------------------ ------------------
                                                     4,709,486            3,089,871         1,619,615
        P2N:
          Trade names                                  200,000               40,000           160,000
          Courses                                      200,000               90,000           110,000
          Technology documentation                     150,000              105,000            45,000
          Customer database                            100,000               45,000            55,000
          Other                                        187,504               95,976            91,528
                                               ------------------ ------------------ ------------------
        Total P2N                                      837,504              375,976           461,528
                                               ------------------ ------------------ ------------------

        Working Values:
          Course content                                50,000               25,000            25,000
          Trademarks                                    10,000                    -            10,000
          Client list, domain names and other           44,950                2,500            42,450
                                               ------------------ ------------------ ------------------
                                                       104,950               27,500            77,450
                                               ------------------ ------------------ ------------------
                                               $     5,651,940    $       3,493,347  $      2,158,593
                                               ================== ================== ==================


================================================================================
                                                                            F-10

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         The aggregate amortization expense for each of the years ended December 31, 2005 and 2004 was approximately $382,000.

         Estimated amortization expense for the five years subsequent to December 31, 2005 is as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------------- ------------------
         2006                            $         421,000
         2007                                      360,000
         2008                                      354,000
         2009                                      237,000
         2010                                      152,000

         The following table presents the changes in the carrying amount of goodwill and other intangibles during the year ended December 31, 2005:

                                                                   Other
                                               Goodwill          Intangibles
         --------------------------------- ------------------ ------------------

         Balance, January 1, 2004         $          53,434  $       2,679,503
         Amortization Expense                              -           (381,893)
         Goodwill and Intangibles Acquired                 -            184,818
                                          ------------------ -------------------
         Balance, December 31, 2004                   53,434          2,482,653
         Amortization Expense                              -           (381,683)
         Goodwill and Intangibles Acquired                 -             57,833
                                          ------------------ -------------------
         Balance, December 31, 2005       $          53,434  $       2,158,593
                                          ================== ===================

     5.  CAPITAL LEASE AND EQUIPMENT FINANCING OBLIGATIONS

         In August 2004, the Company financed the purchase of a van with a thirty-six month loan requiring monthly payments of $358 and a balloon payment of $13,864. Interest on the loan is 4.99% per annum. The holder of the loan has guaranteed to repurchase the van at the end of the loan for $13,864, less any additional charges.

         The Company is obligated under capital leases for the acquisition of office and video production equipment. The interest rates on these leases vary between 6.0% and 7.1% per annum. The minimum annual payments and present values of these payments as of December 31, 2005 are as follows:

         2006                                $          40,863
         2007                                           26,649
                                             ------------------
                                                        67,512
         Less Amount Representing Interest               3,372
                                             ------------------
                                                        64,140
         Less Current Portion                           38,148
                                             ------------------
                                             $          25,992
                                             ==================

     6.  INCOME TAXES

         At December 31, 2005, the Company has net deferred tax assets of approximately $2,720,000, primarily resulting from the future tax benefit of net operating loss carryforwards. Such net deferred tax assets are fully offset by valuation allowances because of the uncertainty as to their future realizability. The net valuation allowance decreased by approximately $97,000 for the year ended December 31, 2005. Realization of deferred tax assets depends on sufficient future taxable income during the period that

================================================================================
                                                                            F-11

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2005, the Company has net operating loss carryforwards available to offset future taxable income of approximately $8,000,000, which expire in 2023.

         The components of income tax expense consist of the following:

         YEARS ENDED DECEMBER 31,                                        2005                2004
         -------------------------------------------------------- ------------------- -------------------
         Current Income Tax Expenses:
           Federal                                                $               -   $               -
           State                                                                  -                   -
                                                                  ------------------- -------------------
         Current Tax Expense                                      $               -   $               -
                                                                  =================== ===================

         Deferred Tax Expense (Benefit) Arising from:
           Excess of financial over tax accounting depreciation   $          80,000   $         130,000
           Net operating loss carryforwards                                (400,000)           (227,000)
           Valuation allowance                                              320,000              97,000
                                                                  ------------------- -------------------
         Net Deferred Tax Expense                                 $               -   $               -
                                                                  =================== ===================


         Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

         A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                            2005               2004
         ------------------------------------------- ------------------- ------------------
         U.S. Federal Statutory Income Tax Rate                34.0%               34.0%
         State Income Tax, net of federal benefits              7.5%                7.5%
         Valuation Allowance                                  (41.5)%             (41.5)%
                                                     ------------------- ------------------
         Income Tax Expense                                         -%                 -%
                                                     =================== ==================


         The temporary differences and carryforwards gave rise to the following deferred tax asset at December 31, 2005:

         Depreciation and Amortization                $         130,000
         NOL Carryforward                                     2,720,000
         Valuation Allowance                                 (2,850,000)
                                                      -------------------
                                                      $               -
                                                      ===================

     7.  CONVERTIBLE PREFERRED STOCK

         From November 2001 through March 2002, the Company sold an aggregate of 14,979 shares of its Series A Convertible Preferred Stock (the
         "Convertible Preferred Stock"). In October 2004, the Convertible Preferred Stock automatically converted into 619,522 shares of Common Stock immediately before the closing of the initial public offering.

         In February 2002, the Company sold 2,000 shares of its Convertible Preferred Stock to its president. The entire purchase price for those shares, $200,000, was evidenced by a promissory note from the purchaser. The entire principal balance of the note and all accrued interest, calculated at 5.5% per annum, is due and payable on February 14, 2007. The note is collateralized by 124,079 shares of Common Stock owned by the president of the Company.

================================================================================
                                                                            F-12

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         In 2005, 4,902 options were exercised at a price of $2.15 per share.

         In November 2005, the Company's board of directors authorized the expenditure of up to $750,000 for the repurchase of common stock commencing December 1, 2005 and ending December 1, 2006. In December 2005 the Company purchased 51,725 shares at a cost of $165,000.

         At December  31, 2005,  warrants  covering  1,195,000  shares of Common
         Stock were outstanding, which include the shares of Common Stock underlying the warrants, the Underwriter's Warrant and the warrants described in the preceding paragraph.

     9.  STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan (the "Plan"), as amended, provides for the grant of incentive or non-qualified stock options and restricted stock awards for the purchase of up to 882,319 shares of Common Stock to employees, directors and consultants. Prior to the Company's initial public offering the Plan was administered by the Board of Directors. Since the initial public offering, the Plan is being administered by

================================================================================
                                                                            F-13

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         the Compensation Committee established by the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares and vesting provisions. During 2005, 4902 options were exercised at a price of $2.15. In addition 6,884 options at prices ranging between $2.15 and $5.32 were cancelled and 692 options priced at $16.44 expired. The Company also issued 10,000 options to a board member at an exercise price of $4.00, issued 15,000 options to another board member at an exercise price of $3.44 and issued 4,500 options to various employees at an exercise price of $4.15. Options issued in 2005 expire in ten years, with 25% vesting immediately and the remainder vesting equally over the following three years. At December 31, 2005, options covering 406,531 shares of common stock were outstanding and 470,886 shares of common stock remain available for future grants under the Plan.

         A summary of all stock option activity for the years ended December 31, 2005 and 2004 is as follows:

                                                                                      Weighted
                                               Number             Exercise            Average
                                             of Options            Price           Exercise Price
         -------------------------------- ------------------ ------------------- -------------------
         Outstanding, January 1, 2004               377,441      $2.15 - $32.13  $          4.75
         Options Granted                             22,925                4.27             4.27
         Options Cancelled                          (10,857)               5.32             5.32
                                          ------------------ ------------------- -------------------
         Outstanding, December 31, 2004             389,509        2.15 - 32.13             4.72
                                          ------------------ ------------------- -------------------
         Options Granted                             29,500         3.44 - 4.00             3.74
         Options Cancelled                           (6,884)        2.15 - 5.32             4.67
         Options Expired                               (692)              16.44            16.44
         Options Exercised                           (4,902)               2.15             2.15
                                          ------------------ ------------------- -------------------
         Outstanding, December 31, 2005             406,531      $2.15 - $32.13  $          4.67
                                          ================== =================== ===================
         Exercisable, December 31, 2005             357,490      $2.15 - $32.13  $          4.71
                                          ================== =================== ===================


                                              Options Outstanding                                 Options Exercisable
                            ---------------------------------------------------------    --------------------------------------
                                                    Weighted                                                     Weighted
                                                     Average           Weighted                                  Average
                                                    Remaining           Average                                 Remaining
                                  Number           Contractual         Exercise               Number           Contractual
         Exercise Price        Outstanding        Life (Years)           Price              Exercisable        Life (Years)
         ------------------ ------------------- ------------------ ------------------    ------------------ -------------------
         $ 2.15                      48,880             3.5        $            2.15              48,880               3.5
         $ 2.42                      25,850             6.1                     2.42              25,850               6.1
         $ 3.44                      15,000             9.8                     3.44               3,750               9.8
         $ 4.00                      10,000             9.4                     4.00               2,500               9.4
         $ 4.15                       4,500             9.6                     4.15               1,124               9.6
         $ 4.27                      20,225             8.8                     4.27              10,111               8.8
         $ 5.32                     279,684             5.6                     5.32             262,883               5.6
         $ 8.32                         773             4.1                     8.32                 773               4.1
         $ 21.41                      1,245             3.5                    21.41               1,245               3.5
         $ 32.13                        374             3.5                    32.13                 374               3.5
                            ------------------- ------------------ ------------------ -- ------------------ -------------------
                                    406,531             6.3        $            4.67 $           357,490               5.8
                            =================== ================== ================== == ================== ===================


================================================================================
                                                                            F-14

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

    10.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space and production and warehouse facilities in Hawthorne, New York and Sharon, Massachusetts. Future minimum lease payments are as follows:

         YEARS ENDING DECEMBER 31,
         ---------------------------------------------------- ------------------

         2006                                                 $         361,200
         2007                                                           357,000
         2008                                                           357,000
         2009                                                           357,000
         2010                                                            59,500
                                                             -------------------
                                                              $       1,491,700
                                                             ===================

         Deferred rent credit of approximately $160,000 is included in other long-term liabilities in the accompanying balance sheet results from rent reductions provided for at the inception of the Hawthorne, New York lease. Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2005 and 2004 was approximately $355,000 and $366,000, respectively.

         The Company arranged for a $150,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $150,000 certificate of deposit to the bank issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

         EMPLOYMENT AGREEMENTS - The Company has employment agreements with its chief executive officer, its president, its senior executive vice president, its chief financial officer, its chief technology officer and the president of Working Values. The employment agreement with the Company's chief executive officer was signed in May 2004 and is for a term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term unless either party gives notice of their intent not to renew before the end of the first year of each three-year term. The chief financial officer's agreement was executed in June 2005 and expires June 2008. The employment agreement with the senior executive vice-president was renewed on October 1, 2005 for a period of three years and the chief technology officer's agreement was entered into at the same date for a period of two years. Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company's Board of Directors. Under certain agreements, if the Company terminates any executive's employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits. The employment agreement with the president of Working Values provides for performance and other bonuses if the Company reaches certain income levels. To date, no amounts have been paid or accrued in connection with this provision.

         In January 2006, the Company's president tendered his resignation as both a corporate officer and director effective March 1, 2006. He will remain a corporate employee through the termination date of his contract, which is March 31, 2006. At that time, the Company's senior executive vice-president was named to replace him on March 1, 2006.

         At  December  31,  2005,  the  aggregate   commitment  under  the  four
         employment agreements, exclusive of the president's was approximately $730,000.

         LITIGATION - The Company is a party to litigation arising in the normal course of its business operations. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

================================================================================
                                                                            F-15

                                                   SMARTPROS LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

    11.  RESTRUCTURING CHARGE

         The Company closed its California technology center in August 2001. At the time, the Company evaluated the costs to be incurred with respect to the closure of the facility to be $245,883. The Company subsequently sub-leased the space and in 2004, pursuant to the terms of the lease paid a $92,000 lease termination fee.

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

    13.  SUBSEQUENT EVENTS

         In February 2006, the Company entered into an agreement to purchase substantially all of the assets of Sage Group International Inc. ("Sage") for $225,000. Sage's primary business is the sale of a series of training courses designed for the banking industry. In addition, the president of Sage will become an employee of the Company.

         The Company also entered into an agreement in February 2006, through a wholly-owned subsidiary, to acquire substantially all of the assets and the assumption of certain liabilities of Skye Multimedia, Inc. ("Skye") for approximately $520,000. Skye is engaged in the production of training programs primarily for the pharmaceutical industry. The current owners of Skye are entitled to an additional payment based on the average earnings of the unit between March 1, 2006 and December 31, 2008, less certain adjustments for use of capital and other costs. In no event shall the total additional payments exceed $1,200,000. At least 50% of the additional payment must be paid in cash. The remaining amount can be paid in either cash or the Company's common stock at the sole discretion of the Company. If the additional purchase price is paid partly in stock, then the price of the stock shall be determined by the average price for the twenty business day period subsequent to December 31, 2008. In addition, the current president of Skye entered into an employment agreement with the Company.


================================================================================
                                                                            F-16