Form 10QSB
period 2006-03-31
SmartPros Ltd.
filed 2006-05-15
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

                                 Yes | | No |x|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2006, there were 5,060,274 shares of common stock outstanding.


Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                                 March 31, 2006

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Balance Sheets - March 31, 2006 and December 31, 2005 (Audited)                                  3

                  Statements of Operations for the three-month periods ended March 31, 2006
                  and 2005                                                                                         4

                  Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005               5

                  Notes to Condensed Consolidated Financial Statements                                             6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                        10

         Item 3.  Controls and Procedures                                                                          16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      17

         Item 3.  Defaults Upon Senior Securities                                                                  17

         Item 4.  Submission of Matters to a Vote of Security Holders                                              18

         Item 5.  Other Information                                                                                18

         Item 6. Exhibits                                                                                          18

SIGNATURES                                                                                                         19

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to SmartPros Ltd., a Delaware corporation, and its predecessors.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      MARCH 31,         DECEMBER 31,
                                                                                                        2006                2005
                                                                                                    (UNAUDITED)          (AUDITED)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $ 6,882,373          $ 7,505,691
   Accounts receivable, net of allowance for doubtful accounts
      of $39,179 and $40,429                                                                          1,389,625              777,122
   Prepaid expenses and other current assets                                                            247,902              254,176
                                                                                                    --------------------------------
Total Current Assets                                                                                  8,519,900            8,536,989
                                                                                                    --------------------------------

Property and equipment, net                                                                             494,758              493,604
Goodwill                                                                                                 53,434               53,434
Other intangibles, net                                                                                2,549,244            2,158,593
Other Assets, including restricted cash of $150,000                                                     204,673              150,000
                                                                                                    --------------------------------
                                                                                                      3,302,109            2,855,631
                                                                                                    --------------------------------
Total Assets                                                                                        $11,822,009          $11,392,620
                                                                                                    ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                 $   256,619          $   228,629
   Accrued expenses                                                                                     171,889              277,159
   Current portion of capital lease and equipment financing obligations                                  34,595               38,148
   Deferred revenue                                                                                   4,004,103            3,689,486
                                                                                                    --------------------------------
Total Current Liabilities                                                                             4,467,206            4,233,422
                                                                                                    --------------------------------

Long-Term Liabilities:
   Capital lease and equipment financing obligations
                                                                                                         19,085               25,992
   Other liabilities                                                                                    140,165              160,193
                                                                                                    --------------------------------
Total Long-Term Liabilities                                                                             159,250              186,185
                                                                                                    --------------------------------

Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares, 0
        shares issued and outstanding                                                                       --                    --
                                                                                                    --------------------------------
   Common stock, $.0001 par value, authorized 30,000,000 shares, 5,170,005 issued and 5,060,274 outstanding at March 31, 2006 and 5,145,447 issued and 5,035,716 outstanding at December 31, 2005
                                                                                                            517                 514
   Additional paid-in capital                                                                        16,480,056          16,418,034
   Accumulated (deficit)                                                                             (8,635,920)         (8,785,935)
                                                                                                    --------------------------------
                                                                                                      7,844,653           7,632,613
   Common stock in treasury, at cost - 109,731 shares                                                  (384,600)           (384,600)
   Deferred compensation                                                                                (64,500)            (75,000)
   Note receivable from stockholder                                                                    (200,000)           (200,000)
                                                                                                    --------------------------------
Total Stockholders' Equity                                                                            7,195,553           6,973,013
                                                                                                    --------------------------------
Total Liabilities and Stockholders' Equity                                                          $11,822,009        $ 11,392,620
                                                                                                    ================================

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                             ---------------------------------------
                                                                                                 2006                       2005
------------------------------------------------------------------------------------------------------------------------------------

Net Revenues                                                                                 $ 2,533,579                $ 2,848,951
Cost of Revenues                                                                                 986,687                  1,082,709
                                                                                             --------------------------------------
   Gross Profit                                                                                1,546,892                  1,766,242
                                                                                             --------------------------------------

Operating Expenses:
   Selling, general and administrative                                                         1,367,679                  1,435,160
   Depreciation and amortization                                                                 148,071                    141,243
                                                                                             --------------------------------------
                                                                                               1,515,750                  1,576,403
                                                                                             --------------------------------------
   Operating Income                                                                               31,142                    189,839
                                                                                             --------------------------------------

Other Income (Expense):
   Interest income                                                                                73,460                     29,554
   Interest expense                                                                               (1,587)                    (3,301)
                                                                                             --------------------------------------
                                                                                                  71,873                     26,253
                                                                                             --------------------------------------

Income before benefit for income taxes                                                           103,015                    216,092

Income tax benefit                                                                               (47,000)                         --
                                                                                             --------------------------------------
Net Income                                                                                   $   150,015                $   216,092
                                                                                             ======================================

Net Income Per Common Share:
   Basic net income per common share                                                         $      0.03                $      0.04
                                                                                             ======================================

   Diluted net income per common share                                                       $      0.03                $      0.04
                                                                                             ======================================

Weighted Average Number of Shares Outstanding
   Basic                                                                                       5,040,900                  5,082,539
                                                                                             ======================================

   Diluted                                                                                     5,057,916                  5,117,294
                                                                                             ======================================


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                                (UNAUDITED)
                                                                                                     ------------------------------
                                                                                                          2006               2005
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                                           $   150,015        $   216,092
                                                                                                     ------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                      148,071            141,243
      Reduction in deferred compensation                                                                  10,500             21,000
      Stock compensation expense                                                                           9,226                  --
      Deferred income tax benefit                                                                        (50,000)                 --
   Changes in operating assets and liabilities: (Increase) decrease in operating assets:
         Accounts receivable                                                                            (346,444)           (83,266)
         Prepaid expenses and other current assets                                                         6,274             31,875
         Other assets                                                                                         --             17,196
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses                                                          (132,618)          (156,297)
         Deferred revenue                                                                                314,617             61,210
         Other liabilities                                                                               (20,028)            (1,089)
                                                                                                     ------------------------------
   Total adjustments                                                                                     (60,402)            31,872
                                                                                                     ------------------------------
Net Cash Provided by Operating Activities                                                                 89,613            247,964
                                                                                                     ------------------------------

Cash Flows from Investing Activities:
   Reduction in investment securities available-for-sale                                                      --           1,000,000
   Acquisition of property and equipment                                                                 (18,168)           (72,389)
   Capitalized course costs                                                                              (18,855)                --
   Cash paid for acquisitions                                                                           (718,247)                --
                                                                                                     ------------------------------
Net Cash (Used in) Provided by Investing Activities                                                     (755,270)           927,611
                                                                                                     ------------------------------

Cash Flows from Financing Activities:
   Exercise of stock options                                                                              52,799                 --
   Payments under capital lease obligations                                                              (10,460)           (16,068)
                                                                                                     ------------------------------
Net Cash Provided by (Used in) Financing Activities                                                       42,339            (16,068)
                                                                                                     ------------------------------

Net (Decrease) Increase in Cash and Cash equivalents                                                    (623,318)         1,159,507
Cash and Cash Equivalents, beginning of period                                                         7,505,691          1,756,991
                                                                                                     ------------------------------
Cash and Cash equivalents, end of period                                                             $ 6,882,373        $ 2,916,498
                                                                                                     ==============================

Supplemental Disclosure:
Cash paid for interest                                                                               $     1,587        $     3,301
                                                                                                     ==============================



--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 30, 2006. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, Working Values, Ltd and Skye Multimedia, Ltd., although in the latter case only as of March 1, 2006. All material inter-company accounts and transactions have been eliminated.

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company develops programs on governance, compliance and ethics for corporations. SmartPros also produces custom videos and rents out its studios. Finally, as a result of its acquisitions of Sage Online and Skye Multimedia in February 2006, the Company now also offers educational products for the banking and pharmaceutical industries.

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

         REVENUE RECOGNITION

         The Company recognizes revenues from its subscription services as earned. Video subscriptions are generally billed on an annual basis, while on-line subscriptions are paid by credit card at point of sale. Both of these types of sales are deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription, which is generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, such services are recognized as revenues after completion and delivery to the customer. Duplication and related services are

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts is assured.

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization period is three years. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. Included in other intangible assets at March 31, 2006, are capitalized course costs of $258,004, net of accumulated amortization of $140,807. In addition, as a result of the acquisition of Sage On-Line, the Company acquired an additional $220,000 of course costs which will be amortized over a three-year period as well.

         DEFERRED REVENUE

         Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a monthly, straight-line basis, as earned. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 17,016 and 34,755 for the three-month periods ended March 31, 2006 and 2005 respectively, include the Company's stock options and warrants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options covering up to 882,319 shares of common stock to employees, directors and consultants. As of March 31, 2006 there were 371,494 options outstanding, of which 317,716 are currently exercisable and 481,365 options are available for future grants. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner.

         Effective January 1, 2006, the grants under the Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

         Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

         While SFAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

         In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date of December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

         As a result of the adoption of SFAS No. 123(R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $9,200. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005 totaled $0.

         Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

         The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $1.20 and $0, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123(R) and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

         The assumptions made in calculating the fair values of options for the three month period ended March 31, 2006 is as follows:

              Contractual term (in years)                        10
              Expected volatility                                33%
              Expected dividend yield                             0%
              Risk-free interest rate                          4.75%
              Expected term (in years)                          5.5


         The following table addresses the additional disclosure requirements of SFAS No. 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                                                       THREE MONTHS ENDED
                                                                                         MARCH 31, 2005
                                                                                     ------------------------

Net income as reported                                                                    $    216,092
Add:  Stock-based compensation included in reported net income
Deduct:  Total stock-based compensation expense determined under fair
value-based method for all awards (no tax effect)                                               (7,606)
                                                                                          ------------
Pro forma net income                                                                      $    208,486
                                                                                          ============

Net income per share:
Basic - as reported                                                                       $        .04
                                                                                          ============
Basic  - pro forma                                                                        $        .04
                                                                                          ============

Diluted - as reported                                                                     $        .04
                                                                                          ============
Diluted - pro forma                                                                       $        .04
                                                                                          ============


         The Company granted 15,100 options under the Plan during the three months ended March 31, 2006 at exercise prices ranging from $3.00 per share to $3.05 per share and 24,558 options were exercised at a price of $2.15.

         The following table represents our stock options granted, exercised and forfeited during the first quarter of 2006:

                                                  WEIGHTED AVERAGE       WEIGHTED AVERAGE       AGGREGATE
                                  NUMBER OF        EXERCISE PRICE           REMAINING           INTRINSIC
       STOCK OPTIONS               SHARES             PER SHARE          CONTRACTUAL TERM         VALUE
----------------------------    --------------    ------------------    -------------------   ---------------
Outstanding at January 1,
2006                               406,531              $4.67                  5.8
Granted                             15,100              $3.03
Exercised                          (24,558)             $2.15
Forfeited/expired                  (25,579)             $5.25
                                --------------
Outstanding at March 31,
2006                               371,494              $4.73                  6.0               $58,062
                                ==============    ==================    ===================   ===============
Exercisable at March 31,
2006                               317,716              $4.85                  5.5               $53,227
                                ==============    ==================    ===================   ===============


         INCOME TAX EXPENSE

         Commencing January 1, 2006, the Company is recognizing the benefit of its deferred income tax asset available from its net operating loss carryforwards. This resulted in an estimated income of $50,000 for the quarter ended March 31, 2006, offset by an estimated accrual for corporate alternative minimum income tax of $3,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. CERTAIN STATEMENTS IN THIS DISCUSSION AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SEE THE "FORWARD LOOKING STATEMENT" IMMEDIATELY FOLLOWING THE TABLE OF CONTENTS. BECAUSE THIS DISCUSSION INVOLVES RISK AND UNCERTAINTIES, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

         We provide learning solutions for accounting/finance and engineering professionals. We also provide learning solutions and training materials for people who work in the banking and pharmaceutical industries. In addition, we also provide ethics and compliance training for the general corporate community. We commenced operations in 1981. Our initial product line was educational videos for accounting and finance professionals that were designed to meet the continuing professional education requirements of the various state licensing agencies and professional associations. Since then, we have gradually expanded our product offerings to address the ongoing educational needs of other professional groups and corporate executives.

         In 2000 we acquired Virtual Education Corporation, or VEC, a provider of license preparation and continuing professional development programs for engineers. In May 2001, we acquired substantially all of the assets of Pro2Net. In so doing, we acquired a library of "how to" accounting and finance programs to augment our existing accounting courses, a functional learning content management system that we could market with our programs, customer lists, trade names and computer hardware.

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

         In February 2006, we acquired substantially all of the operating assets and assumed certain liabilities of Skye Multimedia Inc. for approximately $520,000. In addition, the selling shareholders of Skye are entitled to an additional payment based on the average earnings of Skye between March 1, 2006 and December 31, 2008 less adjustments for use of capital and other costs. In no event will the total additional payment exceed $1.2 million. The additional payment may be paid 50% in cash and 50% in SmartPros common stock at our discretion. If the additional payment is paid partly in stock, the price of the stock will be determined by the average price for the twenty business days subsequent to December 31, 2008. Skye's sales for the year 2005 were in excess of $1 million. As a result, through our new subsidiary, Skye Multimedia Ltd, we develop custom interactive marketing and training applications for CD, DVD, Internet and learning management systems. Skye offers a broad range of services including content design, animation, audio/video production and application development. Skye's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries.

         Also in February 2006, we acquired substantially all of the operating assets and assumed certain liabilities from Sage International Group, Inc. As a result, we acquired a library of 58 nationally certified online training solutions for the banking, securities and insurance industries. We offer "off-the-shelf" courses and custom designed programs with delivery methods suited to the specific needs of our clients. Our customers include approximately half of the Fortune 500 companies and a large number of midsize and small companies.

         Initially, our accounting/finance programs were delivered on videotape. In 1998, we recognized that, to remain competitive, we would have to make our products available in digital format for distribution over the Internet and corporate intranets. Towards that end we hired information technology professionals to build a new media department that, among other things, would convert our programs to digital format for online delivery. Today, online subscription sales are the fastest growing part of our business. In addition, as part of the Pro2Net acquisition, we acquired a fully-developed learning management system. As a result, we were able to terminate a contract with a third party to develop a learning content management system, saving us approximately $2 million in development costs. Our ability to provide the value-added services represented by the learning management system is, we believe, key to our recent revenue growth and future success.

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

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. To date, we have used approximately $1.2 million of those proceeds; $500,000 to repay debt and $700,000 in connection with the acquisitions of Sage and Skye. We intend to use the remaining $4.8 million net proceeds from the offering and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as law, insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

         Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Both Working Values and Skye Multimedia recognize revenue on a proportional performance basis.

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

     STOCK-BASED COMPENSATION

         Effective January 1, 2006, we adopted SFAS No. 123R. As a result, compensation costs are now recognized for stock options granted to employees. Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         The following table compares our statement of operations data for the three months ended March 31, 2006 and 2005. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                                           THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------------------------------
                                                          2005                            2006
                                               ----------------------------   -----------------------------
                                                 AMOUNT         PERCENTAGE       AMOUNT          PERCENTAGE           CHANGE
                                               ------------    ------------   --------------    -----------        ------------

Net revenues                                  $ 2,848,951            100.0%    $ 2,533,579              100.0%           (11.1%)
Cost of revenues                                1,082,709             38.0%        986,687               38.9%            (8.9%)
                                              -----------      -----------     -----------        -----------
Gross profit                                    1,766,242             62.0%      1,546,892               61.1%           (12.4%)
                                              -----------      -----------     -----------        -----------
Selling, general and administrative             1,435,160             50.4%      1,367,679               54.0%            (4.7%)
Depreciation and amortization                     141,243              5.0%        148,071                5.8%            (4.8%)
                                              -----------      -----------     -----------        -----------
Total operating expenses                        1,576,403             55.4%      1,515,750               59.8%            (3.8%)
                                              -----------      -----------     -----------        -----------
Operating income                                  189,839             6.6 %         31,142                1.3%           (83.6%)
Other (expense), net                               26,253              .9 %         71,873                2.8%           173.9%
                                              -----------      -----------     -----------        -----------
Net income before income tax benefit              216,092              7.5%    $   103,015                4.1%           (52.3%)
Income tax benefit                                     --                          -47,000               -1.9%          100.00%
                                              -----------      -----------     -----------        -----------
Net income                                    $   216,092              7.5%    $   150,015                6.0%           (30.6%)
                                              -----------      -----------     -----------        -----------

     NET REVENUES

         Net revenues for the quarter ended March 31, 2006 decreased approximately $315,000 or 11.1% compared to net revenues for the three months ended March 31, 2005. This was primarily due to decreased revenues from our video production and technology divisions. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2006 period, net revenues from online sales accounted for approximately $687,000, or 27% of net revenues. In the 2005 period, net revenues from online sales accounted for $606,000, or 21% of net revenues.

         In the first quarter of 2006, net revenues from our accounting/finance and related products were $1.96 million or 77% of sales, compared to $2.05 million or 72% of sales in the comparable 2005 period. Sales of our subscription based products increased from $1.7 million in 2005 to $1.83 million in 2006. This increase is due to various factors, including converting a number of our existing video customers to our online services, partnering with more professional organizations and our continued marketing efforts to increase sales. Revenue from other projects in our accounting division, which are not subscription based decreased from $350,000 in 2005 to $131,000 in 2006. As in our technology and other areas these sales fluctuate from period to period are not indicative of any trends.

         Net revenues from sales of our engineering products, which are not subscription-based, were $216,000 in the first quarter of 2006 compared to $246,000 in the first quarter of 2005. This decrease is not indicative of any trends in this division, but is a result of timing differences in the placement of orders from certain customers.

         Net revenues from video production, duplication, consulting and e-commerce services for the first quarter of 2006 were $268,000 compared to $546,000 for the first quarter of 2005. This decrease is primarily attributable to the continual decline in our video duplication business, and a decline in the video production business as a result of a change in management in that department. We recently hired a new vice president of video production. In addition, we have included the results of our new subsidiary, Skye Multimedia Ltd. that began operations on March 1, 2006. Skye generated $60,000 in revenue for the quarter. Revenue from our consulting area declined as a result of the completion of large contracts in the first quarter of 2005. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

         For the first quarter of 2006, Working Values contributed $158,000 to net revenues compared to $70,000 in the first quarter of 2005. This income is derived primarily form custom consulting work. We acquired Working Values in 2003 with the intent of developing off-the-shelf ethics training course content for the general corporate market that we could either license or sell on a subscription basis. Initially, Working Values primary focus was on developing customized products for specific clients. Beginning in the second quarter of 2005, Working Values renewed its focus on developing and licensing standardized training modules. Working Values released its first courses in the first quarter of 2006.

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

         Compared to the first quarter of 2005, cost of revenues in the first quarter of 2006 decreased by $96,000. The decrease was primarily attributable to both reduced personnel and sub-contracted labor costs related to various projects in the technology department. Costs of revenues for the 2006 period included approximately $10,000 of costs directly related to developing Working Values' ethics courses and approximately $18,000 related to integrating Sage's banking courses into our technology systems. Of the latter amount, $10,000 are personnel costs and $8,000 reflect payments to third party consultants and other expenses. The expenses that showed the greatest variations from 2005 to 2006 and the reasons for those variations were as follows:

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $102,000. This decrease is directly related to the completion of a number of custom technology and video projects in 2005. The decrease in video production revenue also resulted in lower outside personnel costs. Direct production costs, are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, decreased $16,000. These variations are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense increased in the 2006 period compared to the 2005 period by $41,000. This increase is due to a growth of sales in our accounting products and the mix of products in the engineering area which have different royalty arrangements.

     o SALARIES. Overall, payroll and related costs attributable to production personnel decreased by $12,000. Although we have reduced salaries and related costs in our video production department by $47,000 as a result of decreased business, that savings is offset by the salaries in our new Skye subsidiary of approximately $31,000. There was a small increase in the combined areas of technology and Working Values of approximately $4,000.

     o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs decreased slightly by $6,000 from 2005 to 2006. This is a direct result of the shift from video to online delivery of our subscription products.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses in the first quarter of 2006 decreased by $67,000 from the comparable period in 2005. As a percentage of net revenues they decreased by 4.7% and as a percentage of sales they increased from 50.4% to 54.0% from the prior year. These costs consist of a number of different types of expenses. A few of the key elements of these expenses are, personnel costs that increased by $12,000 from 2005 to 2006. This small increase is a result of a number of factors including additional personnel costs of approximately $40,000 as a result of our recent acquisitions offset by savings in salary due to the resignation of our president during the quarter. Although we have increased salaries in our sales and marketing and finance departments, these were offset by reductions in other personnel costs. Selling costs, which includes advertising, promotion, travel and entertainment, decreased by $9,000. Our other operating costs decreased by approximately $70,000, including a $9,000 charge for recording the expense of stock options as now required by SFAS 123R. We have reduced the costs of our being a public company by lowering our investor relations expense by $11,000 from the prior year, and we are always seeking ways to reduce our overhead. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of our recent acquisitions.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $7,000 in the first quarter of 2006 compared to the first quarter of 2005 as a result of increased amortization expense from our recent acquisitions and capitalized course costs. We expect our depreciation and amortization expenses on our current assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     INCOME FROM OPERATIONS

         For the three months ended March 31, 2006, net income from operations was $31,000 compared to $190,000 in the comparable period of 2005. This decrease is primarily attributable to the decline in revenues from our video production and consulting divisions; internal costs incurred in integrating our new product acquisitions; and from decreased general and administrative costs. Our quarterly earnings are affected by the mix of custom projects compared to subscription and education-based sales.

     OTHER INCOME/EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As a result of the successful completion of our initial public offering, we were able to retire all of our debt (other than capital lease obligations), reducing our interest expense. At the same time, since we have not yet used the balance of the net proceeds from our initial public offering, our interest income has increased. As a result, for the first quarter of 2006 we had net interest income of $72,000 compared to net interest income of $26,000 in the first quarter of 2005 after expending approximately $690,000 for acquisitions in February 2006. This is to due to the increase in interest rates from 2005 to 2006.

     PROVISION FOR INCOME TAXES

         The Company has begun to account for deferred tax benefits available from its net operating loss carryforward pursuant to FASB 109. It is anticipated that the Company will recognize approximately $200,000 in such benefits this year, offset by any charges for the corporate alternative minimum tax.

     NET INCOME

         For the three months ended March 31, 2006, we recorded a net profit of $150,015, or $.03 per share, basic and diluted, compared to a net income of $216,092 or $.04 per share, basic and diluted, for the three months ended March 31, 2005. The decrease in net profit is attributable to decreased revenues offset by a decrease in operating costs. Earnings per share before the benefit of the deferred tax asset would have been $.02 per share

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004, we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million. In the first quarter of this year we used approximately $700,000 of these funds to make acquisitions.

         Our working capital as of March 31, 2006 was approximately $4.05 million compared to $4.3 million at December 31, 2005. Our current ratio at March 31, 2006 was 1.90 to 1 compared to 2.02 to 1 at December 31, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $4.0 million at March 31, 2006 compared to $3.7 million at December 31, 2005, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues. For the three months ended March 31, 2006, net cash provided by operating activities was $90,000 and we had a net cash decrease of $623,000, which included an outlay of approximately $718,000 for acquisitions. Included in the decrease is approximately $37,000 for asset purchases and course capitalization. We also received $53,000 from the exercise of stock options.

         Capital expenditures for the three months ended March 31, 2006 were approximately $37,000, which consisted primarily of computer equipment purchases and the capitalization of internally produced courses for Working Values. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         At March 31, 2006, our only indebtedness consisted of capital lease obligations, the balance of which was $54,000 compared to $64,000 at December 31, 2005. We have three leases with IDB Leasing, which had an aggregate outstanding balance at March 31, 2006 of $35,000. One lease has a 48-month term that expires in 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. A second lease has a 36-month term that expires in 2006, an imputed interest rate of 7.5% and monthly payments of $996. The third lease has a 36-month term that expires in 2007, an imputed interest rate of 6.05% and a monthly payment of $313. In August 2004, we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At March 31, 2006, the balance on the loan was $18,500.

         As of March 31, 2006, we had commitments under three operating leases - the leases for executive offices in Hawthorne, New York, the Working Values executive offices in Sharon, Massachusetts and the Skye Multimedia Ltd. executive offices in Bridgewater New Jersey - aggregating $1.4 million through February 2010.

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

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used $490,000 of the net proceeds to repay indebtedness and approximately $700,000 for acquisitions. The remaining $4.8 million will be used for working capital and general corporate purposes, including acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On December 15, 2005, the Board of Directors approved a stock buy back program under which $750,000 of company funds was allocated to purchase shares of our common stock on the American Stock Exchange. Due to the fact that we were in active negotiations with both Skye and Sage Online Learning during the months of January and February 2006, we self-imposed a temporary freeze on the buyback.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                               (c)
                                                                          TOTAL NUMBER OF                (d)
                                                                            SHARES (OR            MAXIMUM NUMBER (OR
                                     (a)                   (b)             UNITS) PURCHASED         APPROXIMATE DOLLAR
                                 TOTAL NUMBER            AVERAGE            AS PART OF           VALUE) OF SHARES (OR
                                   OF SHARES            PRICE PAID           PUBLICLY             UNITS) THAT MAY YET
                                  (OR UNITS)            PER SHARE         ANNOUNCED PLANS         BE PURCHASED UNDER
          PERIOD                  PURCHASED            (OR UNIT)           OR PROGRAMS          THE PLANS OR PROGRAMS
---------------------------    ------------------    -----------------   ------------------      ----------------------

Month #1
(January 1-31, 2006)                  --                    --                  --                        --

Month #2
(February 1-28, 2006)                 --                    --                  --                        --

Month #3
(March 1-31, 2006)                                     $                                            $
                               ------------------    -----------------   ------------------      ----------------------

Total                                                  $                                            $
                               ==================    =================   ==================      ======================



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          NONE

ITEM 5.  OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

a. Exhibits:

    Exhibit No.        Description
   ------------       -------------

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


                                                 SmartPros Ltd.
                                                 --------------
                                                 (Registrant)

Date:   May 12, 2006                             /s/ Allen S. Greene
                                                 -------------------
                                                 Chief Executive Officer

Date:   May 12, 2006                             /s/ Stanley P. Wirtheim
                                                 -----------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)