Form 10QSB
period 2006-06-30
SmartPros Ltd.
filed 2006-08-08
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                 Yes | | No |x|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2006, there were 5,060,274 shares of common stock outstanding.

Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                                  June 30, 2006

                                TABLE OF CONTENTS
                                      PAGE
PART I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Balance Sheets - June 30, 2006 and December 31, 2005 (Audited)    3

            Statements of Operations for the six-month and three-month
             periods ended June 30, 2006 and 2005                             4

            Statements of Cash Flows for the six-month periods ended
             June 30, 2006 and 2005                                           5

            Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis or Plan of Operation         10

   Item 3.  Controls and Procedures                                           19

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 20

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       20

   Item 3.  Defaults Upon Senior Securities                                   20

   Item 4.  Submission of Matters to a Vote of Security Holders               20

   Item 5.  Other Information                                                 20

   Item 6. Exhibits                                                           21

SIGNATURES                                                                    22

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               2006               2005
                                                                                           (UNAUDITED)          (AUDITED)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $     7,351,738     $     7,505,691
   Accounts receivable, net of allowance for doubtful accounts
      of $39,179 and $40,429                                                                   1,403,059             777,122
   Prepaid expenses and other current assets                                                     202,324             254,176
                                                                                         -----------------------------------
Total Current Assets                                                                           8,957,121           8,536,989
                                                                                         -----------------------------------

Property and equipment, net                                                                      470,864             493,604
Goodwill                                                                                          53,434              53,434
Other intangibles, net                                                                         2,439,380           2,158,593
Other Assets, including restricted cash of $150,000                                              239,673             150,000
                                                                                         -----------------------------------
                                                                                               3,203,351           2,855,631
                                                                                         -----------------------------------
Total Assets                                                                             $    12,160,472     $    11,392,620
                                                                                         ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                      $       243,067     $       228,629
   Accrued expenses                                                                              290,707             277,159
   Current portion of capital lease and equipment financing obligations                           29,011              38,148
   Deferred revenue                                                                            4,042,911           3,689,486
                                                                                         -----------------------------------
Total Current Liabilities                                                                      4,605,696           4,233,422
                                                                                         -----------------------------------

Long-Term Liabilities:
   Capital lease and equipment financing obligations                                              14,108              25,992
   Other liabilities                                                                             140,165             160,193
                                                                                         -----------------------------------
Total Long-Term Liabilities                                                                      154,273             186,185
                                                                                         -----------------------------------

Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares, 0
        shares issued and outstanding                                                                  -                   -
   Common stock, $.0001 par value, authorized 30,000,000 shares, 5,170,005 issued and 5,060,274 outstanding at June 30, 2006 and 5,145,447 issued
        and 5,035,716 outstanding at December 31, 2005                                               517                 514
   Additional paid-in capital                                                                 16,486,357          16,418,034
   Accumulated (deficit)                                                                      (8,447,771)         (8,785,935)
                                                                                         -----------------------------------
                                                                                               8,039,103           7,632,613
   Common stock in treasury, at cost - 109,731 shares                                           (384,600)           (384,600)
   Deferred compensation                                                                         (54,000)            (75,000)
   Note receivable from stockholder                                                             (200,000)           (200,000)
                                                                                         -----------------------------------
Total Stockholders' Equity                                                                     7,400,503           6,973,013
                                                                                         -----------------------------------
Total Liabilities and Stockholders' Equity                                               $    12,160,472     $    11,392,620
                                                                                         ===================================

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                 SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                           -----------------------------    --------------------------------
                                                               2006           2005               2006             2005
----------------------------------------------------------------------------------------------------------------------------
Net Revenues                                               $   5,455,472  $ 5,555,992         $   2,921,893  $  2,707,041
Cost of Revenues                                               2,205,096    2,240,944             1,218,409     1,158,235
                                                           -----------------------------    --------------------------------
   Gross Profit                                                3,250,376    3,315,048             1,703,484     1,548,806
                                                           -----------------------------------------------------------------

Operating Expenses:
   Selling, general and administrative                         2,834,392    2,710,830             1,466,713     1,275,670
   Depreciation and amortization                                 316,580      285,899               168,509       144,656
                                                           -----------------------------    --------------------------------
                                                               3,150,972    2,996,729             1,635,222     1,420,326
                                                           -----------------------------    --------------------------------
   Operating Income                                               99,404      318,319                68,262       128,480
                                                           -----------------------------    --------------------------------

Other Income (Expense):
   Interest income                                               154,667       77,022                81,207        47,468
   Interest expense                                               (2,992)      (5,130)               (1,405)       (1,829)
                                                           -----------------------------    --------------------------------
                                                                 151,675       71,892                79,802        45,639
                                                           -----------------------------    --------------------------------

Income before benefit for income taxes                           251,079      390,211               148,064       174,119


Income tax benefit                                               (87,085)           -               (40,085)
                                                           -----------------------------    --------------------------------
Net Income                                                 $     338,164  $   390,211         $     188,149  $    174,119
                                                           =============  ===========         =============  ============

Net Income Per Common Share:
   Basic net income per common share                       $         .07  $       .08         $         .04  $        .03
                                                           =============  ===========         =============  ============

   Diluted net income per common share                     $         .07  $       .08         $         .04  $        .03
                                                           =============  ===========         =============  ============
Weighted Average Number of Shares Outstanding
   Basic                                                       5,050,641    5,083,576             5,060,274     5,084,601
                                                           =============  ===========         =============  ============

   Diluted                                                     5,067,775    5,118,075             5.077,526     5,118,843
                                                           =============  ===========         =============  ============




--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                     (UNAUDITED)
                                                                                         -------------------------------------
                                                                                               2006               2005
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                                 $   338,164          $   390,211
                                                                                         -------------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            316,580              285,899
      Reduction in deferred compensation                                                        21,000               31,500
      Stock compensation expense                                                                15,526                    -
      Deferred income tax benefit                                                              (85,000)                   -
   Changes in operating assets and liabilities: (Increase) decrease in operating assets:
         Accounts receivable                                                                  (359,878)            (110,605)
         Prepaid expenses and other current assets                                              51,852                 (845)
         Other assets                                                                                -               17,196
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses                                                 (27,352)            (112,140)
         Deferred revenue                                                                      353,425             (110,017)
         Other liabilities                                                                     (20,028)              (2,178)
                                                                                         -------------------------------------
   Total adjustments                                                                           266,125               (1,190)
                                                                                         -------------------------------------
Net Cash Provided by Operating Activities                                                      604,289              389,021
                                                                                         -------------------------------------

Cash Flows from Investing Activities:
   Reduction in investment securities available-for-sale                                             -            1,250,000
   Acquisition of property and equipment                                                       (40,985)            (141,017)
   Capitalized course costs                                                                    (29,505)                   -
   Cash paid for acquisitions                                                                 (719,530)                   -
                                                                                         -------------------------------------
Net Cash (Used in) Provided by Investing Activities                                           (790,020)           1,108,983
                                                                                         -------------------------------------

Cash Flows from Financing Activities:
   Exercise of stock options                                                                    52,799                6,022
   Payments under capital lease obligations                                                    (21,021)             (32,554)
                                                                                         -------------------------------------
Net Cash Provided by (Used in) Financing Activities                                             31,778              (26,532)
                                                                                         -------------------------------------

Net (Decrease) Increase in Cash and Cash equivalents                                          (153,953)           1,471,472
Cash and Cash Equivalents, beginning of period                                               7,505,691            1,756,991
                                                                                         -------------------------------------
Cash and Cash equivalents, end of period                                                   $ 7,351,738          $ 3,228,463
                                                                                         =====================================

Supplemental Disclosure:
Cash paid for interest                                                                     $     2,992          $     5,130
                                                                                         =====================================

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 30, 2006. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, Working Values, Ltd and Skye Multimedia, although in the latter case only as of March 1, 2006. All material inter-company accounts and transactions have been eliminated.

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

         REVENUE RECOGNITION

         The Company recognizes revenues from its subscription services as earned. Video and on-line subscriptions are generally billed on an annual basis, while individual on-line subscriptions predominately are paid by credit card at point of sale. Both of these types of sales are deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription, which is generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of individual on-line sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

the sale or service to be provided. Otherwise, such services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts is assured.

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. Through June 30, 2006, the Company has expended approximately $30,000 on such costs. The amortization period is five years, except for the Sarbanes-Oxley courses which have a three year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of the acquisition of Sage On-Line, the Company acquired an additional $250,000 of course costs which are being amortized over a five-year period as well. Included in other intangible assets at June 30, 2006, are capitalized course costs of $568,666, net of accumulated amortization of $208,481.

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

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 17,134 and 34,499 for the six month periods ended June 30, 2006 and 2005 respectively and, 17,252 and 34,242 shares for the three-month periods ended June 30, 2006 and 2005 respectively include the Company's stock options and warrants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options covering up to 882,319 shares of common stock to employees, directors and consultants. As of June 30, 2006 there were 354,382 options outstanding, of which 307,052 are currently exercisable and 498,477 options are available for future grants. To date 29,460 options have been exercised. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner.

         Effective January 1, 2006, the grants under the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

         Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

         In June 2006 the Company's shareholders approved an amendment to the Plan to include restricted stock grants of up to an aggregate of 200,000 shares of the Company's common stock from the number of shares available for issuance there under. Restricted stock may be granted only to employees, directors and consultants. When granted, these awards are subject to forfeiture unless certain time and/or performance requirements are satisfied. To date, no shares have been issued under this plan.

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

         As a result of the adoption of SFAS No. 123(R), the Company's results for the six-month period ended June 30, 2006 include share-based compensation expense totaling approximately $15,500. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the six months ended June 30, 2005 totaled $0.

         Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

         The weighted average estimated fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $1.20 and $0, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123(R) and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

         The assumptions made in calculating the fair values of options for the six month period ended June 30, 2006 is as follows:

              Contractual term (in years)                                  10
              Expected volatility                                          33%
              Expected dividend yield                                       0%
              Risk-free interest rate                                    4.75%
              Expected term (in years)                                    5.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         The following table addresses the additional disclosure requirements of SFAS No. 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                    SIX MONTHS           THREE MONTHS ENDED
                                                                ENDED JUNE 30, 2005        JUNE 30, 2005
                                                                --------------------    ---------------------
Net income as reported                                             $     390,211           $      174,119
Add:  Stock-based compensation included in reported net
income
Deduct:  Total stock-based compensation expense determined
under fair value-based method for all awards (no tax
effect)                                                                  (15,212)                  (7,606)
                                                                   -------------           --------------
Pro forma net income                                               $     374,999           $      166,513
                                                                   =============           ==============

Net income per share:
Basic - as reported                                                $         .08           $          .03
                                                                   =============           ==============
Basic  - pro forma                                                 $         .08           $          .03
                                                                   =============           ==============

Diluted - as reported                                              $         .07           $          .03
                                                                   =============           ==============
Diluted - pro forma                                                $         .07           $          .03
                                                                   =============           ==============


         The Company granted 15,100 options under the Plan during the six months ended June 30, 2006 at exercise prices ranging from $3.00 per share to $3.05 per share, 24,558 options were exercised at a price of $2.15 and 42,691 shares were forfeited.

         The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2006:

                                                  WEIGHTED AVERAGE       WEIGHTED AVERAGE       AGGREGATE
                                  NUMBER OF        EXERCISE PRICE           REMAINING           INTRINSIC
       STOCK OPTIONS               SHARES             PER SHARE          CONTRACTUAL TERM         VALUE
----------------------------    --------------    ------------------    -------------------   ---------------
Outstanding at January 1,
  2006                             406,531              $4.67                  5.8
Granted                             15,100              $3.03
Exercised                          (24,558)             $2.15
Forfeited/expired                  (42,691)             $5.16
                                --------------
Outstanding at June 30,
  2006                             354,382              $4.71                  6.3               $73,485
                                ==============    ==================    ===================   ===============
Exercisable at June 30,
  2006                             307,052              $4.82                  6.3               $20,052
                                ==============    ==================    ===================   ===============


         INCOME TAX EXPENSE

         Commencing January 1, 2006, the Company is recognizing the benefit of its deferred income tax asset available from its net operating loss carryforwards. This resulted in an income tax benefit of $85,000 for the six months ended June 30, 2006, which is offset by an adjustment for over-accruals of income tax of approximately $2,100.

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

         We provide learning solutions for accounting/finance and engineering professionals. We also provide learning solutions and training materials for people who work in the banking and pharmaceutical industries. In addition, we provide ethics and compliance training for the general corporate community.

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

         In April 2003, we acquired a library of custom-designed integrity-based courses and other assets from Working Values Group Ltd., a company that specialized in building custom-designed learning solutions for the general corporate community using traditional and alternative instructional techniques. As part of the transaction, we also hired the development team from Working Values Group. With the increased focus on corporate governance and ethics and the passage of the Sarbanes-Oxley Act of 2002 along with new rules and regulations adopted by the national stock exchanges and markets, we believe that there is a significant growth opportunity in supplying training that addresses corporate culture as a significant risk factor. We acquired Working Values with the intent of developing off-the-shelf ethics training course content for the general corporate market that we could either license or sell on a subscription basis. Initially, Working Values' primary focus was on developing customized products for specific clients. Beginning in the second quarter of 2005, Working Values renewed its focus on developing and licensing standardized training modules. Working Values released its first courses in the first quarter of 2006.

         In February 2006, we acquired substantially all of the operating assets and assumed certain liabilities of Skye Multimedia Inc. for approximately $520,000. In addition, the selling shareholders of Skye Multimedia are entitled to an additional payment based on the average earnings of Skye Multimedia between March 1, 2006 and December 31, 2008 less adjustments for use of capital and other costs. In no event will the total additional payment exceed $1.2 million. The additional payment may be paid 50% in cash and 50% in shares of our common stock at our discretion. If the additional payment is paid partly in stock, the price of the stock will be determined by the average price for the twenty business days subsequent to December 31, 2008. Skye Multimedia's sales for the year 2005 were in excess of $1 million.

         As a result of this acquisition, through our new subsidiary, Skye Multimedia Ltd., we develop custom interactive marketing and training applications for CD, DVD, Internet and learning management systems. Skye Multimedia offers a broad range of services including content design, animation, and audio/video production and application development. Skye Mulitmedia's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries. In the second quarter of 2006, Skye Multimedia generated $370,000 in revenues, making this acquisition accretive sooner than we expected.

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

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. To date, we have used approximately $1.2 million of those proceeds; $500,000 to repay debt and $700,000 in connection with the acquisitions of Sage Online and Skye Multimedia. We intend to use the remaining $4.8 million net proceeds from the offering and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We continue to look for acquisition opportunities. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as law, insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

     REVENUES

         Most of our revenue is in the form of subscription fees for our monthly accounting update programs or our course library. Other sources of revenue include direct sales of programs on a non-subscription basis, fees for various services, including website design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of our clients' online learning content management system and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Individual sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND 2005

         The second quarter of 2006 was our seventh straight quarter of profitable results. The following table compares our statement of operations data for the three months ended June 30, 2006 and 2005. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions. We continue to look for acquisition opportunities although at this time we have nothing definite.

                                                                  THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------------
                                                     2005                            2006
                                          ----------------------------   -----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE       CHANGE
                                          ------------    ------------   --------------    -----------    ------------
Net revenues                              $ 2,707,041        100.0%      $   2,921,893        100.0%          7.9%
Cost of revenues                            1,158,235        42.80%          1,218,409         41.7%          5.2%
                                          ------------    ------------   --------------    -----------
Gross profit                                1,548,806         57.2%          1,703,484         58.3%         10.0%
                                          ------------    ------------   --------------    -----------
Selling, general and administrative         1,275,670         47.1%          1,466,713         50.2%         15.0%
Depreciation and amortization                 144,656          5.3%            168,509          5.8%         16.5%
                                          ------------    ------------   --------------    -----------
Total operating expenses                    1,420,326         52.4%          1,635,222         56.0%         15.1%
                                          ------------    ------------   --------------    -----------
Operating income                              128,480          4.8%             68,262          2.3%        (46.9%)
Other income, net                              45,639          1.6%             79,802          2.7%         74.9%
                                          ------------    ------------   --------------    -----------
Net income before income tax benefit          174,119          6.4%      $     148,064          5.0%        (15.0%)
Income tax benefit                                  -                           40,085          1.4%        100.0%
                                          ------------    ------------   --------------    -----------
Net income                                $   174,119          6.4%      $     188,149          6.4%          8.1%
                                          ------------    ------------   --------------    -----------

     NET REVENUES

         Net revenues for the quarter ended June 30, 2006 increased approximately $215,000, or 7.9%, compared to net revenues for the three months ended June 30, 2005. This was primarily due to revenues from our newly acquired Skye Multimedia subsidiary of approximately $370,000. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2006 period, net revenues from online sales accounted for approximately $717,000, or 25% of net revenues. In the 2005 period, net revenues from online sales accounted for $816,000, or 30% of net revenues. In the 2005 period, the Company earned a non-repetitive fee and usage charge relating to a course for one client in excess of approximately $200,000.

         In the second quarter of 2006, net revenues from our accounting/finance and related products were $2.1 million or 71% of sales, compared to $2.0 million or 75% of sales in the comparable 2005 period. Sales of our subscription based products which include both subscription based revenue and direct sales of course material on a non-subscription bases decreased slightly from $1.83 million in 2005 to $1.82 million in 2006. This decrease is due to the inclusion of revenue from a non-repetitive fee and usage charge from the prior year as previously mentioned. Exclusive of this usage fee our subscription based revenue increased by approximately $131,000 as a result of our partnering with more professional organizations and our continued marketing efforts to increase sales. Revenue from other projects in our accounting division, which are non subscription-based, increased from $171,000 in 2005 to $257,000 in 2006. As in our technology and other areas, these sales fluctuate from period to period are not indicative of any trends.

         Net revenues from sales of our engineering products, which are not subscription-based, were $71,000 in the second quarter of 2006 compared to $77,000 in the second quarter of 2005. This decrease is not indicative of any trends in this division, but is a result of timing differences in the placement of orders from customers.

         Net revenues from video production, duplication and consulting services for the second quarter of 2006 were $249,000 compared to $489,000 for the second quarter of 2005, reflecting the continuing decline in our video duplication business and a decline in the video production business as a result of a change in management in that department. In March 2006 we hired a new vice president of video production and expect to see an increase in sales in that area in the second half of 2006. Consulting revenue declined as a result of the completion of large contracts in the first half of 2005. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

         In the second quarter of 2006 our new subsidiary, Skye Multimedia, which we acquired on March 1, 2006, generated $370,000 of revenue. Also, sales from our Sage Online course catalogue acquired in March 2006 generated $10,000 of revenue during the quarter.

         For the second quarter of 2006, Working Values contributed $147,000 to net revenues compared to $116,000 in the second quarter of 2005. This income is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. We expect Working Values to continue its revenue growth for the balance of 2006 due to a number of custom consulting projects currently in progress.

     COST OF REVENUES

         Cost of revenues includes (i) production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Skye Multimedia and our other non-subscription based divisions operate on a lower gross profit percentage than that of our subscription-based products. Nevertheless, our gross profit percentage increased slightly for the quarter from 57.2% to 58.3% in the current period. In addition, we have devoted a significant amount of internal resources in developing new products and re-tooling existing products, which have not been capitalized and are therefore included in our cost of revenues.

         Compared to the second quarter of 2005, cost of revenues in the second quarter of 2006 increased by $60,000. The increase was primarily attributable to payroll and related costs from our newly acquired subsidiary and other production related costs. Despite the increased costs as a result of our acquisitions, we have maintained our gross profit percentage.

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $82,000. This decrease is directly related to the lower sales in video production and consulting. The decrease in video production revenue also resulted in lower outside personnel costs. Direct production costs, which are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, and the use of outsourced labor in the technology area, increased $51,000. These variations are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense decreased in the three months ended June 30, 2006 compared to the comparable 2005 period by $5,000. This decrease is due to reduced engineering sales that have various royalty arrangements.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $78,000. We have reduced salaries and related costs in our video production department by $25,000 as a result of decreased business. However, that savings is offset by salaries and related costs in the Skye Multimedia subsidiary of approximately $100,000. There was an increase in the combined areas of technology and Working Values of approximately $3,000.

     o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased slightly by $18,000 from 2005 to 2006. This is a direct result of increased business from Working Values.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses increased by $191,000 in the second quarter of 2006 from the comparable period in 2005. This represents a 15% increase from the prior period. This increase is primarily attributable to the inclusion of Skye Multimedia's operating expenses in the current period. General and administrative costs consist of a number of different types of expenses, including salaries and related costs that increased by $129,000 from 2005 to 2006. The increase in salaries is a result of a number of factors including additional personnel costs of approximately $126,000 as a result of our recent acquisitions, offset by savings in salary due to the resignation of our president in the prior quarter. Selling costs, which includes advertising, promotion, travel and entertainment, increased by $20,000. Our other operating costs increased by approximately $42,000, including a $6,300 charge for recording the expense of stock options as now required by SFAS 123R, and lowering our investor relations expense by $19,000 from the prior year. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of our recent acquisitions and a general increase in such costs as health insurance and travel.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $24,000 in the second quarter of 2006 compared to the second quarter of 2005 as a result of increased amortization expense from our recent acquisitions and capitalized course costs. We expect our depreciation and amortization expenses on our fixed assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     INCOME FROM OPERATIONS

         For the three months ended June 30, 2006, net income from operations was $68,000 compared to $128,000 in the comparable period of 2005. This decrease is primarily attributable to the decline in revenues from our video production and consulting divisions; internal costs incurred in integrating our new product acquisitions; and from additional general and administrative costs from our new subsidiary. Our quarterly earnings are affected by the mix of custom projects compared to subscription and education-based sales.

     OTHER INCOME/EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As a result of the successful completion of our initial public offering, we were able to retire all of our debt (other than capital lease obligations), reducing our interest expense. At the same time, since we have not yet used the balance of the net proceeds from our initial public offering, our interest income has increased. As a result, for the second quarter of 2006 we had net interest income of $80,000 compared to net interest income of $46,000 in the second quarter of 2005 after expending approximately $720,000 for acquisitions in February 2006. The additional income is to due to the increase in interest rates from 2005 to 2006.

     PROVISION FOR INCOME TAXES

         The Company has begun to account for deferred tax benefits available from its net operating loss carryforward pursuant to SFAS No. 109. It is anticipated that the Company will recognize approximately $200,000 in such benefits this year, offset by any charges for the corporate alternative minimum tax.

     NET INCOME

         For the three months ended June 30, 2006, we recorded net income of $188,000, or $.04 per share, basic and diluted, compared to a net income of $174,000, or $.03 per share, basic and diluted, for the three months ended June 30, 2005. This increase is attributable to the increases in net revenues and interest income and the recognition of the income tax benefit, all offset by an increase in operating expenses. Earnings per share before the income tax benefit were $.03 per share.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND 2005

         The following table compares our statement of operations data for the six months ended June 30, 2006 and 2005. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions. We continue to look for acquisition opportunities although at this time we have nothing definite.

                                                                   SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------------
                                                     2005                            2006
                                          ----------------------------   -----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE       CHANGE
                                          ------------    ------------   --------------    -----------    ------------
Net revenues                              $ 5,555,992        100.0%      $   5,455,472       100.0%          (1.8%)
Cost of revenues                            2,240,944         40.3%          2,205,096        40.4%          (1.6%)
                                          ------------    ------------   --------------    -----------
Gross profit                                3,315,048         59.7%          3,250,376        59.6%          (2.0%)
                                          ------------    ------------   --------------    -----------
Selling, general and administrative         2,710,830         48.8%          2,834,392        52.0%           4.6%
Depreciation and amortization                 285,899          5.1%            316,580         5.8%          10.7%
                                          ------------    ------------   --------------    -----------
Total operating expenses                    2,996,729         53.9%          3,150,972        57.8%           5.1%
                                          ------------    ------------   --------------    -----------
Operating income                              318,319          5.8%             99,404         1.8%         (68.8%)
Other (expense), net                           71,892          1.2%            151,675         2.8%         111.0%
                                          ------------    ------------   --------------    -----------
Net income before income tax benefit          390,211          7.0%      $     251,079         4.6%         (35.7%)
Income tax benefit                                  -                           87,085         1.6%        100.00%
                                          ------------    ------------   --------------    -----------
Net income                                $   390,211          7.0%      $     338,164         6.2%         (13.3%)
                                          ------------    ------------   --------------    -----------

     NET REVENUES

         Net revenues for the six months ended June 30, 2006 decreased approximately $101,000, or 1.8%, compared to net revenues for the six months ended June 30, 2005. This was primarily due to decreased revenues from our video production and technology divisions, offset by sales from our new Skye Multimedia subsidiary. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2006 and 2005 periods, net revenues from online sales were approximately $1,422,000 and $1,404,000 or 26% of net revenues. In the 2005 period online sales included a non-repetitive development fee and usage charge for a course designed for one customer in excess of approximately $200,000.

         In the six months ended June 30, 2006, net revenues from our accounting/finance and related products were $4.04 million or 74% of sales, compared to $4.07 million or 73% of sales in the comparable 2005 period. Sales of our subscription based products increased from $3.5 million in 2005 to $3.6 million in 2006. This increase is due to various factors, including converting a number of our existing video customers to our online services, partnering with more professional organizations and our continued marketing efforts to increase sales. Revenue from other projects in our accounting division, which are not subscription based, decreased from $584,000 in 2005 to $466,000 in 2006. As in our technology and other areas, these sales fluctuate from period to period are not indicative of any trends.

         Net revenues from sales of our engineering products, which are not subscription-based, were $287,000 in the first six months of 2006 compared to $323,000 in the first six months of 2005. This decrease is not indicative of any trends in this division, but is a result of timing differences in the placement of orders from customers.

         Net revenues from video production, duplication and consulting services for the first six months of 2006 were $379,000 compared to $972,000 for the first six months of 2005. This decrease is primarily attributable to the continuing decline in our video duplication business, and a decline in the video production business as a result of a change in management in that department. In March 2006 we hired a new vice president of video production.

         In addition, we have included the results of our new subsidiary, Skye Multimedia., which began operations on March 1, 2006. Skye Multimedia generated $430,000 in revenue since its acquisition. Also, sales from our Sage Online course catalogue acquired in March 2006 generated $19,000 of revenue.

         For the first six months of 2006, Working Values contributed $305,000 to net revenues compared to $186,000 in the first half of 2005. This income is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

     COST OF REVENUES

         For the period, we maintained our gross profit percentage, even after including the operating results of Skye Multimedia that operates on a lower gross profit percentage. This is typical of non-subscription based products.

         Compared to the first six months of 2005, cost of revenues in the first half of 2006 decreased by $36,000. The decrease was primarily attributable to both reduced personnel and sub-contracted labor costs related to various projects in the technology department. Costs of revenues for the 2006 period included approximately $10,000 of costs directly related to developing Working Values' ethics courses and approximately $21,000 related to integrating Sage's banking courses into our technology systems. Of the latter amount, $13,000 was personnel costs and $8,000 reflects payments to third party consultants and other expenses. The expenses that showed the greatest variations from 2005 to 2006 and the reasons for those variations were as follows:

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $148,000. This decrease is directly related to the completion of a number of custom technology and video projects in 2005 and the outsourcing of certain technology projects overseas where the labor rates are reduced. The decrease in video production revenue also resulted in lower outside personnel costs. Direct production costs, which are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations and any outside costs related to technology or Skye Multimedia projects, increased $37,000. These variations are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense increased in the six months ended June 30, 2006 compared to the comparable 2005 period by $36,000. This increase is due to a growth of sales in our accounting products and the mix of products in the engineering area that have various royalty arrangements.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $66,000. Although we have reduced salaries and related costs in our video production department by $72,000 as a result of decreased business, that savings is offset by the salaries and related costs in our new Skye Multimedia subsidiary of approximately $139,000. Salaries in the combined areas of technology and Working Values were relatively flat.

     o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $20,000 from 2005 to 2006, primarily from travel costs related to various consulting and video projects.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses in the first six months of 2006 increased by $124,000 from the comparable period in 2005. As a percentage of net revenues they increased by 4.6% and as a percentage of net revenues they increased from 48.8% to 52.0% from the prior year. These costs consist of a number of different types of expenses. A few of the key elements of these expenses are, personnel costs that increased by $177,000 from 2005 to 2006. This increase is a result of additional personnel costs as a result of our recent acquisitions. Although we have increased salaries and personnel in our sales and marketing and finance departments, these were offset by reductions in other personnel costs. Selling costs, which includes advertising, promotion, travel and entertainment, increased by $15,000. Our other operating costs decreased by approximately $68,000, including a $15,500 charge for recording the expense of stock options as now required by SFAS No. 123R. We have reduced the costs of our being a public company by lowering our investor relations expense by $30,000 from the prior year, and we continue to look for opportunities to reduce our overhead further. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of our recent acquisitions.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $31,000 in the first half of 2006 compared to the first half of 2005 as a result of increased amortization expense from our recent acquisitions and capitalized course costs. We expect our depreciation and amortization expenses on our fixed assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     INCOME FROM OPERATIONS

         For the six months ended June 30, 2006, net income from operations was $99,000 compared to $318,000 in the comparable period of 2005. This decrease is primarily attributable to the decline in revenues from our video production and consulting divisions; internal costs incurred in integrating our new product acquisitions; and from increased general and administrative costs. Our quarterly earnings are affected by the mix of custom projects compared to subscription and education-based sales.

     OTHER INCOME/EXPENSES

         For the first half of 2006, we had net interest income of $152,000 compared to net interest income of $72,000 in the first half of 2005 after expending approximately $720,000 for acquisitions in February 2006. This is to due to the increase in interest rates from 2005 to 2006.

     PROVISION FOR INCOME TAXES

         The Company has begun to account for deferred tax benefits available from its net operating loss carryforward pursuant to SFAS No. 109. It is anticipated that the Company will recognize approximately $200,000 in such benefits this year, offset by any charges for the corporate alternative minimum tax.

     NET INCOME

         For the six months ended June 30, 2006, we recorded net income of $338,000, or $.07 per share, basic and diluted, compared to a net income of $390,000, or $.08 per share, basic and diluted, for the six months ended June 30, 2005. This decrease is attributable to lower revenues and higher operating expenses offset by an increase in interest income and the income tax benefit recorded in the 2006 period. Earnings per share before the income tax benefit were $.05 per share.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004, we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million. We have used approximately $720,000 of these funds to make acquisitions.

         Our working capital as of June 30, 2006 was approximately $4.35 million compared to $4.3 million at December 31, 2005. Our current ratio at June 30, 2006 was 1.94 to 1 compared to 2.02 to 1 at December 31, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $4.0 million at June 30, 2006 compared to $3.7 million at December 31, 2005, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues. For the six months ended June 30, 2006, net cash provided by operating activities was $604,000 and we had a net cash decrease of $153,000, which included an outlay of approximately $720,000 for acquisitions. Included in the decrease is approximately $70,000 for asset purchases and course capitalization. We also received $53,000 from the exercise of stock options. Our accounts receivable and deferred revenue have both increased by approximately $350,000 from the beginning of the year, indicating a growth in sales that will be recognized in subsequent periods.

         Capital expenditures for the six months ended June 30, 2006 were approximately $70,000, which consisted primarily of computer equipment purchases and the capitalization of internally produced courses for Working Values and our SmartPros Advantage library of courses. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         At June 30, 2006, our only indebtedness consisted of capital lease obligations, the balance of which was $43,000 compared to $64,000 at December 31, 2005. We have three leases with IDB Leasing, which had an aggregate outstanding balance at June 30, 2006 of $25,000. One lease has a 48-month term that expires in 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. A second lease has a 36-month term that expires in 2006, an imputed interest rate of 7.5% and monthly payments of $996. The third lease has a 36-month term that expires in 2007, an imputed interest rate of 6.05% and a monthly payment of $313. In August 2004, we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At June 30, 2006, the balance on the loan was $21,900.

         As of June 30, 2006, we had commitments under three operating leases - the leases for executive offices in Hawthorne, New York, the Working Values executive offices in Sharon, Massachusetts and the Skye Multimedia executive offices in Bridgewater, New Jersey - aggregating $1.3 million through February 2010.

         We believe that the remaining net proceeds of our initial public offering in October 2004 together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements from the next 12 months.

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

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On December 15, 2005, the Board of Directors approved a stock buy back program under which $750,000 of company funds was allocated to purchase shares of our common stock on the American Stock Exchange. There were no purchases pursuant to the program in the second quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Thursday, June 15, 2006 at 10:00 A.M. eastern time we held our 2006 Annual Meeting of Stockholders for the purposes of (i) electing two (2) Class II directors; (ii) approving an amendment to our 1999 stock option plan to provide for restricted stock awards not to exceed 200,000 shares of common stock in the aggregate; and (iii) obtaining advisory approval of the appointment of our independent registered public accounting firm for the fiscal year ending December 31, 2006.

         In connection with the Annual Meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the director-nominees. At the Annual Meeting, all of the director-nominees, Joshua A. Weinreich and Jack Fingerhut, were re-elected for three-year terms. Each director-nominee received at least 4,345,252 votes, which represented 86% of the shares voted. The other directors, whose term of office continued after the election, are Allen S. Greene, Martin H. Lager, John J. Gorman and Bruce Judson. The proposal to amend our 1999 Stock Option Plan also passed, receiving 3,433,473 votes in favor, which represented 68% of the shares voted. Finally, advisory approval of the appointment of Holtz Rubenstein Reminick LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2006 was ratified with 4,350,635 votes in favor, representing 86% of the shares voted.

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

                                 SMARTPROS LTD.
                                  (Registrant)

Date:   August 8, 2006                            /s/ Allen S. Greene
                                                  -------------------
                                                  Chief Executive Officer

Date:   August 8, 2006                            /s/ Stanley P. Wirtheim
                                                  -----------------------
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)