Form 10QSB
period 2006-09-30
SmartPros Ltd.
filed 2006-11-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 Yes | | No |x|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2006, there were 4,859,274 shares of common stock outstanding.

Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                               September 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements
                  (Unaudited)

                  Balance Sheets - September 30, 2006 and December 31,
                  2005 (Audited)                                              3

                  Statements of Operations for the nine-month and
                  three-month periods ended September 30, 2006
                  and 2005                                                    4

                  Statements of Cash Flows for the nine-month periods
                  ended September 30, 2006 and 2005                           5

                  Notes to Condensed Consolidated Financial Statements        6

         Item 2.  Management's Discussion and Analysis or Plan of Operation  10

         Item 3.  Controls and Procedures                                    19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          20

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                            20

         Item 3.  Defaults Upon Senior Securities                            20

         Item 4.  Submission of Matters to a Vote of Security Holders        20

         Item 5.  Other Information                                          21

         Item 6.  Exhibits                                                   21

SIGNATURES                                                                   22

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. These statements relate to the plans and objectives of management for future operations as well as to market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations, plans and assumptions relating to the future operation of our business. These expectations, plans and assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our expectations, plans and assumptions underlying the forward-looking statements are reasonable, they could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The terms "we", "our", "us", or any derivative thereof, as used herein refer to SmartPros Ltd., a Delaware corporation, and its predecessors.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2006            2005
                                                                                 (UNAUDITED)       (AUDITED)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $ 7,373,899     $ 7,505,691
   Accounts receivable, net of allowance for doubtful accounts
      of $39,179 and $40,429                                                         1,499,963         777,122
   Prepaid expenses and other current assets                                           144,515         254,176
                                                                                   ---------------------------
Total Current Assets                                                                 9,018,377       8,536,989
                                                                                   ---------------------------
Property and equipment, net                                                            432,222         493,604
Goodwill                                                                                53,434          53,434
Other intangibles, net                                                               2,334,162       2,158,593
Other assets, including restricted cash of $150,000                                    290,673         150,000
                                                                                   ---------------------------
                                                                                     3,110,491       2,855,631
                                                                                   ---------------------------
Total Assets                                                                       $12,128,868     $11,392,620
                                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                $   425,563     $   228,629
   Accrued expenses                                                                    261,313         277,159
   Current portion of capital lease and equipment financing obligations                 33,410          38,148
   Deferred revenue                                                                  3,871,787       3,689,486
                                                                                   ---------------------------
Total Current Liabilities                                                            4,592,073       4,233,422
                                                                                   ---------------------------
Long-Term Liabilities:
   Capital lease and equipment financing obligations                                        --          25,992
   Other liabilities                                                                   130,151         160,193
                                                                                   ---------------------------
Total Long-Term Liabilities                                                            130,151         186,185
                                                                                   ---------------------------
Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares, 0
        shares issued and outstanding                                                       --              --
                                                                                   ---------------------------
   Common stock, $.0001 par value, authorized 30,000,000 shares, 5,170,005 issued and 4,859,274 outstanding at September 30, 2006 and 5,145,447
        issued and 5,035,716 outstanding at December 31, 2005                              517             514
   Additional paid-in capital                                                       16,489,652      16,418,034
   Accumulated (deficit)                                                            (8,117,400)     (8,785,935)
                                                                                   ---------------------------
                                                                                     8,372,769       7,632,613
   Common stock in treasury, at cost - 310,731 shares at September 30, 2006;
   109,731 shares at December 31, 2005                                                (922,625)       (384,600)
   Deferred compensation                                                               (43,500)        (75,000)
   Note receivable from stockholder                                                         --        (200,000)
                                                                                   ---------------------------
Total Stockholders' Equity                                                           7,406,644       6,973,013
                                                                                   ---------------------------
Total Liabilities and Stockholders' Equity                                         $12,128,868     $11,392,620
                                                                                   ===========================

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                   2006           2005            2006           2005
--------------------------------------------------------------------------    --------------------------
Net Revenues                                    $ 8,630,243    $ 7,972,330    $ 3,174,771    $ 2,416,338
Cost of Revenues                                  3,584,891      3,174,468      1,379,795        933,524
                                                --------------------------    --------------------------
   Gross Profit                                   5,045,352      4,797,862      1,794,976      1,482,814
                                                --------------------------    --------------------------
Operating Expenses:
   Selling, general and administrative            4,263,962      3,952,854      1,429,570      1,242,024
   Depreciation and amortization                    480,792        434,898        164,212        148,999
                                                --------------------------    --------------------------
                                                  4,744,754      4,387,752      1,593,782      1,391,023
                                                --------------------------    --------------------------
   Operating Income                                 300,598        410,110        201,194         91,791
                                                --------------------------    --------------------------
Other Income (Expense):

   Interest income                                  239,290        134,142         84,623         57,120
   Interest expense                                  (3,604)        (6,514)          (612)        (1,384)
                                                --------------------------    --------------------------
                                                    235,686        127,628         84,011         55,736
                                                --------------------------    --------------------------

Income before benefit for income taxes              536,284        537,738        285,205        147,527

Income tax benefit                                 (132,250)            --        (45,165)            --
                                                --------------------------    --------------------------
Net Income                                      $   668,534    $   537,738    $   330,370    $   147,527
                                                ==========================    ==========================
Net Income Per Common Share:
   Basic net income per common share            $       .13    $       .11    $       .07    $       .03
                                                ==========================    ==========================
   Diluted net income per common share          $       .13    $       .11    $       .07    $       .03
                                                ==========================    ==========================

Weighted Average Number of Shares Outstanding
   Basic                                          5,039,462      5,084,240      5,017,470      5,085,546
                                                ==========================    ==========================
   Diluted                                        5,054,587      5,117,117      5,028,578      5,115,180
                                                ==========================    ==========================


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                          (UNAUDITED)
                                                                                  ---------------------------
                                                                                       2006          2005
--------------------------------------------------------------------------------- ---------------------------
Cash Flows from Operating Activities:
Net income                                                                         $   668,534    $   537,738
                                                                                   --------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                    480,792        434,898
      Reduction in deferred compensation                                                31,500         42,000
      Stock compensation expense                                                        18,821             --
      Deferred income tax benefit                                                     (136,000)            --
   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                                          (456,782)       147,128
         Prepaid expenses and other current assets                                     109,661         33,936
         Other assets                                                                       --         17,196
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses                                         125,752       (245,047)
         Deferred revenue                                                              182,301       (354,902)
         Other liabilities                                                             (30,042)        (3,540)
                                                                                   --------------------------
   Total adjustments                                                                   326,003         71,669
                                                                                   --------------------------
Net Cash Provided by Operating Activities                                              994,537        609,407
                                                                                   --------------------------
Cash Flows from Investing Activities:
   Reduction in investment securities available-for-sale                                    --      3,000,000
   Acquisition of property and equipment                                               (45,485)      (171,087)
   Capitalized course costs                                                            (45,358)            --
   Cash paid for acquisitions                                                         (719,530)            --
                                                                                   --------------------------
Net Cash (Used in) Provided by Investing Activities                                   (810,373)     2,828,913
                                                                                   --------------------------
Cash Flows from Financing Activities:
   Payment of note receivable from stockholder                                         200,000             --
   Purchase of treasury stock                                                         (538,025)            --
   Exercise of stock options                                                            52,799         10,540
   Payments under capital lease obligations                                            (30,730)       (45,840)
                                                                                   --------------------------
Net Cash  (Used in) Financing Activities                                              (315,956)       (35,300)
                                                                                   --------------------------
Net (Decrease) Increase in Cash and Cash equivalents                                  (131,792)     3,403,020
Cash and Cash Equivalents, beginning of period                                       7,505,691      1,756,991
                                                                                   --------------------------
Cash and Cash equivalents, end of period                                           $ 7,373,899    $ 5,160,011
                                                                                   ==========================
Supplemental Disclosure:
Cash paid for interest                                                             $     3,604    $     6,514
                                                                                   ==========================


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 30, 2006. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, Working Values, Ltd and Skye Multimedia Ltd. (Skye), although in the latter case only as of March 1, 2006. All material inter-company accounts and transactions have been eliminated.

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company develops programs on governance, compliance and ethics for corporations. As a result of its acquisitions of Sage Online and Skye Multimedia, Inc. in February 2006, the Company now also offers educational products for the banking and pharmaceutical industries. SmartPros also produces custom videos and rents out its studios.

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

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. For the nine-month period ended September 30, 2006, the Company has expended approximately $45,000 on such costs. The amortization period is five years, except for the Sarbanes-Oxley courses which have a three year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of the acquisition of the assets of Sage On-Line, the Company acquired an additional $250,000 of course costs which are being amortized over a five-year period as well. Included in other intangible assets at September 30, 2006, are capitalized course costs of $584,519, net of accumulated amortization of $227,181.

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

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 15,125 and 32,877 for the nine month periods ended September 30, 2006 and 2005, respectively, and 11,108 and 29,634 shares for the three-month periods ended September 30, 2006 and 2005, respectively, include the Company's stock options and warrants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares reserved for grants under the plan is 882,319, provided that restricted stock grants may not exceed 200,000 shares. As of September 30, 2006 there were 350,357 options outstanding, of which 311,901 are currently exercisable and 502,502 options are available for future grants. To date, 29,460 options have been exercised. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied. To date, no restricted stock awards have been issued under this plan.

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

         As a result of the adoption of SFAS No. 123(R), the Company's results for the nine-month period ended September 30, 2006 include share-based compensation expense totaling approximately $19,000. Such amounts have been included in the Condensed Consolidated Statements of Operations within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the nine months ended September 30, 2005 totaled $0.

         Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

         The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $1.20 and $0, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123(R) and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

         The assumptions made in calculating the fair values of options for the nine month period ended September 30, 2006 is as follows:

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

                                                               NINE MONTHS ENDED  THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2005  SEPTEMBER 30, 2005
                                                              ------------------  ------------------
Net income as reported                                          $      537,738      $   147,527
Add:  Stock-based compensation included in reported net
income
Deduct:  Total stock-based compensation expense determined
under fair value-based method for all awards (no tax
effect)                                                                (22,818)          (7,606)
                                                                --------------      -----------
Pro forma net income                                            $      514,920      $   139,921
                                                                ==============      ===========

Net income per share:
Basic - as reported                                             $          .11      $       .03
                                                                ==============      ===========
Basic  - pro forma                                              $          .11      $       .03
                                                                ==============      ===========

Diluted - as reported                                           $          .10      $       .03
                                                                ==============      ===========
Diluted - pro forma                                             $          .10      $       .03
                                                                ==============      ===========


         The Company granted 15,100 options under the Plan during the nine months ended September 30, 2006 at exercise prices ranging from $3.00 per share to $3.05 per share, 24,558 options were exercised at a price of $2.15 and 46,716 shares were forfeited. In addition, on October 12, 2006 the Company granted 26,000 options to three officers. These options have an exercise price of $2.75 and vest ratably over a three-year period commencing one year from date of issue.

         The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2006:

                                                  WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                  NUMBER OF        EXERCISE PRICE           REMAINING
       STOCK OPTIONS               SHARES             PER SHARE          CONTRACTUAL TERM
----------------------------    --------------    ------------------    -------------------
Outstanding at January 1,
  2006                             406,531              $4.67                  5.8
Granted                             15,100              $3.03
Exercised                          (24,558)             $2.15
Forfeited/expired                  (46,716)             $5.08
                                --------------
Outstanding at September
30, 2006                           350,357              $4.72                  6.0
                                ==============    ==================    ===================
Exercisable at September
30, 2006                           311,901              $4.84                  6.0
                                ==============    ==================    ===================

         INCOME TAX EXPENSE

         Commencing January 1, 2006, the Company is recognizing the benefit of its deferred income tax asset available from its net operating loss carryforward. This resulted in an income tax benefit of $136,000 for the nine months ended September 30, 2006, which is offset by an adjustment for an accrual of estimated alternative income tax of approximately $3,800.

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

         Initially, our accounting/finance programs were delivered on videotape. In 1998, we recognized that, to remain competitive, we would have to make our products available in digital format for distribution over the Internet and corporate intranets. Towards that end we hired information technology professionals to build a new media department that, among other things, would convert our programs to digital format for online delivery. Today, online subscription sales are the fastest growing part of our business. In addition, as part of the Pro2Net acquisition, we acquired a learning management system, marketed under the name SmartPros' Professional Education Center(TM). Our ability to provide value-added services through this platform, we believe, is key to our revenue growth and future success.

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

         In April 2003, we acquired a library of custom-designed integrity-based courses and other assets from Working Values Group Ltd., a company that specialized in building custom-designed learning solutions for the general corporate community using traditional and alternative instructional techniques. As part of the transaction, we also hired the development team from Working Values Group. Working Values continues to focus on doing custom design work for its clients while building a library of off-the-shelf ethics courses.

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

         As a result of this acquisition, through our new subsidiary, Skye Multimedia Ltd. (Skye), we develop custom interactive marketing and training applications for CD, DVD, Internet and learning management systems. Skye offers a broad range of services including content design, animation, and audio/video production and application development. Skye's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries. Since the acquisition, Skye has generated approximately $875,000 in revenues.

         Also in February 2006, we acquired substantially all of the operating assets and assumed certain liabilities from Sage International Group, Inc.
(Sage). As a result, we acquired a library of 58 nationally certified online training solutions for the banking, securities and insurance industries. Sage's "off-the-shelf" courses and custom designed programs employ delivery methods suited to the specific needs of its clients which include professional firms of all sizes as well as many of the Fortune 500 companies and a large number of midsize and small companies.

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

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. Through September 30, 2006, we have used approximately $1.2 million of those proceeds; $500,000 to repay debt and $720,000 in connection with the acquisitions of Sage and Skye. On October 20, 2006, we purchased substantially all of the tangible and intangible assets of MGI Management Institute, Inc. (MGI) that were used by MGI in its business. The purchase price was $100,000, payable in cash. MGI designed, developed and conducted distance education courses covering a wide range of professional topics for engineers, legal administrators, manufacturers and others. MGI will be integrated into our existing engineering sales division. We intend to use the remaining $4.7 million net proceeds from the offering, cash flow from operations and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We continue to look for acquisition opportunities. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as law, insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

         Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of on-line sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Both Working Values and Skye recognize revenue on a proportional performance basis.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         The third quarter of 2006 was our eighth consecutive quarter of profitability. The following table compares our statement of operations data for the three months ended September 30, 2006 and 2005. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering, banking/insurance securities or corporate training) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------
                                                     2006                            2005
                                          ----------------------------   -----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE       CHANGE
                                          ------------    ------------   --------------    -----------    ------------
Net revenues                               $3,174,771        100.0%        $2,416,338         100.0%            31.4%
Cost of revenues                            1,379,795         43.5%           933,524          38.6%            47.8%
                                          ------------    ------------   --------------    -----------
Gross profit                                1,794,976         56.5%         1,482,814          61.4%            21.1%
                                          ------------    ------------   --------------    -----------
Selling, general and administrative         1,429,570         45.0%         1,242,024          51.4%            15.1%
Depreciation and amortization                 164,212          5.2%           148,999           6.2%            10.2%
                                          ------------    ------------   --------------    -----------
Total operating expenses                    1,593,782         50.2%         1,391,023          57.6%            14.6%
                                          ------------    ------------   --------------    -----------
Operating income                              201,194          6.3%            91,791           3.8%           119.2%
Other income, net                              84,011          2.6%            55,736           2.3%            50.7%
                                          ------------    ------------   --------------    -----------
Net income before income tax benefit          285,205          9.0%        $  147,527           6.1%            93.3%
Income tax benefit                             45,165          1.4%              --                            100.0%
                                          ------------    ------------   --------------    -----------
Net income                                 $  330,370         10.4%        $  147,527           6.1%           123.9%
                                          ============    ============   ==============    ===========


     NET REVENUES

         Net revenues for the quarter ended September 30, 2006 increased approximately $758,000, or 31.4%, compared to net revenues for the three months ended September 30, 2005. This was primarily due to revenues of $445,000 generated by Skye in the quarter. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2006 period, net revenues from online sales accounted for approximately $811,000, or 25% of net revenues, compared to $688,000, or 28% of net revenues in the comparable 2005 period. This represents an 18% increase in absolute dollars even though as a percentage of net revenues online sales declined because most of Skye's sales are not over the Internet.

         In the third quarter of 2006, net revenues from our accounting/finance and related products were $2.2 million or 68% of sales, compared to $1.8 million or 75% of sales in the comparable 2005 period. Sales of our subscription-based products which include both subscription based revenue and direct sales of course material on a non-subscription basis increased from $1.83 million in 2005 to $1.93 million in 2006. This increase is due to our continued marketing efforts to increase sales. Revenues from other projects in our accounting division that are not subscription-based, increased from $179,000 in 2005 to $236,000 in 2006. These sales fluctuate from period to period are not indicative of any trends.

         In the third quarter of 2006, Skye generated $445,000 of revenue. Also, sales from our Sage Online course catalogue generated $47,000 of revenue during the quarter.

         For the third quarter of 2006, Working Values contributed $178,000 to net revenues compared to $101,000 in the third quarter of 2005. This income is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. We expect Working Values to continue its revenue growth for the balance of 2006 due to a number of custom consulting projects currently in progress.

         Net revenues from sales of our engineering products, which are not subscription-based, were $114,000 in the third quarter of 2006 compared to $95,000 in the third quarter of 2005. This increase is not indicative of any trends, but is a result of timing differences in the placement of orders from customers and greater marketing efforts.

         Net revenues from video production, duplication and consulting services for the third quarter of 2006 were $224,000 compared to $365,000 for the third quarter of 2005. In general, we believe this decline reflects an overall trend in the video production and duplication business and is also due in part to the fact that the previous head of this department left in January 2006, which resulted in lost business, and we did not hire his replacement until March 2006. Since then, there has been a steady increase in net revenues from this department as well as an increase in the number of new customers. Consulting revenue declined as a result of the completion of large contracts in the first half of 2005. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

     COST OF REVENUES

         Cost of revenues includes (i) production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Skye and our other non-subscription based divisions operate on a lower gross profit percentage than that of our subscription-based products. Our gross profit percentage decreased from 61.4% for the three months ended September 30, 2005 to 56.5% in the current period. In addition, we have devoted a significant amount of internal resources in developing new products and re-tooling existing products, and technology that have not been capitalized and are therefore included in our cost of revenues.

         Compared to the third quarter of 2005, cost of revenues in the third quarter of 2006 increased by $446,000. The increase was primarily attributable to payroll and related costs from our newly acquired subsidiary and other production related costs. Due to the increased direct costs as a result of our acquisitions, our product mix has changed resulting in lower gross profit.

         o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the out-sourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $397,000. This increase is directly related to the outsourcing of technology personnel for jobs in Skye. The decrease in video production revenue also resulted in lower personnel costs. Direct production costs, which are costs related to producing videos other than labor costs, such as the cost of renting equipment and locations, and the use of outsourced labor in the technology area, increased $29,000. The variation in direct production costs are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

         o ROYALTIES. Royalty expense decreased in the three months ended September 30, 2006 compared to the comparable 2005 period by $25,000. This is a result of product mixes in the engineering sector and royalties due to our organizational partners in the accounting education area.

         o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $21,000. We have reduced salaries and related costs in our video production department by $43,000 as a result of decreased business. We have also reduced salaries and related costs in our technology and Working Values divisions by approximately $31,000. However, these savings are offset by salaries and related costs in the Skye's subsidiary of approximately $93,000.

         o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $24,000 from 2005 to 2006. This is a direct result of increased business from Working Values, of which a substantial portion was billed to their clients.

     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses increased by $188,000 in the third quarter of 2006 from the comparable period in 2005. This represents a 15% increase from the comparable 2005 period. This increase is primarily attributable to the inclusion of Skye's operating expenses in the current period. General and administrative costs consist of a number of different types of expenses, including salaries and related costs. The increase in salaries is a result of a number of factors including additional personnel costs of approximately $252,000 as a result of our recent acquisitions, offset by savings in salary due to the resignation of our president in the first quarter. Selling costs, which include advertising, promotion, travel and entertainment, increased by $3,000. Our other operating costs decreased by approximately $3,000, including a $3,300 charge for recording the expense of stock options as now required by SFAS 123R, and lowering our investor relations expense by $15,000 from the prior year. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of our recent acquisitions and a general increase in such costs as health insurance and travel.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $15,000 in the third quarter of 2006 compared to the third quarter of 2005 as a result of increased amortization expense from our recent acquisitions and capitalized course costs. We expect our depreciation and amortization expenses on our fixed assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     INCOME FROM OPERATIONS

         For the three months ended September 30, 2006, net income from operations was $201,000 compared to $92,000 in the comparable period of 2005. This increase is primarily attributable to the performance of Skye, and increased sales of our accounting and engineering products, as well as increased sales from Working Values. Our quarterly earnings are affected by the mix of custom projects compared to subscription and education-based sales.

     OTHER INCOME/EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As a result of the successful completion of our initial public offering, we were able to retire all of our debt (other than capital lease obligations), reducing our interest expense. At the same time, since we have not yet used the balance of the net proceeds from our initial public offering, our interest income has increased. As a result, for the third quarter of 2006 we had net interest income of $84,000 compared to net interest income of $56,000 in the third quarter of 2005 after expending approximately $720,000 for acquisitions in February 2006 and $538,000 during the quarter for the purchase of treasury stock. The additional income is to due to the increase in interest rates from 2005 to 2006.

     PROVISION FOR INCOME TAXES

         The Company has begun to account for deferred tax benefits available from its net operating loss carryforward pursuant to SFAS No. 109. It is anticipated that the Company will recognize approximately $200,000 in such benefits this year, offset by any charges for the corporate alternative minimum tax.

     NET INCOME

         For the three months ended September 30, 2006, we recorded a net profit of $330,000, or $.07 per share, basic and diluted, compared to a net income of $148,000 or $.03 per share, basic and diluted, for the three months ended September 30, 2005. The increase in net profit is attributable to growth in sales and the income tax benefit being recognized in the current period. Earnings per share before the benefit of the deferred tax asset would have been $.06 per share.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         The following table compares our statement of operations data for the nine months ended September 30, 2006 and 2005. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering, banking/insurance/securities or corporate training) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------
                                                     2006                            2005
                                          ----------------------------   -----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE       CHANGE
                                          ------------    ------------   --------------    -----------    ------------
Net revenues                              $ 8,630,243        100.0%       $ 7,972,330       100.0%            8.3%
Cost of revenues                            3,584,891         41.5%         3,174,468        39.8%           12.9%
                                          ------------    ------------   --------------    -----------
Gross profit                                5,045,352         58.5%         4,797,862        60.2%            5.2%
                                          ------------    ------------   --------------    -----------
Selling, general and administrative         4,263,962         49.4%         3,952,854        49.6%            7.9%
Depreciation and amortization                 480,792          5.6%           434,898         5.5%           10.6%
                                          ------------    ------------   --------------    -----------
Total operating expenses                    4,744,754         55.0%         4,387,752        55.0%            8.1%
                                          ------------    ------------   --------------    -----------
Operating income                              300,598         3.5%            410,110         5.1%          (26.7%)
Other (expense), net                          235,686         6.6%            127,628         1.6%           84.7%
                                          ------------    ------------   --------------    -----------
Net income before income tax benefit          536,284         6.2%         $  537,738         6.7%            (.3%)
Income tax benefit                            132,250         1.5%              --             --          100.00%
                                          ------------    ------------   --------------    -----------
Net income                                $   668,534         7.7%         $  537,738         6.7%           24.3%
                                          ============    ============   ==============    ===========

     NET REVENUES

         Net revenues for the nine months ended September 30, 2006 increased approximately $658,000, or 8.3%, compared to net revenues for the nine months ended September 30, 2005. This was primarily due to revenues from our new Skye subsidiary of approximately $875,000, growth in our accounting education division of approximately $230,000 offset by a decline in our video production and duplication division of $433,000. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In the 2006 and 2005 periods, net revenues from online sales were approximately $2,217,000 and $2,125,000 or 26% and 27% of net revenues respectively. In the 2005 period online sales included a non-repetitive development fee and usage charge for a course designed for one customer in excess of approximately $200,000.

         In the nine months ended September 30, 2006, net revenues from our accounting/finance and related products were $6.2 million or 72% of sales, compared to $6.0 million or 75% of sales in the comparable 2005 period. Sales of our subscription based products increased from $5.2 million in 2005 to $5.5 million in 2006. This increase is due to various factors, including converting a number of our existing video customers to our online services, partnering with more professional organizations and our continued marketing efforts to increase sales. Revenue from other projects in our accounting division which are not subscription based, decreased from $743,000 in 2005 to $702,000 in 2006. These sales fluctuate from period to period are not indicative of any trends.

         Skye, which commenced operations on March 1, 2006, generated $875,000 in net revenue for the period. Also, sales from our Sage Online course catalogue acquired in March 2006 generated $66,000 of revenue.

         For the first nine months of 2006, Working Values contributed $483,000 to net revenues compared to $287,000 in the comparable period of 2005. This income is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

         Net revenues from sales of our engineering products, which are not subscription-based, were $401,000 in the first nine months of 2006 compared to $418,000 in the first nine months of 2005. This decrease is not indicative of any trends in this division, but is a result of timing differences in the placement of orders from customers.

         Net revenues from video production and duplication for the first nine months of 2006 were $535,000 compared to $969,000 for the first nine months of 2005. This decrease is primarily attributable to the general decline in the video duplication business, as well as a result a result of the change in management in that department. In March 2006 we hired a new vice president of video production. Consulting revenues decreased by $259,000 from $327,000 in the 2005 period to $69,000 in the 2006 period. This decrease is in not indicative of any trends but based on the completion of certain custom projects. Our consulting/technology division performs various services for the Company and its various divisions which are not reflected in these financial statements.

     COST OF REVENUES

         For the period, we maintained our gross profit percentage, even after including the operating results of Skye that operates on a lower gross profit percentage. This is typical of non-subscription based products.

         Compared to the nine months of 2005, cost of revenues in the first nine months of 2006 increased by $410,000. The increase is primarily attributable to both personnel and sub-contracted labor costs related to various projects of Skye. Costs of revenues for the 2006 period included approximately $10,000 of costs directly related to developing Working Values' ethics courses and approximately $21,000 related to integrating Sage's banking courses into our technology systems. Of the latter amount, $13,000 was personnel costs and $8,000 reflects payments to third party consultants and other expenses. We are also expending significant resources on updating our course catalog. The expenses that showed the greatest variations from 2005 to 2006 and the reasons for those variations were as follows:

         o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. The cost of such outside labor, which is primarily video production and technology personnel, increased $281,000. This increase is again directly related to the completion of a number of custom projects of Skye and includes the outsourcing of certain technology projects overseas where the labor rates are reduced. Direct production costs, which are costs related to producing videos or custom technology projects other than labor costs, such as the cost of renting equipment and locations and any outside costs related to technology or Skye projects, increased $68,000. These variations are related to the type of video production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

         o ROYALTIES. Royalty expense increased for the nine months ended September 30, 2006 compared to the comparable 2005 period by $11,000. This increase is due to a growth of sales in our accounting products and the mix of products in the engineering area that have various royalty arrangements.

         o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $87,000. Although we have reduced salaries and related costs in our video production department by $115,000 as a result of decreased business, that savings is offset by the salaries and related costs in our Skye subsidiary of approximately $231,000. Salaries in the combined areas of technology and Working Values decreased by approximately $30,000 in the 2005 period as compared to the 2005 period.

         o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $32,000 from $156,000 in 2005 to $188,000 in 2006, primarily as a result of travel costs related to custom projects.

     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the first nine months of 2006 were $4.3 million as compared to $4.0 million or an increase of $311,000, over the comparable period in 2005. As a percentage of net revenues these costs were relatively flat. Personnel costs increased by $365,000 from 2005 to 2006. This increase is primarily a result of additional personnel costs as a result of our recent acquisitions. Although we have increased salaries and personnel in our sales and marketing and finance departments, these were offset by reductions in other personnel costs. Our other operating costs decreased by approximately $49,000, including a $19,000 charge for recording the expense of stock options required by SFAS No. 123R. We have reduced the costs of our being a public company by lowering our investor relations expense by $45,000 from the prior year, and we continue to look for opportunities to reduce our overhead further. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of our recent acquisitions.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $46,000 in the first nine months of 2006 compared to the comparable period in 2005 as a result of increased amortization expense from our recent acquisitions and capitalized course costs. We expect our depreciation and amortization expenses on our fixed assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     INCOME FROM OPERATIONS

         For the nine months ended September 30, 2006, net income from operations was $301,000 compared to $410,000 in the comparable period of 2005. This decrease is primarily attributable to the decline in revenues from our video production and consulting divisions; internal costs incurred in integrating our new product acquisitions; and from increased general and administrative costs. Our quarterly earnings are affected by the mix of custom projects compared to subscription and education-based sales.

     OTHER INCOME/EXPENSES

         For the first nine months of 2006, we had net interest income of $236,000 compared to net interest income of $128,000 in the nine months of 2005 after expending approximately $720,000 for acquisitions in February 2006 and $538,000 for the purchase of treasury stock in the third quarter. This is to due to the increase in interest rates from 2005 to 2006.

     PROVISION FOR INCOME TAXES

         The Company has begun to account for deferred tax benefits available from its net operating loss carryforward pursuant to SFAS No. 109. It is anticipated that the Company will recognize approximately $200,000 in such benefits this year, offset by any charges for the corporate alternative minimum tax.

     NET INCOME

         For the nine months ended September 30, 2006, we recorded a net profit of $669,000, or $.13 per share, basic and diluted, compared to a net income of $538,000 or $.11 per share, basic and diluted, for the nine months ended September 30, 2005. The increase in net profit is attributable to the benefit of the deferred tax asset. Earnings per share before the benefit of the deferred tax asset would have been $.11 per share.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004, we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million. Through September 30, 2006, we have used approximately $720,000 of these funds to make acquisitions.

         Our working capital as of September 30, 2006 was approximately $4.43 million compared to $4.3 million at December 31, 2005. Our current ratio at September 30, 2006 was 1.96 to 1 compared to 2.02 to 1 at December 31, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $3.9 million at September 30, 2006 compared to $3.7 million at December 31, 2005, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues. For the nine months ended September 30, 2006, net cash provided by operating activities was $995,000 and we had a net cash decrease of $132,000, which included an outlay of approximately $720,000 for acquisitions, $538,025 for the purchase of treasury stock and the receipt of $245,000 for the repayment of the note receivable and accrued interest from stockholder. Included in the decrease is approximately $91,000 for asset purchases and course capitalization. We also received $53,000 from the exercise of stock options. Our accounts receivable and deferred revenue have increased by approximately $905,000 from the beginning of the year, indicating a growth in sales that will be recognized in subsequent periods.

         Capital expenditures for the nine months ended September 30, 2006 were approximately $91,000, which consisted primarily of computer equipment purchases and the capitalization of internally produced courses for Working Values and our SmartPros Advantage library of courses. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         At September 30, 2006, our only indebtedness consisted of capital lease obligations, the balance of which was $33,000 compared to $64,000 at December 31, 2005. We have two outstanding leases with IDB Leasing, which had an aggregate outstanding balance at September 30, 2006 of $17,000. One lease has a 48-month term that expires in 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. The second lease has a 36-month term that expires in 2007, an imputed interest rate of 6.05% and a monthly payment of $313. In August 2004, we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At September 30, 2006, the balance on the loan was $17,000.

         As of September 30, 2006, we had commitments under three operating leases - the leases for our executive offices in Hawthorne, New York, the Working Values executive offices in Sharon, Massachusetts and Skye's executive offices in Bridgewater, New Jersey - aggregating $1.2 million through February 2010.

         On October 20, 2006, we purchased substantially all of the tangible and intangible assets of MGI Management Institute, Inc. (MGI) that were used by MGI in its business. The purchase price was $100,000, payable in cash. MGI designed, developed and conducted distance education courses covering a wide range of professional topics for engineers, legal administrators, manufacturers and others. MGI will be integrated into our existing engineering sales division.

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

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On November 8, 2005, the Board of Directors approved a stock buy back program under which $750,000 of our funds was allocated to purchase shares of our common stock on the American Stock Exchange commencing December 1, 2005 and ending November 7, 2006. During the quarter ended September 30, 2006, we purchased 201,000 shares at a total cost of $538,025. Cumulatively, we have purchased 252,725 shares for a total cost of $702,625.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           (c)                      (d)
                                                                     TOTAL NUMBER OF        APPROXIMATE DOLLAR
                                  (a)                (b)            SHARES PURCHASED       VALUE OF SHARES THAT
                              TOTAL NUMBER         AVERAGE             AS PART OF          MAY YET BE PURCHASED
                               OF SHARES         PRICE PAID        PUBLICLY ANNOUNCED       UNDER THE PLANS OR
       PERIOD                  PURCHASED          PER SHARE         PLANS OR PROGRAMS            PROGRAMS
--------------------------    -------------    ----------------    --------------------    ----------------------
Month #1
(July 1-31, 2006)                  --                --                    --                    $ 585,400

Month #2
(August 1-31, 2006)                1,000           $  3.03                 1,000                 $ 582,375

Month #3
(September 1-30, 2006)           200,000           $  2.68               200,000                 $  46,375
                              -------------    ----------------    --------------------

Total                            201,000           $  2.68               201,000
                              =============    ================    ====================

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

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

                                             SmartPros Ltd.
                                             --------------
                                             (Registrant)

Date:   November 7, 2006                     /s/ Allen S. Greene
                                             -------------------
                                             Chief Executive Officer

Date:   November 7, 2006                     /s/ Stanley P. Wirtheim
                                             -----------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)