Form 10KSB
period 2006-12-31
SmartPros Ltd.
filed 2007-03-26
CIK 1289863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

                                       or

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

                   12 Skyline Drive, Hawthorne, New York 10532
               -----------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (914) 345-2620
               -----------------------------------------------------
                  Issuer's Telephone Number Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
 Title of Each Class                                   on Which Registered
 -------------------                             -------------------------------
Common Stock, par value $.0001 per share            American Stock Exchange
Warrants                                            American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

Issuer's revenues for its most recent fiscal year:   $12,462,086

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Approximately, $25,400,000 as of March 21, 2007

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,186,505

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement, which the issuer expects to file before April 30, 2007, relating to the issuer's Annual Meeting of Stockholders to be held on or about June 14, 2007, is incorporated by reference in Part III to the extent described therein.

Transitional Small Business Disclosure Format (Check one):       Yes [ ]  No |X|

                                 SMARTPROS LTD.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I
     Item 1.......Description of Business...........................................................................2
     Item 2.......Description of Property..........................................................................21
     Item 3.......Legal Proceedings................................................................................21
     Item 4.......Submission of Matters to a Vote of Security Holders..............................................21

PART II
     Item 5.......Market for Common Equity and Related Stockholder Matters and Issuer Purchases Of
                  Equity Securities................................................................................21
     Item 6.......Management's Discussion and Analysis of Financial Condition and Results of
                  Operation........................................................................................22
     Item 7.......Financial Statements.............................................................................30
     Item 8.......Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.......................................................................................31

PART III
     Item 9.......Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
                  Compliance with Section 16(a) of the Exchange Act................................................31
     Item 10......Executive Compensation...........................................................................31
     Item 11......Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters..............................................................................32
     Item 12......Certain Relationships and Related Transactions, and Director Independence........................32
     Item 13......Exhibits.........................................................................................32
     Item 14......Principal Accountant Fees and Services...........................................................33


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

                                     PART I

ITEM 1     DESCRIPTION OF BUSINESS

OVERVIEW

         We provide learning solutions for accounting/finance, legal and engineering professionals--three large vertical markets with mandatory continuing education requirements. In addition, we provide learning and training solutions for the pharmaceutical, banking, securities, insurance and technology industries. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer "off-the-shelf" courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Our customers include professional firms of all sizes as well as many of the Fortune 500 companies and a large number of midsize and small companies.

         Our learning solutions for professionals are designed to meet the initial and ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet these standards and adhere to the requirements of all state boards of accountancy as well as those of various professional and certifying organizations. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers, and the Project Management Institute.

         Our entire continuing legal education library is approved in 12 states and some or all of the continuing legal education courses are approved in 24 states. Unlike the accounting and engineering professions, where a national organization overseas the approval process for continuing education courses, in the legal profession each state's bar, state judiciary or other organization controls the approval process.

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

         Our products are available in one or more of the following formats: print, videotape and digital. Digital format can be delivered on CD-ROM, DVD or over the Internet. The Internet is our fastest growing delivery channel, attracting new and existing subscribers. Our solutions are flexible, cost-efficient and easy to use. They alleviate many of the inefficiencies associated with traditional classroom training, such as travel costs, scheduling difficulties and opportunity costs. In addition, we also offer our clients a learning content management system, which allows the professionals and their employers to track usage and performance.

RECENT ACQUISITIONS

         We made four acquisitions during 2006. In February 2006 we acquired Skye Multimedia Ltd. and substantially all of the assets of Sage Group International, Inc. Skye develops custom interactive marketing and training applications for CD, DVD, the Internet and learning management systems. Skye offers a broad range of services including content development, design, animation, audio/video production and application development. Skye's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries. Sage's assets included 58 online training solutions totaling over 190 hours, for the banking, securities and insurance industries, which are now part of our financial services training division.

         In October 2006, we acquired substantially all of the assets of MGI Management Institute (MGI). MGI designs, develops and conducts distance education courses covering a wide variety of professional topics for engineers, manufacturing professionals and quality managers. These courses are delivered primarily in self-study format.

         In November 2006, through our Working Values subsidiary, we acquired substantially all of the assets of Cognistar Interactive Corporation (Cognistar). Cognistar offers 167 online courses in continuing legal education
(CLE) and business ethics, reflecting over 200 hours of course material. Some or all of these courses qualify for CLE credit in 24 states. Cognistar also produces and hosts various custom-designed courses, which meet specific client needs.

         On March 1, 2007, we acquired substantially all of the assets of The Selbst Group Inc. The Selbst Group, founded in 1974, is a specialized consulting firm providing sales, sales management training, product training and marketing support for the financial services industry.

CORPORATE HISTORY

         We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. ("CVE"). In January 2000 we changed our name to KeepSmart.com, Inc. and in June 2001 we changed our name to SmartPros Ltd. Our wholly owned subsidiary, Working Values, Ltd., was formed in March 2003 under the laws of the Commonwealth of Massachusetts. Skye Multimedia Ltd. was formed in February 2006 under the laws of the State of New Jersey for the purpose of acquiring certain assets and liabilities of Skye Multimedia Inc.

INDUSTRY BACKGROUND

         The American Society for Training and Development, in its 2006 STATE OF THE INDUSTRY report, estimates that in 2006 U.S. organizations spent $109 billion on employee learning and development. The accounting and finance market includes certified public accountants, certified management accountants, certified internal auditors and other accounting professionals, as well as corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements. According to the Bureau of Labor Statistics, in 2005 there were over two million accountants and finance professionals in the United States. Based on the fact that the American Institute of Certified Public Accountants claims it has over 330,000 members representing approximately 60% of all the certified public accountants in the United States, we estimate there are currently more than 500,000 certified public accountants and financial professionals that require continuing professional education credit to maintain their professional accreditations and hundreds of thousands of other financial management professionals that require continuing professional education credit to maintain their certifications.

         To maintain their licenses, accounting professionals must satisfy the continuing professional educational requirements mandated by the State Boards of Accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state as well as the District of Columbia and the U.S. Territories, other than Wisconsin and the Virgin Islands, which do not have any continuing professional education requirement, requires at least 40 hours of continuing professional education credit annually to maintain an accounting license. In addition, in terms of whether a particular course will qualify for CPE credit, 36 states, the District of Columbia, and Puerto Rico automatically accept courses offered by the National Registry of CPE Sponsors, also known as NASBA (National Association of State Boards of Accountancy). Three states require registration with their licensing agencies. The remaining states, other than Wisconsin, and U.S. Territories, other than the Virgin Islands, have standards that mirror those of NASBA and have no formal registration requirements.

         According to the Bureau of Labor Statistics, in 2005 there were 1.5 million engineers in the United States, as well as over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering, is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2006 over 40,000 engineers sat for the exam and 73% passed. In addition, engineers who pass the Fundamentals of Engineering exam must then take a second exam to be licensed as a professional engineer in a specific area such as civil engineering or mechanical engineering. For example, the Professional Engineering, or PE, exam for civil engineering is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2006, 64% of the total candidates taking the exam, which covers multiple disciplines, passed.

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

         Forty-one states require some form of continuing legal education with requirements ranging between ten hours per year to a total of 45 hours every three years. All courses have to be approved by the respective bar associations of each state. Unlike other professions, each state rather than a national organization exercises control over the requirements and content approval of continuing legal education courses, which makes the approval process more difficult.

         Over the last few years, legislators, government and market regulators, the investment community and the general public have become more aware of issues involving corporate governance, ethics and compliance. This awareness resulted in allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations, mutual funds and market specialists as well as the New York Stock Exchange. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public. We anticipate that corporate spending on compliance and ethics training programs will increase.

         Although professional and corporate training has historically been dominated by traditional classroom instruction, advances in communications technology are changing the manner in which corporate training is developed, delivered and tracked. In addition, competition demands that professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led--and, we believe, will continue to drive--the demand for continuing professional education and corporate training solutions that are available in multiple, flexible and cost-effective formats.

OUR BUSINESS

         Our business is designed to satisfy the growing needs of:

    o professionals and their employers to comply with initial and continuing professional education requirements in a flexible cost-effective manner;

    o businesses to provide their employees and managers with training programs addressing the needs of their respective industries, corporate governance, ethics and compliance issues; and

    o professionals and businesses to be able to track and monitor their and their employees' compliance with continuing education requirements and to assess the effectiveness of their educational programs.

         To address these needs, we have approximately 2,000 hours of programs that currently are available in one or more formats including print, videotape, CD-ROM or online--approximately 1,000 in accounting/finance, 600 in engineering, 190 hours in banking and 200 hours in legal training, not including custom-designed courses. We develop customized courses based on specifications provided to us by our clients in both financial and non-financial industries. Most of our courses are designed to accommodate both group and self-study.

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

         Our engineering products include courses that are designed to help prepare engineers for the basic entry level licensing exam and the civil engineering professional engineer licensing exam as well as courses that are designed to meet the ongoing professional development requirements mandated by various states. We generally jointly develop with or license these programs from an independent third party. Most of our engineering courses are available in print, CD-ROM format and/or online.

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

         Working Values' Cognistar division develops programs and provides services to the legal and corporate compliance market. These solutions include self-paced courses in a content-rich, engaging environment, that take full advantage of the Internet, and, most importantly, can be provided at significantly lower cost than other continuing education experiences. Cognistar products include accredited continuing legal education programs as well as customized corporate training programs.

         We have relationships with a number of professional organizations and societies that we believe are strategic either because we have co-marketing or co-branding arrangements with them or because we jointly develop products with them. While no single relationship is material to overall business, if all of these relationships were to terminate simultaneously, our competitive position in the marketplace would be adversely affected. The partners and the nature of our relationship with them are as follows:

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

         AMERICAN SOCIETY OF CIVIL ENGINEERS AND BOSTON SOCIETY OF CIVIL ENGINEERS. We jointly developed our PE Exam Review course with these organizations. In addition, with the ASCE we jointly developed 37.5 hours of technical civil engineering courses. The ASCE markets our courses to its members.

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

         AMERICAN SOCIETY OF MECHANICAL ENGINEERS.  The ASME sells our products.

         ASSOCIATION OF OPERATIONS MANAGEMENT. APICS sells our supply chain, inventory and production courses.

         AMERICAN INTELLECTUAL PROPERTY LAWYERS ASSOCIATION. We convert the AIPLA's live seminars to online format. The AIPLA markets our course catalog and their members are entitled to a discount off the list price.

         WESTERN INDEPENDENT BANKERS ASSOCIATION. The WIBA sells our banking course library to their members on their own co-branded Professional Education Center.

OUR STRATEGY

         Our objective is to become a leading provider of continuing professional education and corporate training solutions in the United States. To achieve this goal, we will pursue the following strategies:

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

         MAKE STRATEGIC ACQUISITIONS. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions as evidenced by our recent acquisitions in the legal and banking markets.

         KEEP PACE WITH TECHNOLOGY. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of the Internet for business communication will continue, making it an increasingly important medium for distributing our products. At the same time we recognize that new technologies may emerge that will complement our model for flexible delivery of content. In 2006, we standardized our course delivery into a Flash-based streaming media model which we call our e-Learning Player (eLP). As a result, we are now able to deliver our content online to a greater number of Fortune 1000 and other companies. We plan to continue to monitor the development and market acceptance of new technologies and will make the necessary investment to adapt our products and services to them.

         EXPAND EXISTING ALLIANCES AND ENTER INTO NEW STRATEGIC ALLIANCES. We believe that alliances with professional organizations and associations and commercial content providers are important to our growth and competitive position in the industry. We plan to try to broaden these existing relationships as well as seek new ones.

OUR PRODUCTS AND SERVICES

         The following are our products and services:

     ACCOUNTING AND FINANCE

         Our accounting and finance libraries contain over 1,000 credit hours of content, of which 900 are generally available, and the balance is custom-designed for specific clients. Except for SmartPros Advantage, discussed below, which is only available online, our accounting and finance programs are available in both videotape, DVD and online. The videotape and DVD formats can be used for either group- or self-study. The online format is for self-study only and is usually available as text only, text with audio or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits in most states while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription, whether one, two or three years, the number of users, and the number of libraries covered. All prices are as of January 1, 2007.

         SMARTPROS ADVANTAGE. SPA is a skills-based learning library containing over 150 courses, varying in length from one to six credit hours. We produce these programs in our own production facility. We pay the authors of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals as well as public accountants. The courses are offered individually from $22.95 to $183.60 per course. The list price for a one-year subscription purchased online is $389.

         FINANCIAL MANAGEMENT NETWORK. FMN is a library of update programs dealing with currently relevant topics. Each month, we create four new programs, or segments, or a total of 48 new segments equal to 96 credit hours each year. We also maintain an online archive containing the most recent 72 programs representing 144 credit hours for our subscribers. The segments are written and produced by our staff and generally involve an independent industry professional as the interviewee. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. The list price for a one-year subscription to the group study video version starts at $5,295 and for the online version is $389 per user.

         CPA REPORT ("CPAR"). This library of programs covers topics in public accounting and is distributed primarily to accountants in public practice. Each month, other than March, we add six new segments in the following areas:
Individual Tax, Business Tax, Estate and Financial Planning, Specialized Tax Topics, Auditing and Accounting and Financial Reporting. We also offer an online archive containing the most recent 66 programs representing 132 credit hours. The list price for a one-year subscription to CPAR is $1,675 and $389 for the online version.

         THE CPA REPORT GOVERNMENT AND NOT-FOR-PROFIT. CPAR is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies and not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. We also publish an online archive containing 32 of the most recent programs representing 64 credit hours. The list price for a one-year subscription to the CPAR Government and Not-for-Profit edition is $475 for the video and $189 for the online version.

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

     ENGINEERING

         Our engineering library includes the following:

         PE EXAM REVIEW. Our interactive PE exam review course for civil engineers was developed jointly with the American Society of Civil Engineers and the Boston Society of Civil Engineers Section and is designed to prepare engineers to meet the entry-level requirements for civil engineering. The PE Exam Review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems that are comparable to the problems that are found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: Transportation; Sanitary and Environmental; Hydraulics and Hydrology; Structures; Geotechnical; Surveying; and Economics. The list price for the review course is $645.

         In October 2006, we purchased certain assets, including the course content of MGI, a provider of self-study courses to prepare for the PE exam. The MGI course work covers the same set of modules as our CD-ROM or online version, in a paper-based, self-study format that provides for instructor mentoring via email, telephone or submission of mini-exams for grading. The list price for the MGI review course is $390.

         ONLINE PROFESSIONAL DEVELOPMENT HOURS. We have a library, consisting of 65 hours, of engineering and management courses that qualify for professional development hours. For example, in the "General Engineering: Business Management" area we have over a dozen courses on various topics relating to managing a small professional practice. Over half of the content in this library was developed with the ASCE. Other courses in this library were developed with the ACEC. The list prices for these courses range from $30 to $449.

         PROJECT MANAGEMENT FOR ENGINEERS. This course was co-developed with URS Corporation, one of the largest engineering firms in the United States. The Project Management Institute (PMI) certifies this course for professional development unit credit for certified project managers and for professional development hours credit for civil engineers. Developed by engineers specifically for engineers, it was one of the first completely online interactive project management courses. The online format is enriched with audio and interactive graphics and allows the user to proceed at his or her own pace. The program is divided into 11 critical sections with over 60 individual learning modules. The Project Management Institute has certified the program. It provides over 35 hours continuing professional development credit. The list price for this course is $995 for 12-month access or $695 for six-month access.

         FUNDAMENTALS OF ENGINEERING EXAM REVIEW. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a flash-based, interactive review course that is being marketed directly and through professional associations to engineers as well as to engineering firms for their internal skill building and competency testing programs. It is available in CD-ROM and online. The list price for this course is $299 for either the combination CD-ROM/online version or for the online version. We also private label the course for our strategic partners so they can market it to their members.

         The MGI self-study version of this course also provides for instructor mentoring and has a list price of $390.

         SUPPLY CHAIN AND CPIM CERTIFICATION. MGI provides to members of APICS a series of five courses that can be taken as either stand alone coursework or to become certified in Production and Inventory Management (CPIM). The courses are designed to help the user develop knowledge and skills in the essential areas of materials management and integrated resource management. Each APICS home-study course requires approximately 25 to 30 hours to complete. The list price for non-members for each course is $325.

         CORPORATE GOVERNANCE, COMPLIANCE AND ETHICS

         Working Values develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. Working Values currently offers the following products and services:

         Working Values develops custom built training and compliance programs for companies based on their specific needs through its Integrity Alignment Process. The intent is usually to meet the best practices standards of the Federal Sentencing Guidelines as well as other regulations. These products help create a culture of compliance through assessment methodologies and deployment of live and Web-based training and communication tools.

         Working Values has developed assessment tools to assess employee attitudes and awareness of critical integrity and antifraud risks and also an assessment that provides an objective snapshot of the values that underlie employee behavior, making it possible to translate qualitative data into quantitative data.

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

     LEGAL

         Working Values' Cognistar division offers 167 online courses in continuing legal education and business ethics. One or more of these courses are accredited for over 200 hours of CLE credit in approximately 24 states. In addition, Cognistar develops customized courses for its clients on a consulting basis.

     BANKING AND INSURANCE

         Through our financial services training division, we have added 58 courses totaling over 190 hours, in the banking, securities and insurance areas. Course offerings include banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, and industry-related sales and service. Most of these courses are certified by either the Institute of Certified Bankers or state insurance departments--and in addition, some courses meet the requirements of the Certified Financial Planner
(CFP) Board of Standards, Inc.

     VIDEO PRODUCTION AND DUPLICATION

         All of our programs are produced in our production facility, which also includes tape duplication equipment. In addition, the video production and duplication department generates its own revenue by leasing the facility to third parties and by producing third-party programs.

     CONSULTING AND E-COMMERCE

         Our technology department is principally a service department. Its primary function is to convert the accounting/finance and engineering programs from videotape to digital format for distribution on CD-ROM and the Internet. This department also maintains our various Web sites as well as our learning content management system, the SmartPros Professional Education Center (PEC) for subscribers to our accounting/finance and engineering products, and the Integrity Training Center for subscribers to our ethics and compliance training programs. The SmartPros Professional Education Center is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using the SmartPros PEC, our clients can review and assess usage of our programs by their employees and their employees' performance and the effectiveness of these programs. The SmartPros PEC is co-branded with the client's logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own learning management system, we develop an interface that allows them to access our system through their technology. These systems are not marketed as stand-alone products. Rather they are offered together with our library of content and allow subscribers to track usage and performance.

         The technology department also generates fees through Web site development and hosting, and consulting arrangements. For example, companies that have internal education programs have engaged us to convert those programs from workbook, instructor-led or videotaped-based courses to an e-learning format. We also offer our customers a broad range of support services, including technical support for our learning content management system. We believe that providing a high level of customer service and technical support is necessary to achieve a high level of customer satisfaction and sustained revenue growth.

         To further support and enhance our design and production capabilities, we acquired Skye Multimedia, a leader in the development of custom interactive marketing and training applications for delivery on CD, DVD, Internet and learning management systems. Skye has an established customer base stemming from a diverse range of industries, including pharmaceutical, financial and technology, among others which will give us the opportunity to cross-sell our products to those clients that are not currently using them.

PRODUCT DEVELOPMENT

         Our product development team includes Jeffrey Jacobs, Jack Fingerhut, Allen S. Greene and Denise Stefano in the accounting/finance area; and David Gebler and Stephen Henn in the areas of corporate governance, compliance, ethics and legal. Mr. Jacobs, who is the head of the department and the executive producer of our FMN product, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut, the Company's Co-Founder and President, is a certified public accountant and oversees the development of our accounting and banking programs and new product development. Ms. Stefano is a certified public accountant and a professor of accounting and is currently responsible for updating existing and introducing new courses in our SPA catalog. Mr. Gebler was the founder of Working Values Group Ltd. and joined us in 2003 when we purchased assets from Working Values Group. Mr. Gebler is an attorney who has focused on corporate governance, compliance and ethics matters for much of his career. Mr. Henn is also an attorney who was the former president of Cognistar and joined us as part of the acquisition. He is responsible for the development of course content and customized design in the legal area.

         Seth Oberman, the President of Skye, is responsible for the development and marketing of customized courses and training programs for the pharmaceutical, financial services and other industries that Skye services.

         We are planning to devote more internal resources to developing programs. We hire independent contractors to update, develop or assist in developing programs for us. In those instances where we are relying on outside sources for content or where we purchase existing content, our design and development team will develop or oversee the development of an effective format that focuses on performance objectives, instructional anti-practice strategies, interactivity and assessments. This process includes creating and designing study guides and course material, scripts and, in some cases, visual aids. The design and development team includes subject matter experts, instructional designers, technical writers and developers, graphic designers, content editors, and quality assurance reviewers. After final assembly and integration of all course components, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

SALES AND MARKETING

         Our sales and marketing strategy is designed to attract new customers and build brand awareness. We market our products through our alliances with professional organizations and associations, through our own inside telemarketing sales force, our outside sales force, and through our Web sites. We believe that this strategy allows us to focus our resources on the largest sales opportunities while simultaneously leveraging our strategic relationships.

         Our sales and marketing department includes a Senior Vice President of Sales, a Vice President of Marketing, and a sales staff of 17 people. The sales staff is divided between inside, or telesales, and field sales. The field sales force focuses on larger accounts. In addition, our senior executives, Allen S. Greene, Jack Fingerhut, David Gebler, Seth Oberman and Stephen Henn, dedicate varying portions of their time and efforts to sales and marketing activities. Finally, Joseph Fish, our Chief Technology Officer, spends a portion of his time selling and marketing our technology services.

         To supplement the efforts of our sales staff, we use comprehensive, targeted marketing programs, including direct mail to our customers as well as to members of the professional organizations with which we partner; public relations activities; advertising on our Web site and the Web sites of our strategic partners; participating in trade shows; and ongoing customer communication programs. We build brand awareness through our strategic relationships with the leading professional associations and organizations and the leading commercial content providers within the markets we serve. These strategic relationships include co-branding initiatives on new and existing products, joint advertising campaigns and e-commerce relationships.

TECHNOLOGY

         Our proprietary learning content management system, the SmartPros Professional Education Center, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application Web servers, XML and MS-SQL data sources, and utilize industry standard Web-browser and Internet technologies for content delivery to the end users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow our redundant server system is located at a secure Verizon co-location data center one mile from our Hawthorne, New York, main office. Currently, we use three co-location cabinets in their facility to house our server network infrastructure. This co-location allows the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.

         The SmartPros Professional Education Center includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full service solution includes a complementary array of communication tools such as e-mail, chat, message boards and learner tracking. The tracking of educational needs both internal to the system as well as external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called "My Courses."

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

    o INTERNET MULTIMEDIA CONTENT DELIVERY. We deliver high quality, low bandwidth video and audio via the Internet, intranets and extranets. This multimedia content enhances and personalizes the learning experience. We use Flash Media as the primary delivery mechanism for this content.

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

    o The expected growth of this market as demand for highly skilled professionals increases;

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

    o    Breadth, depth and relevancy of the course content;

    o    Performance support and other features of the training solution;

    o    Reputation of presenter;

    o    Adaptability, flexibility and scalability of the products offered;

    o    Liquidity and capital resources;

    o    Deployment options offered to customers;

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

         Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as SkillSoft plc and Saba Software, Inc.; private companies such as CPA2Biz, Inc., Bisk Education, Inc., and MicroMash in the accounting market; Red Vector.com Inc., AEC Direct and NetGen Learning Systems in the engineering market; and LRN, The Legal Knowledge Company, Integrity-Interactive Corporation, MIDI, Inc. and PLI-Corpedia in the corporate compliance and ethics market. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. In addition, potential competitors include large diversified publishing companies, such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies, including traditional providers of in-classroom instruction and remote learning solutions, such as DeVry University, as well as professional service companies, such as accounting firms, who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.

         Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries, which has enabled or will enable them to establish a stronger competitive position than we have. We sometimes compete directly with CPA2Biz. In addition, our competitors include SkillSoft and Saba who are both relatively large companies. However, SkillSoft's primary focus is e-learning content and software products for business and information technology professionals, markets that we do not currently serve. Saba principally provides software solutions that are used to manage people in large organizations although they do sell content as well. Since we currently do not market our learning management system as a stand-alone product, we do not compete presently with Saba in this area. However, many of our larger clients use the Saba system or another system for their learning content management. In those cases, we will interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client's learning management system.

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

         Our principal competitors in the area of providing continuing legal education are the Practicing Law Institute (PLI), West Legal Education Center, ALI-ABA Direct to Desktop CLE, CLEonline, and various state bar associations.

         Our principal competitors in the area of banking compliance training and continuing education for bankers include Bankers Edge, Bankers Academy (The Edcomm Group) and banking associations such as BAI, Bankers Training and Certification Center, and Independent Bankers Association.

OUR COMPETITIVE ADVANTAGES

         Our objective is to become a leading provider of learning solutions for the professional, pre-professional and business communities. We believe that the following competitive advantages will help us achieve this goal.

         HISTORY AND REPUTATION. We have been providing learning solutions for accounting and finance professionals for more than 25 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, banking/insurance and general corporate markets, as well as into new markets. In addition, the president of our Working Values subsidiary has been developing values, ethics and compliance education programs since 1993.

         We have been providing learning solutions for engineering professionals since 1997. Our recently acquired legal and financial services training divisions have been in business for eight years and five years respectively.

         Our financial services training division offers banks and other financial institutions a complete answer to many of their training needs with access to over 200 hours of online courses and a branded PEC customized for each bank at a reasonable price. The systems are easy for banks to set up and easy for employees to use.

         Our Skye subsidiary was originally founded in 1995 by its president and has been providing training solutions to its customers since then.

         PROFESSIONAL DESIGNATIONS AND STRATEGIC ALLIANCES. We believe that our relationships with some of the largest and most respected professional organizations and associations in the accounting and engineering professions:

     o    give us instant credibility in the marketplace;

     o    provide us with a distribution channel for our products;

     o    are a source for programs; and

     o provide us with access to a faculty around which to build other programs.

         As a NASBA-registered sponsor of continuing professional education programs for the accounting profession, and because we have been awarded the prestigious QAS (Quality Assurance Service) status, we believe we enjoy a competitive advantage in the accounting/finance market. Our registration with NASBA is renewed annually and our QAS certification was recently extended for two more years through December 1, 2008.

         EXTENSIVE LIBRARY. Our content library consists of over 2000 hours of proprietary education content including skills-based and update programs. We believe that our libraries are among the most extensive in the industry and help attract new subscribers. In the market for continuing legal education, we offer national courses compared to those offered by the local bar associations which usually deal with issues particular to that state. We also believe that our content and delivery technology is better than that of our competitors.

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

         VALUE-ADDED SERVICES. In addition to our extensive library of courseware, we also offer our customers a proprietary learning content management system, an administrative tool that enables organizations to monitor the use and efficacy of our programs.

         LARGE AND DIVERSIFIED CUSTOMER BASE. We have over 3,000 customers. Our customers include Fortune 500 companies, professional firms, small- and medium-sized companies and individuals. In the aggregate, we estimate that our corporate clients employ tens of thousands of accounting and finance professionals, representing a substantial universe of potential users. In addition, our corporate customers are a diversified group in terms of the industries and markets in which they operate. For example, our customers are some of the leading businesses in the following industries: accounting, banking and finance, law, insurance, technology, telecommunications, retail, aerospace, natural resources, construction and chemicals.

         END-TO-END SERVICE. All of our accounting/finance programs and our corporate training programs are produced, filmed, edited, duplicated and converted in-house. Our engineering programs are usually licensed from or developed in conjunction with an independent third-party but are filmed, edited, duplicated and converted into digital format in-house. Finally, we have a fulfillment center from which we ship our course materials, tapes as well as hard copies, to our customers. We believe our vertically integrated operation results in a more efficient production process and enhances the quality of our products.

         ONLINE RESOURCE AND CONTENT PROVIDER. We own and operate multiple Web sites, including www.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org and www.sageonlinelearning.com. Our SmartPros Web site has over 20,000 pages of proprietary content as well as links to professional organizations, associations and institutions, and is a marketing and distribution channel for our products. We believe that this Web site has become a destination for professionals based on the following data:

     o As a result of maintaining the Web site, we have built a database with over 350,000 profiled users.

     o    The Web site logs over 450,000 visits per month.

     o Through our Web sites, we serve over one million ads and 200,000 opt-in e-mails per month.

INTELLECTUAL PROPERTY

         We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. We own all of the following trademarks, trade names and/or service marks, which have either been federally registered or applications have been filed with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, PRO2NET, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER (PEC), FINANCIAL MANAGEMENT NETWORK (FMN), CPA REPORT (CPAR), INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT, COGNISTAR, SAGE, ACCOUNTINGNET and FINANCE JOBS. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is extremely difficult and the means we use to protect our proprietary rights may be inadequate. We believe that, ultimately, our success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of our personnel.

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

         In connection with our learning content management systems, our license agreement restricts use of the system and prohibits users from copying or sharing the system without our express written consent. Our learning content management systems incorporate products and systems and technology that we license and purchase from third parties. We cannot assure that we will be able to continue to license or support this technology on terms that we consider reasonable, if at all. If these licenses or maintenance agreements expire and we cannot renew them, they are substantially modified or if they were terminated for any reason, we would have to purchase, license or internally develop comparable products and systems. Anyone of these options may be expensive and/or time consuming, which could have a material adverse effect on our business and financial performance.

         We cannot prevent third parties from independently developing similar or competing systems, software and content that do not infringe on our rights. In addition, we cannot prevent third parties from asserting infringement claims against us relating to these systems and software. These claims, even if they are frivolous, could be expensive to defend and could divert management's attention from our operations. If we are ultimately found to be liable to third parties for infringing on their proprietary rights, we may be required to pay damages, which may be significant, and to either pay royalties to the owner or develop non-infringing technology, the cost of which may be significant.

GOVERNMENT REGULATION

         Government regulation is important to our business. Every state sets its own continuing professional education requirements in terms of the number of credits needed and the cycle in which those credits need to be earned, for accountants and lawyers. In addition, specific content will only qualify for continuing professional education credit if it meets specific criteria, which varies from state to state. In the accounting/finance area, most states have adopted the NASBA standards to address the quality of course content. We are a certified NASBA sponsor, meaning that the courses we offer to the general public on a subscription basis qualify for continuing professional education credits in those states that have either adopted the NASBA standards or their own standards similar to NASBA's, the District of Columbia and Puerto Rico. In the engineering area, there is less uniformity and each of our courses must be certified by the particular professional organization that oversees that particular specialty.

         The market for continuing legal education programs is regulated by the state bar association, state courts or other organizations in each state. The regulatory landscape is complex and varies from state to state.

         In addition, laws, rules and regulations enacted by governments and their agencies play an important role in the growth of our business. For example, we anticipate that the Sarbanes-Oxley Act of 2002 will help drive the growth of our Working Values subsidiary as companies seek to educate their employees on matters relating to corporate ethics, compliance and governance.

EMPLOYEES

         As of March 1, 2007, we had 77 employees of which 70 were full-time and seven were part-time. We have 43 employees based in our executive offices in Hawthorne, New York, four employees based in our office in Sharon, Massachusetts, and five employees in our Westborough, Massachusetts, office. Skye Multimedia employs 10 people in their Bridgewater, New Jersey, office. In addition, we have an aggregate of 15 employees that work out of their homes in New York, Washington, California, Illinois and Texas. We believe that our relationship with all of our employees is generally good.

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

         Our competitors include public companies, such as SkillSoft plc and Saba Software, Inc., and privately held companies, such as CPA2Biz, Inc. and Bisk Education, Inc. in the accounting area; and Red Vector.com Inc. and NetGen Learning Systems in the engineering market; and Integrity-Interactive Corporation, LRN, The Legal Knowledge Company and Corpedia in the general corporate compliance and ethics training market; and the Practicing Law Institute, West and ABA Direct in the legal market. We also compete with universities (traditional and online) and professional and not-for-profit organizations and associations. Potential competitors include traditional education and publishing companies as well as e-commerce providers. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances and/or lower cost structures than we do, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

         OUR GROWTH STRATEGY ASSUMES THAT WE WILL MAKE TARGETED STRATEGIC ACQUISITIONS.

         A key feature of our growth strategy is strategic acquisitions. We believe that the quickest and most efficient way for us to acquire new content is through targeted strategic acquisitions. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability will be impaired.

         In 2006, we made four strategic acquisitions in the legal, banking/insurance, engineering and custom development markets.

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

         In order to remain competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures, and customer preferences. We need to continuously develop new course material that addresses new developments, laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and other regulatory bodies. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our products and services may have a material and adverse effect on our operating results.

         OUR FUTURE GROWTH AND COMPETITIVENESS DEPENDS ON OUR ABILITY TO ADAPT TO NEW TECHNOLOGIES AND CHANGES TO EXISTING TECHNOLOGIES AND NEW APPLICATIONS TO MEET MARKET DEMAND.

         One of our principal competitive advantages is our ability to deliver content in multiple formats. This flexibility has enabled us to keep pace with changes in technology and has contributed to our growth. For example, we recently converted our entire course content to a Flash-based format because a Windows-based format could not get through the firewall of many potential clients. Keeping pace with technological developments can be difficult and expensive, adversely impacting our operating results. However, our continued growth depends on our ability to anticipate our customers' needs and preferences, and to adapt to those needs and preferences. If we fail to do that, the potential adverse impact could be significant to our business, operating results and financial condition. We cannot assure that we will be able to keep pace and adapt to changes in technology or customer preferences.

         OUR FUTURE SUCCESS DEPENDS ON RETAINING OUR EXISTING KEY EMPLOYEES AND HIRING AND ASSIMILATING NEW KEY EMPLOYEES. THE LOSS OF KEY EMPLOYEES OR THE INABILITY TO ATTRACT NEW KEY EMPLOYEES COULD LIMIT OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY, RESULTING IN LOST SALES AND A SLOWER RATE OF GROWTH.

         Our success depends in part on our ability to retain our key employees including our Chief Executive Officer, Allen S. Greene, and our President, Jack Fingerhut. Mr. Greene is an experienced senior corporate executive who has been instrumental in cutting costs, raising capital and identifying and consummating six acquisitions that have helped us refocus on our core competencies. Mr. Fingerhut is one of our founders and is actively involved in sales and marketing and identifying acquisition targets. Mr. Fingerhut also has overall responsibility for the accounting and banking products and video production business. He has extensive contacts within--and knowledge of--the accounting profession. Although we have employment agreements with both of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, "key man" insurance on either Mr. Greene or Mr. Fingerhut. It would be difficult for us to replace either one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure. In addition, if any of our division heads were to leave, it could effect our revenues adversely. For example, in early 2006 the head of our video production division left and we have not yet been able to find a permanent replacement for him. As a result revenues in that division have declined significantly.

         OUR SALES CYCLE CAN BE LONG AND UNPREDICTABLE, WHICH COULD DELAY OUR GROWTH AND MAKE IT DIFFICULT FOR US TO PREDICT EARNINGS. THIS COULD LEAD TO STOCK PRICE VOLATILITY.

         Our sales cycle is unpredictable and can last as long as 24 months for large, enterprise-wide or custom-designed programs. Most of our revenue is derived from corporate customers. Identifying the decision maker in these enterprises is often time consuming. Also, sales of online products, which we believe are essential to our future growth and success, take longer than sales of video or CD-ROM products. Other variables also complicate the purchasing process, including the timing of disbursement of funds and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. This unpredictability has, in the past, caused and may, in the future, cause our net revenue and financial results to vary significantly from quarter to quarter.

         OUR STRATEGIC RELATIONSHIPS ARE USUALLY SHORT-TERM, NONEXCLUSIVE ARRANGEMENTS AND OUR STRATEGIC PARTNERS MAY PROVIDE THE SAME OR SIMILAR SERVICES TO OUR COMPETITORS, DILUTING ANY COMPETITIVE ADVANTAGE WE GET FROM THESE RELATIONSHIPS.

         We rely on our strategic partners to provide us with access to content as well as to sell our content. Our strategic partners may and some have entered into identical or similar relationships with our competitors, which could diminish the value of our products. Our strategic partners could terminate their relationship with us at any time. Our strategic relationship with the AICPA terminated in July 2006. While we do not depend on any single strategic relationship for a significant amount of revenue or to develop content, if a number of these organizations were to terminate their relationships with us at the same time, our ability to develop new content on a timely basis and our ability to distribute content would be impaired. We may not be able to maintain our existing relationships or enter into new strategic relationships.

         WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY OR COST EFFECTIVELY, WHICH MAY CAUSE US TO LOSE MARKET SHARE OR REDUCE OUR PRICES.

         Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not own any patents on our technology. Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights, trademark registrations, copyright notices, copyright registrations, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing our intellectual property rights could be costly and time consuming and could distract management's attention from operating business matters.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires February 28, 2010. We lease 800 square feet in Sharon, Massachusetts, where Working Values is based on a month-to -month basis. We lease 1,800 square feet in Westborough, Massachusetts, where Cognistar is based. The lease expires January 31, 2009. Finally, Skye Multimedia leases 2,320 square feet in Bridgewater, New Jersey, at which the lease expires in August 2008.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a)      MARKET INFORMATION

         Our common stock is traded on the American Stock Exchange under the symbol "PED." The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                           PRICE RANGE OF COMMON STOCK
--------------------------------------------------------------------------------
                                             SALES INFORMATION
                                   --------------------------------------
                                        HIGH                  LOW
                                   ---------------     ------------------
2006
First Quarter                          $3.40                 $2.91
Second Quarter                         $3.34                 $2.99
Third Quarter                          $3.13                 $2.48
Fourth Quarter                         $4.21                 $2.61

2005
First Quarter                          $4.10                 $3.71
Second Quarter                         $4.30                 $3.85
Third Quarter                          $4.29                 $3.15
Fourth Quarter                         $3.50                 $2.45

         As of March 21, 2007, the closing sale price per share for our common stock, as reported on the American Stock Exchange was $5.52.

         (b)      HOLDERS

         As of March 21, 2007, the number of record holders of our common stock was 148.

         (c)      DIVIDENDS

         The holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. During the years ended 2005 and 2006, and in any subsequent period for which financial information is required, we did not pay any dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements and operating and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         None

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. The gross proceeds to us from the offering were $7,650,000. Paulson Investment Company, Inc., was the representative of the underwriters of the offering. The net proceeds to us after underwriting discounts and other expenses were approximately $6,000,000. As of December 31, 2006, we used approximately $490,000 of the net proceeds to repay certain long-term debt. In 2006, we used $1,300,000 of the proceeds for acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         There were no company purchases of its equity securities in the fourth quarter of 2006.

         On November 7, 2006, the Board of Directors approved a stock buy back program under which $750,000 of company funds was allocated to purchase shares of our common stock on the American Stock Exchange.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATION

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS IN THIS DISCUSSION AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SEE "FORWARD-LOOKING STATEMENTS" FOLLOWING THE TABLE OF CONTENTS OF THIS 10-KSB. BECAUSE THIS DISCUSSION INVOLVES RISK AND UNCERTAINTIES, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We provide learning solutions for accounting/finance, legal and engineering professionals, three large vertical markets with mandatory continuing education requirements. In addition, we provide training solutions for the pharmaceutical, banking, securities, insurance and technology industries. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer "off-the-shelf" courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Our customers include professional firms of all sizes, as well as many of the Fortune 500 companies and a large number of midsize and small companies.

         We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA.

         Some of the most significant trends affecting our business are the following:

    o The increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

    o The plethora of new laws and regulations affecting the conduct of business and the relationship between a corporation and its employees;

    o The increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and train employees; and

    o The development and acceptance of the Internet as a delivery channel for the types of products and services we offer.

         In 2004 we successfully completed our initial public offering. The net proceeds from the offering were approximately $6 million. To date, we have expended approximately $1.8 million of those proceeds, $500,000 to repay debt and the balance for acquisitions. We intend to use the remaining $4.2 million net proceeds from the offering and our publicly traded common stock to execute our growth strategy, which contemplates acquiring other companies (or their assets) that provide learning solutions. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

         In furtherance of this strategy, we made four acquisitions during 2006 for a total of $1.3 million. In February 2006 we acquired the operating assets and certain liabilities of Skye Multimedia, Inc., for approximately $520,000. In addition, the current owners of Skye are entitled to an additional payment based on the average earnings of Skye between March 1, 2006, and December 31, 2008, less adjustments for use of capital and other costs. In no event will the total additional payment exceed $1.2 million. The additional payment may be paid 50% in cash and 50% in SmartPros common stock at our discretion. If the additional payment is paid partly in stock, the price of the stock will be determined by the average price for the 20 business days subsequent to December 31, 2008. For the 10-month period ended December 31, 2006, Skye Multimedia contributed $1.7 million to our net revenues.

         Also in February 2006 we acquired the assets of Sage Online International for approximately $225,000. Sage's primary asset was 58 online courses designed for the banking industry. For the 10-month period ended December 31, 2006, the Sage assets generated net revenues of $72,000.

         In October 2006 we acquired substantially all of the operating assets and assumed certain liabilities of MGI Management Institute Inc. for $100,000. For the three-month period ended December 31, 2006, the MGI assets generated net revenues of $77,000.

         In November 2006, through our Working Values subsidiary, we acquired substantially all of the operating assets and assumed certain liabilities of Cognistar Interactive Corporation for $320,000. The Cognistar assets contributed approximately $83,000 to our 2006 net revenues.

         There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 of this report above under the caption "Certain Risk Factors That May Affect Our Growth and Profitability." These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

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

     REVENUES

         Most of our revenue is in the form of subscription fees for one of our monthly accounting update programs or our library of accounting, banking and legal courses. Other sources of revenue include direct sales of programs on a non-subscription basis, fees for various services, including Web design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of a SmartPros Professional Education Center, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

         Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from non-subscription services provided to customers, such as -Web site design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Working Values and Skye recognize revenue on a proportional performance basis.

     IMPAIRMENT OF LONG-LIVED ASSETS

         We review long-lived assets and certain intangible assets annually for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

     STOCK-BASED COMPENSATION

         Effective January 1, 2006, we have adopted the recognition and measurement requirements of SFAS No. 123R. As a result, compensation costs are now recognized in the financial statements for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2006

         The following table compares our statement of operations data for the years ended December 31, 2005 and 2006. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                                        YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                        2005                                2006
                                           -----------------------------      ------------------------------
                                              AMOUNT         PERCENTAGE          AMOUNT          PERCENTAGE          CHANGE
                                           ------------     ------------      ------------      ------------      ------------
Net revenues                               $ 10,430,210           100.0%      $ 12,462,086            100.0%             19.5%
Cost of revenues                              4,161,939            39.9%         5,176,525             41.5%             24.4%
                                           ------------     ------------      ------------      ------------     -------------
Gross profit                                  6,268,271            60.1%         7,285,561             58.4%             16.2%
                                           ------------     ------------      ------------      ------------     -------------
General and administrative                    5,231,101            50.2%         5,820,403             46.7%             11.3%
Depreciation and amortization                   580,991             5.6%           653,091              5.2%             12.4%
                                           ------------     ------------      ------------      ------------     -------------
Total operating expenses                      5,812,092            55.7%         6,473,494             51.9%             11.4%
                                           ------------     ------------      ------------      ------------     -------------
Operating income                                456,179             4.4%           812,057              6.5%             78.0%
                                           ------------     ------------      ------------      ------------     -------------
Interest income                                 220,805             2.1%           330,843              2.6%             49.8%
Interest expense                                 (8,017)           -0.1%            (4,299)              .0%             46.4%
                                           ------------     ------------      ------------      ------------     -------------
Net interest income                             212,788             2.0%           326,544              2.6%             53.5%
                                           ------------     ------------      ------------      ------------     -------------
Income before benefit for income taxes     $    668,967             6.4%         1,138,611              9.1%             70.2%
Income tax benefit
                                                     --              --           (372,500)            (3.0%)           100.0%
                                           ------------     ------------      ------------      ------------     -------------
Net income                                 $    668,967             6.4%      $  1,511,111             12.1%            125.9%
                                           ============     ============      ============      ============     =============

NET REVENUES

         Net revenues for 2006 increased 19.5% compared to net revenues for 2005. Online sales continue to be an important factor contributing to our overall revenue growth, a trend that began in 2003. In 2006, net revenues from online sales of subscription-based products and other sales accounted for approximately $3.2 million, or 24%, of our net revenues. In 2005, online sales accounted for $2.8 million, or 26%, of our net revenues.

         Net revenues from sales of our accounting/finance products grew in absolute terms but decreased as a percentage of net revenues due to the increase in revenues resulting from our acquisitions. In 2006, net revenues from our accounting/finance and related products were $8.4 million compared to $7.9 million in 2005. This increase was due in part to a subscription price increase that went into effect on January 1, 2006, and to an increased level of sales. For 2006 net revenues from accounting/finance products include subscription-based revenue of $7.4 million and direct sales of course material on a non-subscription basis, net revenues from custom work and advertising of $1.0 million. For 2005, subscription-based revenue was $7.0 million and direct sales of course material on a non-subscription basis, custom work and advertising was $900,000.

         Net revenues from sales of our engineering products, which are not subscription-based products, were $703,000 in 2006 compared to $489,000 in 2005. This increase is primarily attributable to a change in product mix and sales from MGI of $77,000 which we acquired in the fourth quarter of this year. Sales from existing products increased from $489,000 in 2005 to $626,000 in 2006.

         Net revenues from video production, duplication and consulting services decreased in 2006 by $902,000 from $1.6 million in 2005 to $730,000 in 2006. Of the decrease, $604,000 was in video and $298,000 was in consulting services. Factors contributing to the fluctuation in revenue include:

    o In 2006, the former head of our video department resigned, he was subsequently replaced and the person who replaced him was unable to generate adequate sales. That person subsequently resigned as well. We are actively seeking someone with a sales background to manage that department;

    o The general decline in the videotape industry reflecting the popularity of digital formats such as CD-ROM and DVD resulting in a substantial decrease in our tape duplication business;

    o    Inconsistency of consulting contracts; and

    o Sales are credited to the department from where they originate and not to the department where the work is performed.

         Net revenues from Working Values increased 69% from $432,000 in 2005 to $729,000 in 2006. This increase was primarily due to the nature of the company's business, which is developing customized learning solutions. In 2005, Working Values concentrated on building its course library of ethics-based courses called Learning Moments and Living the Code which contributed to the lower sales in that year. In addition, Working Values' newly acquired Cognistar division generated $83,000 in revenue since its acquisition in the fourth quarter of 2006. Cognistar concentrates on delivering online continuing legal education.

         Skye Multimedia, which we acquired in February 2006, generated $1.7 million of revenue in 2006. Skye produces customized training and educational material for the pharmaceutical industry, professional firms and others.

         Our financial services training division which was also acquired in February 2006 sells online training courses for the banking, insurance and securities industries. This division's sales in 2006 were $72,000.

COST OF REVENUES

         Cost of revenues includes production costs such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs; royalties paid to third parties; the cost of materials, such as videotape and packaging supplies; and shipping costs. Compared to 2005, cost of revenues in 2006 increased by $1,000,000. The increase was primarily attributable to the addition of our Skye subsidiary.

         There are many different types of expenses that are characterized as production costs and many vary from period to period depending on many factors. The expenses that showed the greatest variations from 2005 to 2006 and the reasons for those variations were as follows:

    o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of actors decreased by $12,000 offset by the increased cost of video production and outside technology personnel of $553,000. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material and provide technology services. In 2006 we began outsourcing some of the programming and content development functions that were previously done by our employees to a firm in India. Direct production costs, which are costs related to producing videos other than labor costs--such as the cost of renting equipment and locations, and the purchase of materials--decreased by $39,000. These variations are related to the type of video production projects and do not reflect any trends in our business.

    o SALARIES. Overall payroll and related costs attributable to production personnel increased by approximately $228,000. The increase was primarily attributable to Skye salaries and related costs of $395,000, our technology group's salaries and related costs decreased by $98,000, and our video group's salaries and related costs decreased by $119,000. Working Values salaries and related costs increased by $50,000, primarily due to the Cognistar acquisition.

    o OTHER COSTS. Travel and entertainment expenses increased by $56,000, primarily related to the increase in Working Values and Skye projects. Our shipping costs decreased by $3,000 as a result of controlling costs and the shift by some customers to online delivery of our products.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

         Royalty expense increased in 2006 as compared to 2005 by $99,000 for a number of reasons. Increased sales of our accounting products resulted in an increase of royalty expense of approximately $92,000. In addition, the introduction of new products in engineering and a change in the mix of sales in that area resulted in an increase of approximately $7,000 in royalty expense. However, if volume increases or if we enter into new agreement or modify existing agreements, the actual royalty payments in 2007 under these agreements may be either higher or lower than they were in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include normal corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel; rent; insurance; professional fees; travel and entertainment; and office expenses. General and administrative expenses in 2006 were higher than they were in 2005 by $590,000, primarily due to the acquisitions we made which resulted in increased rents, administrative payroll and other costs. The major components of the increase in general and administrative expenses are salaries and related costs due to additional marketing, and additional corporate overhead due to the acquisitions. These costs were approximately $632,000. In addition, in conformity with

SFAS No. 123R we are now expensing the cost of issuing stock options. This expense in 2006 was $35,000. These increases were offset by a decrease in our investor relations expense by approximately $70,000. We anticipate that general and administrative expenses, inclusive of additional costs related to the acquisitions made in the fourth quarter of 2006, will increase in 2007.

DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses were higher in 2006 than they were in 2005. The increase is attributable to the four acquisitions that we made in 2006. We are also amortizing the capitalized costs related to the Sarbanes-Oxley toolkit product and related course content and development of new courses in our SPA library. We expect our depreciation and amortization expenses on our current assets to increase in 2007 as we amortize the costs related to these acquisitions.

INCOME FROM OPERATIONS

         For 2006 net income from operations was $812,000 compared to $456,000 in 2005, an increase of 78%. Although some of our recent acquisitions have lower profit margins than our subscription-based products, the volume of sales and the efficiencies of scale have contributed to the increase in operating income.

OTHER INCOME

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. The increase in our net interest income is due primarily to the net proceeds we realized from our initial public offering. As of the end of 2006 we have repaid all of our outstanding indebtedness, other than capital lease obligations. Net interest income increased by $114,000 due to the general rise in interest rates.

INCOME TAX BENEFIT

         The Company has begun to recognize the benefits of its net operating loss carryforwards pursuant to SFAS No. 109. This has resulted in a $372,500 benefit for the current year. The company has taken an allowance for recognizing the full value of the benefit because of the short-term history of profits.

NET INCOME AND LOSS

         For 2006, we recorded a net profit of $1,511,000 compared to $669,000 for 2005. The increase in net income is primarily due to the increased operating profit of $356,000, interest income of $114,000, and the income tax benefits available through our net operating loss carryforwards.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities, and proceeds from short-term bank borrowings. In October 2004 we consummated an initial public offering of our common stock. The net proceeds to us from the offering were approximately $6.0 million.

         Our working capital as of December 31, 2006, was approximately $4.7 million compared to a $4.3 million working capital as of December 31, 2005. The increase is attributable to positive cash flow from operations and earnings. Our current ratio at December 31, 2006, is 1.88 to 1. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $4.0 million at December 31, 2006, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

         For the year ended December 31, 2006, net cash generated by operating activities was approximately $1.6 million. We had a net decrease in cash of $112,000, due to the acquisitions we made which required approximately $1.3 million in cash and the purchase of treasury shares for $538,000. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

         Capital expenditures for the year ended December 31, 2006 were approximately $137,000, of which $91,000 consisted of equipment purchases and $45,000 in capitalizing the cost of producing various courses. Although we are constantly upgrading our technology, we do not anticipate any significant increase in capital expenditures relating to equipment purchases over the next 12 months.

         For the year ended December 31, 2006, we made debt principal payments of approximately $38,000. At year-end, our total indebtedness for borrowed money, including capital lease financings, was approximately $26,000, which consisted of the following:

    o EQUIPMENT LEASING. At December 31, 2006, the balance on all existing equipment leases was $10,000. In 2004 we leased certain equipment, through IDB Leasing. This lease has a term of 36 months and an imputed interest rate of 6.05%. The total amount due IDB Leasing at year-end was $10,000.

    o EQUIPMENT PURCHASES. At December 31, 2006, we had an outstanding balance of $16,000 on a loan relating to a vehicle we purchased in August 2004. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment, less any applicable expenses, at the end of the term.

         In addition to the foregoing, as of December 31, 2006, we had commitments under the lease for executive offices in Hawthorne, New York, the Working Values and Cognistar executive offices in Sharon and Westborough, Massachusetts, and Skye's executive offices in Bridgewater, New Jersey, aggregating $1.2 million through February 2010. The Sharon lease was renewed effective March 1, 2006, at a monthly rent of $1525. The Cognistar lease expires in January 2009 and calls for monthly rent of $3,089. The Skye lease was recently extended to August 2008 at a monthly rental of $3,670.

         The shareholders of Skye are also entitled to a contingent payment based on certain levels of sales through December 31, 2008.

         In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006 the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), as an interpretation of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of "more-likely-than-not" to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are in the process of evaluating the impact, if any, the adoption of this interpretation will have on our financial position, cash flows, and results of operations.

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ending December 31, 2006. SAB 108 did not have a material impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for us on January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         See the index to Financial Statements below, beginning on page F-1.

                                                 SMARTPROS LTD. AND SUBSIDIARIES

CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005                                    PAGES
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm                    F-2

  Consolidated Balance Sheet                                                 F-3

  Consolidated Statements of Income                                          F-4

  Consolidated Statement of Stockholders' Equity                             F-5

  Consolidated Statements of Cash Flows                                      F-6

  Notes to Consolidated Financial Statements                          F-7 - F-19

================================================================================

                                                 SMARTPROS LTD. AND SUBSIDIARIES

================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
SmartPros Ltd. and Subsidiaries
Hawthorne, New York


We have audited the accompanying consolidated balance sheet of SmartPros Ltd. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended December 31, 2006 and 2005. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the two years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT.





Melville, New York
February 23, 2007




================================================================================

                                                 SMARTPROS LTD. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEET
================================================================================
DECEMBER 31, 2006
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                        $  7,393,789
  Accounts receivable, net of allowance for
    doubtful accounts of $39,000                                      1,960,939
  Prepaid expenses and other current assets                             277,393
                                                                   ------------
Total Current Assets                                                  9,632,121
                                                                   ------------

Property and Equipment, net                                             438,260
Goodwill                                                                130,684
Other Intangibles, net                                                2,651,132
Other Assets, including restricted cash of $150,000                     154,673
Deferred Tax Asset                                                      378,000
                                                                   ------------
                                                                      3,752,749
                                                                   ------------
Total Assets                                                       $ 13,384,870
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    552,630
  Accrued expenses                                                      380,464
  Current portion of capital lease and equipment
    financing obligations                                                25,991
  Deferred revenue                                                    4,007,074
                                                                   ------------
Total Current Liabilities                                             4,966,159
                                                                   ------------

Long-Term Liabilities:
  Other liabilities                                                     120,137
                                                                   ------------
Total Long-Term Liabilities                                             120,137
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.001 par value,  authorized 1,000,000 shares,
    0 shares issued and outstanding                                          --
  Common stock, $.0001 par value, authorized 30,000,000 shares,
    5,186,505 issued and 4,875,774 outstanding                              519
  Common stock in treasury, at cost - 310,731 shares                   (922,625)
  Additional paid-in-capital                                         16,572,944
  Accumulated deficit                                                (7,274,824)
                                                                   ------------
                                                                      8,376,014
  Deferred compensation                                                 (77,440)
                                                                   ------------
Total Stockholders' Equity                                            8,298,574
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $ 13,384,870
                                                                   ============


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-3

                                                 SMARTPROS LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
================================================================================
YEARS ENDED DECEMBER 31,                               2006             2005
--------------------------------------------------------------------------------
Net Revenues                                       $ 12,462,086    $ 10,430,210
Cost of Revenues                                      5,176,525       4,161,939
                                                   ----------------------------
Gross Profit                                          7,285,561       6,268,271
                                                   ----------------------------
Operating Expenses:
  Selling, general and administrative                 5,820,403       5,231,101
  Depreciation and amortization                         653,091         580,991
                                                   ----------------------------
                                                      6,473,494       5,812,092
                                                   ----------------------------
Operating Income                                        812,067         456,179
                                                   ----------------------------
Other Income (Expense):
  Interest and dividend income                          330,843         220,805
  Interest expense                                       (4,299)         (8,017)
                                                   ----------------------------
                                                        326,544         212,788
                                                   ----------------------------
Net Income before Benefit for Income Taxes            1,138,611         668,967
Income Tax Benefit                                      372,500              --
                                                   ----------------------------
Net Income                                         $  1,511,111    $    668,967
                                                   ============================
Net Income Per Common Share:
  Basic net income per common share                $       0.30    $       0.13
                                                   ============================
  Diluted net income per common share              $       0.30    $       0.13
                                                   ============================
Weighted Average Number of Shares Outstanding
  Basic                                               4,994,090       5,082,359
                                                   ============================
  Diluted                                             5,008,164       5,111,158
                                                   ============================

--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-4

                                                 SMARTPROS LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock       Preferred Stock  Additional
                                             -----------------------------------------   Paid-in     Accumulated     Deferred
                                                  Shares     Amount    Shares Amount     Capital       Deficit     Compensation
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005                         5,140,545     $ 514     --      $ --   $16,407,495   $(9,454,902)   $ (127,500)
Common Stock Issued by Exercise of Options           4,902        --     --        --        10,539            --            --
Purchase of Treasury Shares (51,725)                    --        --     --        --            --            --            --
Amortization of Deferred Compensation                   --        --     --        --            --            --        52,500
Net Income                                              --        --     --        --            --       668,967            --
                                                ------------------------------------------------------------------------------------
Balance at, December 31, 2005                    5,145,447       514     --        --    16,418,034    (8,785,935)      (75,000)

Common Stock Issued by Exercise of Options          24,558         3     --        --        52,797            --            --
Purchase of Treasury Shares (201,000)                   --        --     --        --            --            --            --
Amortization of Deferred Compensation                   --        --     --        --            --            --        42,000
Payment of Note Receivable from Shareholder             --        --     --        --            --            --            --
Issuance of Shares from Restricted Stock Plan       16,500         2     --        --        66,658            --       (44,440)
Stock Option Expense                                    --        --     --        --        35,455            --            --
Net Income                                              --        --     --        --            --     1,511,111            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                     5,186,505     $ 519     --      $ --   $16,572,944   $(7,274,824)    $ (77,440)
====================================================================================================================================



--------------------------------------------------------------------------------------
                                                Receivable                   Total
                                                   from       Treasury   Stockholders'
                                               Stockholder      Stock        Equity
--------------------------------------------------------------------------------------
Balance, January 1, 2005                         $(200,000)  $(220,000)  $ 6,405,607
Common Stock Issued by Exercise of Options              --          --        10,539
Purchase of Treasury Shares (51,725)                    --    (164,600)     (164,600)
Amortization of Deferred Compensation                   --          --        52,500
Net Income                                              --          --       668,967
                                                --------------------------------------
Balance at, December 31, 2005                     (200,000)   (384,600)    6,973,013

Common Stock Issued by Exercise of Options              --          --        52,800
Purchase of Treasury Shares (201,000)                   --    (538,025)     (538,025)
Amortization of Deferred Compensation                   --          --        42,000
Payment of Note Receivable from Shareholder        200,000          --       200,000
Issuance of Shares from Restricted Stock Plan           --          --        22,220
Stock Option Expense                                    --          --        35,455
Net Income                                              --          --     1,511,111
---------------------------------------------------------------------------------------
Balance at December 31, 2006                          $ --   $(922,625)  $ 8,298,574
=======================================================================================



---------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                                     F-5

                                                 SMARTPROS LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
YEARS ENDED DECEMBER 31,                                 2006          2005
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net income                                          $ 1,511,111   $   668,967
  Adjustments to reconcile net income to              -------------------------
    net cash provided by operating activities:
      Depreciation and amortization                       653,091       580,991
      Bad debts                                                --       (30,571)
      Stock compensation expense                           35,455            --
      Deferred compensation                                64,220        52,500
      Deferred income tax benefit                        (378,000)           --
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets:
          Accounts receivable                            (905,008)      238,702
          Prepaid expenses and other current assets           783       (78,906)
          Other assets                                         --        17,196
        (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses           371,966      (227,072)
          Deferred revenue                                317,588       (51,974)
          Other liabilities                               (40,056)       (4,714)
                                                      -------------------------
  Total adjustments                                       120,039       496,152
                                                      -------------------------
Net Cash Provided by Operating Activities               1,631,150     1,165,119
                                                      -------------------------
Cash Flows from Investing Activities:
  Investment in securities available-for-sale                  --     5,000,000
  Acquisition of property and equipment                   (91,414)     (148,526)
  Capitalized course costs                                (45,358)      (57,833)
  Cash paid for business acquisitions                  (1,282,906)           --
                                                      -------------------------
Net Cash (Used in) Provided by Investing Activities    (1,419,678)    4,793,641
                                                      -------------------------
Cash Flows from Financing Activities:
  Purchase of treasury shares                            (538,025)     (164,600)
  Payments of note receivable from stockholder            200,000            --
  Net proceeds from exercise of stock options              52,800        10,539
  Payments under capital lease obligations                (38,149)      (55,999)
                                                      -------------------------
Net Cash Used in Financing Activities                    (323,374)     (210,060)
                                                      -------------------------

Net (Decrease) Increase in Cash and Cash Equivalents     (111,902)    5,748,700
Cash and Cash Equivalents, beginning of year            7,505,691     1,756,991
                                                      -------------------------
Cash and Cash Equivalents, end of year                $ 7,393,789   $ 7,505,691
                                                      =========================
Supplemental Disclosure:
  Cash paid for interest                              $     4,299   $     8,017
                                                      =========================
  Cash paid for income taxes                          $     4,866   $     9,864
                                                      =========================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-6

                                                 SMARTPROS LTD. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - SmartPros Ltd. ("SmartPros" or the "Company"), a Delaware Corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and internet subscription services directed to corporate accountants, financial managers, and accountants in public practice. In addition, the Company also produces a series of continuing education courses directed to the engineering profession, as well as, a series of courses designed for candidates for the professional engineering exam. Finally, through its wholly-owned subsidiaries, Working Values Ltd. ("Working Values"), the Company produces ethics, governance, and compliance programs for corporate clients. In November 2006, Working Values acquired certain assets and assumed certain liabilities of Cognistar Interactive Corporation ("Cognistar"). Cognistar produces on-line and customized training courses for the legal profession. SmartPros also produces custom videos and rents out its studios. In 2006, the Company made various acquisitions. In February 2006, certain assets were acquired and certain liabilities of Skye Multimedia Inc. were assumed by our wholly-owned subsidiary, Skye Multimedia Ltd. ("Skye"). In addition, the Company acquired certain assets and assumed certain liabilities of Sage International Group, Inc. ("Sage"). As a result, we acquired a library of 58 nationally certified online training solutions for the banking, securities and insurance industries. In October 2006, we acquired substantially all of the assets and assumed certain liabilities of MGI Management Institute Inc. ("MGI"). MGI provides training courses for the engineering profession and is an enhancement to our existing series of courses. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities. While the Company's management monitors the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment.

     BASIS OF PRESENTATION - The consolidated financial statements of SmartPros include the accounts of SmartPros and its wholly-owned subsidiaries,
     Working Values and Skye. All significant intercompany balances and transactions have been eliminated.

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

--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

     COMPREHENSIVE  INCOME  (LOSS)  -  Comprehensive  income  (loss)  refers  to
     revenue,   expenses,   gains  and  losses  that  under  generally  accepted
     accounting principles are included in comprehensive income, but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2006 and 2005, there were no such adjustments required.

     CASH AND CASH EQUIVALENTS - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate market value.

     INVESTMENTS - The Company has established a policy to invest proceeds from its public offering in AAA-rated bonds with short-term maturities, money market funds,  or United States  Treasury  Obligations,  or treasury  money market funds. The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2006, the Company had no short-term investments. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations. For the years ended December 31, 2006 and 2005, the Company had no unrealized gains or losses on available-for-sale securities.

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

     INVENTORIES - Inventories are valued at the lower of cost or market on a first-in, first-out basis and consists primarily of videotape stock, both unsold video and non-video courses and related materials. Inventories are included in prepaid expense and other current assets.

     SHIPPING AND HANDLING COSTS - The Company has included freight-out as a component of cost of goods sold for the years ended December 31, 2006 and 2005.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the life of the lease. Expenditures for maintenance and repairs are charged to operations as incurred and major expenditures for renewals and improvements are capitalized and depreciated over their useful lives.


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

     LONG-LIVED ASSETS - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. SFAS No. 144 requires, among other things, that the Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the asset is reduced by the estimated shortfall of cash flows. The Company believes that none of the Company's long-lived assets were impaired.

     GOODWILL - Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

     INTANGIBLE ASSETS - Certain intangible assets are being amortized on a straight-line basis over their estimated useful lives, which vary between five to nineteen years.

     CAPITALIZED COURSE COSTS - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. For the year ended December 31, 2006, the Company has expended approximately $45,000 on such costs. The amortization period is five years, except for the Sarbanes-Oxley courses that have a three year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of the acquisition of the assets of Sage On-Line, the Company acquired an additional $250,000 of course costs which are being amortized over a five year period, as well. Included in other intangible assets at December 31, 2006, are capitalized course costs of $709,519, net of accumulated amortization of $286,120.

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

     NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect in periods, in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants.

     The reconciliation for the years ended December 31, 2006 and 2005 is as follows:

YEARS ENDED DECEMBER 31,                                          2006               2005
-------------------------------------------------------- ------------------- ------------------
Weighted Average Number of Shares Outstanding            $       4,994,090   $       5,082,359
Effect of Dilutive Securities, common stock equivalents             14,074              28,799
                                                         ------------------- ------------------
Weighted Average Number of Shares Outstanding, used for  $       5,008,164   $       5,111,158
  computing diluted earnings per share                   =================== ==================

--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

     STOCK-BASED COMPENSATION - The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares reserved for grants under the Plan is 882,319, provided that restricted stock grants may not exceed 200,000 shares. As of December 31, 2006, there were 385,607 options outstanding, of which 311,923 are currently exercisable and 450,752 options are available for future grants. To date, 29,460 options have been exercised. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over either a three or four year period and generally expire ten years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture, unless certain time and/or performance requirements are satisfied. In January 2007, the Company granted 16,500 shares in restricted stock to its management team, of which, one-third vested immediately and the remaining shares will vest pro-ratably in each of January 2008 and 2009.

     Effective January 1, 2006, the grants under the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

     Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options, if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

     While SFAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant, as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

     In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date of December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, that are outstanding as of the required effective date, shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123(R).

     As a result of the adoption of SFAS No. 123(R), the Company's results for the year ended December 31, 2006 include share-based compensation expense totaling approximately $35,000. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the year ended December 31, 2005 totaled $0.


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

     Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

     The following table addresses the additional disclosure requirements of SFAS No. 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share, as if the fair value recognition provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards in the prior year comparable period.

     YEAR ENDED DECEMBER 31, 2005
     ---------------------------------------------------------------------------
     Net Income as Reported                                      $     668,967
     Add:
        Stock-based compensation included in
           Reported net income                                              --
     Deduct:
        Total stock-based compensation expense
          determined under fair value-based  method for all
          awards (no tax effect)                                       (43,969)
                                                                 ---------------
     Pro Forma Net Income                                        $     624,998
                                                                 ===============
     Net Income per Share:
                                                                 ===============
        Basic - as reported                                      $         .13
                                                                 ===============
        Basic - pro forma                                        $         .13
                                                                 ===============
        Diluted - as reported                                    $         .13
                                                                 ===============
        Diluted - pro forma                                      $         .13
                                                                 ===============

     ADVERTISING - Advertising is expensed as incurred and was approximately $55,000 and $64,000 for the years ended December 31, 2006 and 2005, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), as an interpretation of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, the adoption of this interpretation will have on the Company's financial position, cash flows, and results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's fiscal year ending December 31, 2006. SAB 108 did not have a material impact on the consolidated financial statements.



--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company does not expect SFAS No. 157 to have a material impact on the consolidated financial statements.

 2.  ACQUISITIONS

     The Company made four acquisitions during 2006. In February 2006, it acquired substantially all of the assets and assumed certain liabilities of Skye Multimedia Inc. for approximately $520,000, through its wholly-owned Skye Multimedia, Ltd subsidiary. In addition, the selling shareholders were hired by Skye Multimedia, Ltd.. The agreement calls for a contingent purchase price of up to $1,400,000, based on Skye's earnings before interest and taxes for the period commencing March 1, 2006, through December 31, 2008, less adjustments for use of capital and other costs, computed on an annualized basis. The Company will receive a credit against the first $200,000 of any contingent payment that may be earned. At the Company's discretion, such earn out is payable at least 50% in cash and the remaining 50% in shares of the SmartPros Ltd. common stock, as long as such stock is traded on either the New York or American Stock Exchange or the NASDAQ National Market and the Company is current in all of its required filings.

     Also, in February 2006, the Company acquired substantially all of the operating assets and assumed certain liabilities form Sage International Group Inc. As a result, a library of 58 nationally certified on-line training solutions for the banking, securities and insurance industries were acquired. The purchase price was $225,000, plus the assumption of certain contracts.

     In October 2006, the Company purchased substantially all of the tangible and intangible assets of MGI Management Institute. The purchase price was $100,000. MGI designed, developed and conducted distance education courses covering a wide range of professional topics for engineers, legal administrators, manufacturers and others.

     In November 2006, our Working Values subsidiary acquired substantially all of the operating assets and assumed certain liabilities from Cognistar Interactive Corporation for $320,000. Cognistar produces and distributes on-line training and continuing legal education courses for the law profession. Some or all of its courses meet the requirements for continuing legal education in 24 states. It also produces customized courses for its clients.

  3. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

     YEAR ENDED DECEMBER 31, 2006
     -------------------------------------------------------- ------------------

     Furniture, Fixtures and Equipment                         $       3,362,416
     Leasehold Improvements                                              182,549
                                                               -----------------
                                                                       3,544,965
     Less Accumulated Depreciation                                     3,106,705
                                                               -----------------
                                                               $         438,260
                                                               =================

     Depreciation expense for the years ended December 31, 2006 and 2005 were approximately $179,000 and $199,000, respectively. At December 31, 2006, property and equipment included assets that were acquired under capitalized leases of approximately $155,000 and accumulated depreciation of approximately $90,000.

--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


4.   GOODWILL AND INTANGIBLE ASSETS

     The components of intangible assets are as follows:

     YEAR ENDED DECEMBER 31, 2006
     ---------------------------------------------------------------------------
                                                       Accumulated    Carrying
                                            Cost      Amortization      Value
                                        ----------------------------------------
     Engineering Courses                $  2,766,837  $  1,919,775  $    847,062
     Rights to CPA Report ("CPAR")         1,700,000     1,275,018       424,982
     Pro2 Net Courses (P2N)                  837,504       459,572       377,932
     Sarbanes-Oxley Toolkit                  248,804       199,631        49,173
     Evergreen Client List                     3,500           700         2,800
     Working Values                          104,950        38,550        66,400
     Skye Multimedia Ltd.                    204,000        15,400       188,600
     MGI                                      54,000         1,875        52,125
     Cognistar                               380,164        10,919       369,245
     Sage Courses                            250,012        41,669       208,343
     SPA Course Development                   35,703         3,570        32,133
     Capitalized Acquisition Costs            32,337            --        32,337
                                        ----------------------------------------
                                        $  6,617,811  $  3,966,679  $  2,651,132
                                        ========================================

     The aggregate amortization expense for each of the years ended December 31, 2006 and 2005 was approximately $474,000 and $382,000, respectively.

     Estimated amortization expense for the five years subsequent to December 31, 2006 is as follows:

     YEARS ENDING DECEMBER 31,
     ---------------------------------------------------------------------------
     2007                                                           $    479,000
     2008                                                                469,000
     2009                                                                363,000
     2010                                                                235,000
     2011                                                                144,000

     The following table presents the changes in the carrying amount of goodwill and other intangibles during the year ended December 31, 2006:


                                                                       Other
                                                     Goodwill       Intangibles
     ---------------------------------------------------------------------------
     Balance, January 1, 2005                      $     53,434    $  2,482,443
     Amortization Expense                                    --        (381,683)
     Goodwill and Intangibles Acquired                       --          57,833
                                                   ----------------------------
     Balance, December 31, 2005                          53,434       2,158,803
     Amortization Expense                                    --        (473,332)
     Goodwill and Intangibles Acquired                   77,250         965,871
                                                   ----------------------------
     Balance, December 31, 2006                    $    130,684    $  2,651,132
                                                   ============================


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


5.   CAPITAL LEASE AND EQUIPMENT FINANCING OBLIGATIONS

     In August 2004, the Company financed the purchase of a van with a 36 month loan requiring monthly payments of $358 and a balloon payment of $13,864. Interest on the loan is 4.99% per annum. The holder of the loan has guaranteed to repurchase the van at the end of the loan for $13,864, less any additional charges. The balance of the loan at December 31, 2006 was approximately $15,900.

     The Company is obligated under a capital lease for the acquisition of office and video production equipment. The interest rate on this lease is 6.9% per annum. The balance of the lease as of December 31, 2006 is $10,113, with monthly payments of $2,055.

6.   INCOME TAXES

     At December 31, 2006, the Company has net deferred tax assets of approximately $2,000,000, primarily resulting from the future tax benefit of net operating loss carryforwards. The net valuation allowance decreased by approximately $378,000 for the year ended December 31, 2006. Realization of deferred tax assets depends on sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2006, the Company has net operating loss carryforwards available to offset future taxable income of approximately $6,000,000, which expire in 2023.

     The components of income tax expense (benefit) for the years ended December 31 2006 and 2005 consist of the following:

                                                       2006            2005
     ---------------------------------------------------------------------------
     Current:
       Federal                                     $      5,500    $         --
       State                                                 --              --
                                                   ----------------------------
                                                          5,500              --
     Deferred:
       Excess of financial over tax
         accounting depreciation                             --        (130,000)
       Net operating loss carryforwards                (378,000)        227,000
       Valuation allowance                                   --         (97,000)
                                                   ----------------------------
                                                       (378,000)             --
                                                   ============================
     Income Tax Benefit                            $   (372,500)   $         --
                                                   ============================


     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

     YEARS ENDED DECEMBER 31,                              2006           2005
     --------------------------------------------------------------------------
     U.S. Federal Statutory Income Tax Rate                34.0%          34.0%
     State Income Tax, net of federal benefits              7.5%           7.5%
     Valuation Allowance                                  (74.5)%        (41.5)%
                                                   ----------------------------
     Income Tax Benefit                                   (33.0)%           --
                                                   ============================


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

     The temporary differences and carryforwards gave rise to the following deferred tax asset at December 31, 2006:

     Depreciation and Amortization                                 $      1,000
     NOL Carryforward                                                 2,039,000
     Valuation Allowance                                             (1,662,000)
                                                                   ------------
                                                                   $    378,000
                                                                   ============

7.   CONVERTIBLE PREFERRED STOCK

     In February 2002, the Company sold 2,000 shares of its Convertible Preferred Stock to its president. The entire purchase price for those shares, $200,000, was evidenced by a promissory note from the purchaser. The entire principal balance of the note and all accrued interest, calculated at 5.5% per annum, was repaid in 2006.

8.   STOCKHOLDERS' EQUITY

     In 2005, 4,902 options were exercised at a price of $2.15 per share.

     In November 2005, the Company's board of directors authorized the expenditure of up to $750,000 for the repurchase of common stock commencing December 1, 2005 and ending December 1, 2006. In December 2005, the Company purchased 51,725 shares at a cost of $165,000.

     In March 2006, the Company's former chairman of the board of directors exercised 24,558 options at $2.15 per share for $52,800. Also, in March 2006, 6,100 options exercisable at $3.00 per share and 9,000 options exercisable at $3.05 per share were granted to employees and a board member, respectively. These options expire in ten years from date of issuance and vest pro-ratably, 25% at time of issuance and 25% each year thereafter.

     In October 2006, the president and other officers were granted 26,000 options at $2.75 per share. These options expire in ten years and vest one-third each year commencing one year from date of issuance.

     In November 2006, 10,000 options were issued to the president of Cognistar in conjunction with its acquisition. These options are exercisable at $4.05 per share. They expire in ten years and vest one-third each year commencing one year from date of issuance.

     In January 2007, the Company's compensation committee granted certain officers of the Company a total of 16,500 shares of restricted common stock. The grants vest one-third immediately and one-third each year, thereafter. The grants were part of a bonus paid for 2006 and were considered issued as of December 31, 2006 and included in the total outstanding shares as of that date. The stock is unregistered and subject to certain forfeiture provisions if the employee leaves the Company prior to January 29, 2009.

     At December 31, 2006, warrants covering 1,195,000 shares of Common Stock were outstanding, which include the shares of Common Stock underlying the warrants, the Underwriter's Warrant and the warrants issued to the Company's legal counsel in conjunction with its initial public offering.

9.   STOCK OPTION PLAN

     The Company's 1999 Stock Option Plan (the "Plan"), as amended, provides for the grant of incentive or non-qualified stock options and restricted stock awards for the purchase of up to 882,319 shares of Common Stock to employees, directors and consultants. Prior to the Company's initial public offering, the Plan was


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


     administered by the Board of Directors. Since the initial public offering, the Plan is being administered by the Compensation Committee established by the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares and vesting provisions. During 2006, 24,558 options were exercised at a price of $2.15. In addition, 47,466 options at prices ranging between $2.15 and $5.32 were cancelled. The Company also issued 51,100 options to a board member, officers of the Company and employees at exercise prices ranging from $2.75 to $4.05. Options totaling 15,100 issued in 2006 expire in ten years, with 25% vesting immediately and the remainder vesting equally over the following three years. The remaining 36,000 options that were issued expire in ten years and vest one-third each year commencing one year from date of issuance. At December 31, 2006, options covering 385,607 shares of common stock were outstanding and 450,752 shares of common stock remain available for future grants under the Plan.

     The weighted average estimated fair value of stock options granted for the year ended December 31, 2006 and 2005 was $1.26 and $1.96, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123(R) and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

     The assumptions made in calculating the fair values of options for the year ended December 31, 2006 is as follows:

     Contractual Term                                                   10 years
     Expected Volatility                                                 33%-35%
     Expected Dividend Yield                                                  0%
     Risk-Free Interest Rate                                         4.62%-4.75%
     Expected Term                                                     5.5 years

     The Company granted 51,100 options under the Plan during the year ended December 31, 2006 at exercise prices ranging from $2.75 per share to $4.05 per share.

     For the year ended December 31, 2006, share-based compensation expense related to stock options was approximately $35,450. As of December 31, 2006, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $75,100. Unamortized compensation cost as of December 31, 2006 is expected to be recognized over a remaining weighted-average vesting period of three years. As of December 31, 2006, the total intrinsic value, which is the difference between the exercise price and closing price of the Company's common stock of options outstanding and exercisable was $145,100 and $96,500, respectively.



--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


     A summary of all stock option activity for the years ended December 31, 2005 and 2006 is as follows:

                                                         Number      Weighted
                                                          of         Average
                                                        Options   Exercise Price
     ---------------------------------------------------------------------------

     Outstanding, January 1, 2005:                       389,509   $      4.72
       Options Granted                                    29,500          3.74
       Options Cancelled                                  (6,884)         4.67
       Options Expired                                      (692)        16.44
       Options Exercised                                  (4,902)         2.15
                                                      -------------------------
     Outstanding, December 31, 2005:                     406,531          4.67
       Options Granted                                    51,100          3.09
       Options Cancelled                                 (47,466)         5.06
       Options Expired                                        --            --
       Options Exercised                                 (24,558)         2.15
                                                      -------------------------
     Outstanding, December 31, 2006                      385,607          4.57
                                                      -------------------------
     Exercisable, December 31, 2006                      311,923   $      4.80
                                                      =========================


                      Options Outstanding                Options Exercisable
             --------------------------------------   -------------------------
                             Weighted                                Weighted
                             Average      Weighted                    Average
                            Remaining      Average                   Remaining
 Exercise       Number     Contractual    Exercise       Number     Contractual
   Price     Outstanding   Life (Years)     Price     Exercisable   Life (Years)
---------------------------------------------------   -------------------------
$     2.15        24,322           2.5   $     2.15        24,322          2.5
      2.42        25,850           3.1         2.42        25,850          3.1
      2.75        26,000           9.8         2.75            --           --
      3.00         4,100           9.2         3.00         1,023          9.2
      3.05         9,000           9.2         3.05         2,250          9.2
      3.44        15,000           8.8         3.44         7,500          8.8
      4.00        10,000           8.4         4.00         5,000          8.4
      4.05        10,000           9.8         4.05            --           --
      4.15         2,300           8.6         4.15         1,150          8.6
      4.27        15,475           7.8         4.27        11,608          7.8
      5.32       241,168           4.8         5.32       230,828          4.8
      8.32           773           3.1         8.32           773          3.1
     21.41         1,245           2.5        21.41         1,245          2.5
     32.13           374           2.5        32.13           374          2.5
---------------------------------------------------   -------------------------
$       --       385,607           5.5   $     4.57       311,923          7.5
===================================================   =========================


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and production and warehouse facilities in Hawthorne, New York, Sharon and Westborough, Massachusetts and Bridgewater, New Jersey. Future minimum lease payments are as follows:

     YEARS ENDING DECEMBER 31,
     ---------------------------------------------------------------------------

     2007                                                           $    436,000
     2008                                                                423,000
     2009                                                                360,000
     2010                                                                 59,500
                                                                    ------------
                                                                    $  1,278,500
                                                                    ============

     Deferred rent credit of approximately $120,000 is included in other long-term liabilities in the accompanying balance sheet results from rent reductions, provided for, at the inception of the Hawthorne, New York lease. Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2006 and 2005 was approximately $408,000 and $355,000, respectively.

     The Company arranged for a $150,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $150,000 certificate of deposit to the bank issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

     EMPLOYMENT AGREEMENTS - The Company has employment agreements with its chief executive officer, its president, its chief financial officer, its chief technology officer and the president of Working Values and Skye Multimedia. The employment agreement with the Company's chief executive officer was renewed in January 2007, and is for a term of three years. The agreement renews automatically for a new three year term at the end of the first year of each three year term, unless either party gives notice of their intent not to renew before the end of the first year, of each three year term. The chief financial officer's agreement was executed in June 2005 and expires June 2008. The employment agreement with the president was renewed on October 1, 2005 for a period of three years and the chief technology officer's agreement was entered into, at the same date, for a period of two years. The Company has an employment agreement with Stephen Henn who joined the Company in conjunction with the acquisition of Cognistar. He is vice president of Working Values Ltd. His contract is for two years, beginning November 15, 2006 and expiring on November 15, 2008 and has terms similar to the other agreements. Skye's president's agreement is for three years, beginning March 1, 2006 and expiring January 31, 2009. Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company's Board of Directors. Under certain agreements, if the Company terminates any executive's employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits.

     At December 31, 2006, the aggregate commitment under the four employment agreements, exclusive of the presidents was approximately $730,000.

     LITIGATION - The Company is currently not a party in any litigation.


--------------------------------------------------------------------------------

                                                 SMARTPROS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

     CURRENT ASSETS AND CURRENT LIABILITIES - The carrying values of cash, investments securities available-for-sale, accounts receivables, payables and certain other short-term financial instruments approximate their fair value.

     CAPITAL LEASE AND EQUIPMENT FINANCING OBLIGATIONS - The fair value of the Company's capital lease and equipment financing obligations, including the current portion, approximates fair value.

12.  SUBSEQUENT EVENTS

     On March 1, 2007, we acquired substantially all of the assets and assumed certain liabilities of the Selbst Group Inc. for approximately $177,000, subject to certain adjustments. The Selbst Group Inc. is a specialized consulting firm, providing various training programs for the financial services industry. In conjunction with the acquisition, we entered into a two year employment agreement with its president commencing March 1, 2007 and expiring February 28, 2009.

     In addition, the president of Selbst was granted 5,000 options to purchase the Company's stock at an exercise price of $4.49. Such options expire in ten years and vest one-third, one year from date of issuance and one-third each year thereafter. The Company also issued 1,500 options to an assistant vice-president at an exercise price of $5.50. These options also expire in ten years and vest one-third, one year from date of issuance and one-third each year thereafter.


--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

      a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information relating to our directors and executive officers that is responsive to Item 9 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at WWW.SMARTPROS.COM and is filed as Exhibit
14.1 to this report.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 13. EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
--------                        -------------


3.1        Certificate of Incorporation, as amended (1)

3.2        Amended and Restated By-Laws, as amended (1)

4.1        Specimen stock certificate (1)

4.2        Form of warrant agreement including form of warrant (1)

4.3        Form of unit certificate (1)

4.4        Form of representative's warrant issued (1)

10.1       1999 Stock Option Plan, as amended (1)

10.2 Second Amended Employment Agreement between SmartPros Ltd. and Jack Fingerhut (1)

10.3       Employment Agreement between SmartPros Ltd. and David M. Gebler (1)

10.4       Employment Agreement between SmartPros Ltd. and Seth Oberman*

10.5 Employment Agreement, dated February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.6.1     Lease for premises at 12 Skyline Drive, Hawthorne, New York (1)

10.6.2     Lease for premises at 28 South Main Street Rear, Sharon,
           Massachusetts (1)

10.6.3     Lease for premises at Westborough, Massachusetts*

10.6.4     Lease for premises at Bridgewater, New Jersey*

10.6.4(a)  Extension of Term*

10.6.4(b)  Second Extension of Term*

10.7 Letter Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.8 Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

14.1       Code of Ethics (2)

21.1       Subsidiaries (4)

23.1       Consent of Holtz Rubenstein Reminick LLP*

31.1 Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*


------------------------------------

     NOTES TO EXHIBITS
     -----------------

*    Filed herewith

(1) Filed as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2) Filed on November 29, 2004, as an exhibit with the same number to our Current Report on Form 8-K and incorporated herein by reference.

(3) Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference. (4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information that is responsive to Item 14 of Form 10-KSB will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders, which information is incorporated by reference herein.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SmartPros Ltd.

                                 By: /s/ ALLEN S. GREENE
                                     -----------------------------------
                                     Allen S. Greene,
                                     Chief Executive Officer

Date:    March 22, 2007

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2007.

                       SIGNATURE                      TITLE
                      ------------                   --------

Principal Executive Officer

         /s/  ALLEN S. GREENE                         Chief Executive Officer
         -----------------------------------
              Allen S. Greene

Principal Financial Officer

         /s/  STANLEY P. WIRTHEIM                     Chief Financial Officer
         -----------------------------------
              Stanley P. Wirtheim

Directors

         /s/  ALLEN S. GREENE                         Chairman of the Board of
         -----------------------------------          Directors
              Allen S. Greene

         /s/  JOHN J. GORMAN                          Director
         -----------------------------------
              John J. Gorman

         /s/  JACK FINGERHUT                          Director
         -----------------------------------
              Jack Fingerhut

         /s/  BRUCE JUDSON                            Director
         -----------------------------------
              Bruce Judson

         /s/  MARTIN H. LAGER                         Director
         -----------------------------------
              Martin H. Lager

         /s/  JOSHUA A. WEINREICH                     Director
         -----------------------------------
              Joshua A. Weinreich