Form 10QSB
period 2007-03-31
SmartPros Ltd.
filed 2007-05-08
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


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

                                 Yes | | No |x|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2007, there were 4,875,774 shares of common stock outstanding.

Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.

                               FORM 10-QSB REPORT

                                 March 31, 2007

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Financial Statements (Unaudited)

               Balance Sheets - March 31, 2007, and December 31, 2006 (Audited)                           3

               Statements of Operations for the three-month periods ended March 31, 2007,
                and 2006                                                                                  4

               Statements of Cash Flows for the three-month periods ended March 31, 2007, and 2006        5

               Notes to Condensed Consolidated Financial Statements                                       6

      Item 2.  Management's Discussion and Analysis or Plan of Operation                                  9

      Item 3.  Controls and Procedures                                                                    16

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                          16

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                16

      Item 3.  Defaults Upon Senior Securities                                                            16

      Item 4.  Submission of Matters to a Vote of Security Holders                                        17

      Item 5.  Other Information                                                                          17

      Item 6.  Exhibits                                                                                   17

SIGNATURES                                                                                                17

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                     2007           2006
                                                                                 (UNAUDITED)      (AUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  7,830,357    $  7,393,789
   Accounts receivable, net of allowance for doubtful accounts
      of $39,842                                                                   2,149,002       1,960,939
   Prepaid expenses and other current assets                                         353,560         277,393
                                                                                ----------------------------
Total Current Assets                                                              10,332,919       9,632,121
                                                                                ----------------------------

Property and equipment, net                                                          445,439         438,260
Goodwill                                                                             145,684         130,684
Other intangibles, net                                                             2,678,311       2,651,132
Other assets, including restricted cash of $150,000                                  154,673         154,673
Deferred tax asset                                                                   513,000         378,000
                                                                                ----------------------------
                                                                                   3,937,107       3,752,749
                                                                                ----------------------------
Total Assets                                                                    $ 14,270,026    $ 13,384,870
                                                                                ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                             $    403,380    $    552,630
   Accrued expenses                                                                  226,916         380,464
   Current portion of capital lease and equipment financing obligations               19,085          25,991
   Deferred revenue                                                                4,600,113       4,007,074
                                                                                ----------------------------
Total Current Liabilities                                                          5,249,494       4,966,159
                                                                                ----------------------------

Long-Term Liabilities:
   Other liabilities                                                                 110,123         120,137
                                                                                ----------------------------
Total Long-Term Liabilities                                                          110,123         120,137
                                                                                ----------------------------

Commitments and Contingencies
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000 shares,
        0 shares issued and outstanding                                                    -               -
   Common stock, $.0001 par value, authorized 30,000,000 shares,
        5,186,505 issued and 4,875,774 outstanding at March 31, 2007 and
         December 31, 2006                                                               519             519
   Additional paid-in capital                                                     16,581,944      16,572,944
   Accumulated (deficit)                                                          (6,688,045)     (7,274,824)
                                                                                ----------------------------
                                                                                   9,894,418       9,298,639
   Common stock in treasury, at cost - 310,731 shares                               (922,625)       (922,625)
   Deferred compensation                                                             (61,384)        (77,440)
                                                                                ----------------------------
Total Stockholders' Equity                                                         8,910,409       8,298,574
                                                                                ----------------------------
Total Liabilities and Stockholders' Equity                                      $ 14,270,026    $ 13,384,870
                                                                                ============================

--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                       2007            2006
---------------------------------------------       ---------------------------
Net Revenues                                        $ 3,723,631     $ 2,533,579
Cost of Revenues                                      1,468,913         986,687
                                                    ---------------------------
   Gross Profit                                       2,254,718       1,546,892
                                                    ---------------------------

Operating Expenses:
   Selling, general and administrative                1,726,181       1,367,679
   Depreciation and amortization                        165,469         148,071
                                                    ---------------------------
                                                      1,891,650       1,515,750
                                                    ---------------------------
   Operating Income                                     363,068          31,142
                                                    ---------------------------

Other Income (Expense):
   Interest income                                       89,313          73,460
   Interest expense                                        (601)         (1,587)
                                                    ---------------------------
                                                         88,712          71,873
                                                    ---------------------------

Income before benefit for income taxes                  451,780         103,015
Add: income tax benefit                                 135,000          47,000
                                                    ---------------------------
Net Income                                          $   586,780     $   150,015
                                                    ===========     ===========

Net Income Per Common Share:
   Basic net income per common share                $       .12     $       .03
                                                    ===========     ===========

   Diluted net income per common share              $       .12     $       .03
                                                    ===========     ===========

Weighted Average Number of Shares Outstanding
   Basic                                              4,875,774       5,040,900
                                                    ===========     ===========

   Diluted                                            4,919,940       5,057,916
                                                    ===========     ===========













--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                            (UNAUDITED)
                                                                                   ---------------------------
                                                                                       2007           2006
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                         $   586,780    $   150,015
                                                                                   --------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    165,469        148,071
      Reduction in deferred compensation                                                16,056         10,500
      Stock compensation expense                                                         9,000          9,226
      Deferred income tax benefit                                                     (135,000)             -
   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                                          (188,063)      (612,503)
         Prepaid expenses and other current assets                                     (76,167)         6,274
         Other assets                                                                        -        (54,673)
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses                                        (302,798)       (77,278)
         Deferred revenue                                                              593,039        314,617
         Other liabilities                                                             (10,014)       (20,028)
                                                                                   --------------------------
   Total adjustments                                                                    71,522       (275,794)
                                                                                   --------------------------
Net Cash Provided by (Used in) Operating Activities                                    658,302       (125,779)
                                                                                   --------------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                               (51,813)       (18,168)
   Capitalized course costs                                                                  -        (18,855)
   Property and equipment acquired from acquisitions                                    (2,201)       (31,000)
   Intangible assets acquired from acquisitions                                       (154,099)      (454,012)
   Cash paid for acquisitions                                                           (6,715)       (17,843)
                                                                                   --------------------------
Net Cash (Used in) Investing Activities                                               (214,828)      (539,878)
                                                                                   --------------------------
Cash Flows from Financing Activities:
   Exercise of stock options                                                                 -         52,799
   Payments under capital lease obligations                                             (6,906)       (10,460)
                                                                                   --------------------------
Net Cash  (Used in) Provided by Financing Activities                                    (6,906)        42,339
                                                                                   --------------------------

Net Increase (Decrease) in Cash and Cash equivalents                                   436,568       (623,318)
Cash and Cash Equivalents, beginning of period                                       7,393,789      7,505,691
                                                                                   --------------------------
Cash and Cash equivalents, end of period                                           $ 7,830,357    $ 6,882,373
                                                                                   ==========================

Supplemental Disclosure:
Cash paid for interest                                                             $       601    $     1,587
                                                                                   ==========================




--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2006, and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 26, 2007. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, Working Values, Ltd. and Skye Multimedia Ltd. (Skye). All material inter-company accounts and transactions have been eliminated.

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company produces a series of continuing education courses directed to the engineering profession as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company develops programs on governance, compliance and ethics for corporations. As a result of acquisitions made during 2006 and 2007, the Company now also offers educational products for the banking, financial services and pharmaceutical industries amongst others. SmartPros also produces custom videos and rents out its studios.

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

         REVENUE RECOGNITION

         The Company recognizes revenues from its subscription services as earned. Video and online subscriptions are generally billed on an annual basis, while individual online subscriptions predominately are paid by credit card at point of sale. Both of these types of sales are deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription, which is generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of individual online sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

the sale or service to be provided. Otherwise, such services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts is assured.

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The amortization period is five years, except for the Sarbanes-Oxley courses that have a three-year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of our recent acquisitions, the Company acquired $500,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at March 31, 2007, are capitalized course costs of $535,715 (exclusive of Sarbanes-Oxley courses), net of accumulated amortization of $101,121.

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

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of common shares outstanding during the year. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 44,166 and 17,016 for the three month periods ended March 31, 2007, and 2006, respectively, include the Company's stock options and warrants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares reserved for grants under the plan is 882,319, provided that restricted stock grants may not exceed 200,000 shares. As of March 31, 2007, there were 388,472 options outstanding, of which 323,903 are currently exercisable and 447,887 options are available for future grants. To date, 29,460 options have been exercised and 16,500 shares of common stock were issued as part of the 2006 year-end bonus to certain executives of the Company. All stock options and grants under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No.123R"), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $9,000 and $9,226 during the first quarter of 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R.

         SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Sholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.

         The assumptions used for the three-month periods ended March 31, 2007, and 2006, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         2007             2006
                                                                  ---------------    ---------------
Expected life (years)                                                    5.5               5.5
Risk-free interest rate                                                 4.51%             4.75%
Volatility                                                              35.0%             33.0%
Dividend yields                                                         --                 --
Weighted-average fair value of options during the period            $   1.91          $   1.20


         The Company granted 6,500 options under the Plan during the three months ended March 31, 2007, at exercise prices ranging from $4.49 per share to $5.50 per share and 3,637 shares were forfeited.

         The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2007:

                                                                     WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                                                    EXERCISE PRICE PER          REMAINING CONTRACTUAL
           STOCK OPTIONS                   NUMBER OF SHARES                SHARE                         TERM
-------------------------------------     -------------------     ------------------------     -------------------------
Outstanding at January 1,
  2007                                         385,609                     $4.57                         5.5
Granted                                          6,500                     $4.72
Exercised                                         -                        $0.00
Forfeited/expired                               (3,637)                    $4.21
                                          -------------------
Outstanding at March 31, 2007                  388,472                     $4.57                         6.7
                                          ===================     ========================     =========================
Exercisable at March 31, 2007                  323,903                     $4.80                         6.1
                                          ===================     ========================     =========================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

         INCOME TAX EXPENSE

         Commencing January 1, 2006, the Company is recognizing the benefit of its deferred income tax asset available from its net operating loss carryforward. This resulted in a net income tax benefit of $135,000 for the three months ended March 31, 2007.

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

         We provide learning solutions and/or training materials for (a) accounting and finance professionals; (b) engineering professionals; (c) legal professionals; (d) banking and pharmaceutical industry employees and (e) ethics and compliance training for the general corporate community. Our learning solutions for the accounting, engineering and legal professions are designed to meet the continuing professional education requirements of the various state licensing agencies and professional associations. In addition, we provide value-added services through our learning management system, marketed under the name SmartPros' Professional Education Center(TM), which we believe is key to our revenue growth and future success.

         Our learning and training solutions are delivered in multiple formats including videotape, CD-ROM and other formats available for distribution over the Internet and corporate intranets. Today, online subscription sales are the fastest growing part of our business.

         In February 2006, we acquired substantially all of the operating assets and assumed certain liabilities of Skye Multimedia Inc. for approximately $520,000. In addition, the selling shareholders of Skye Multimedia are entitled to an additional payment based on the average earnings of Skye Multimedia between March 1, 2006, and December 31, 2008, less adjustments for use of capital and other costs. In no event will the total additional payment exceed $1.2 million. The additional payment may be paid 50% in cash and 50% in shares of our common stock at our discretion. If the additional payment is paid partly in stock, the price of the stock will be determined by the average price for the twenty business days subsequent to December 31, 2008.

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

         Also in February 2006, we acquired substantially all of the operating assets and assumed certain liabilities from Sage International Group, Inc.
(Sage). As a result, we acquired a library of 58 nationally certified online training solutions for the banking, securities and insurance industries. Sage's "off-the-shelf" courses and custom designed programs employ delivery methods suited to the specific needs of its clients, which include professional firms of all sizes as well as many of the Fortune 500 companies and a large number of midsize and small companies.

         In October 2006, we acquired substantially all of the operating assets and assumed certain liabilities of MGI Management Institute Inc. for $100,000. MGI provides training courses for the engineering profession and is an enhancement to our existing series of courses.

         In November 2006, through our Working Values subsidiary, we acquired substantially all of the operating assets and assumed certain liabilities of Cognistar Interactive Corporation for $320,000. Cognistar produces online and customized training courses for the legal profession.

         In March 2007, we acquired substantially all of the assets and assumed certain liabilities of The Selbst Group Inc. for approximately $154,000. The Selbst Group is a specialized consulting firm providing various training programs for the financial services industry. We have combined Sage and The Selbst Group into our newly named Financial Services Training division.

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

     o New laws and regulations affecting the conduct of business and the relationship between a corporation and its employees.

     o The increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and train employees.

     o The development and acceptance of the Internet as a delivery channel for the types of products and services we offer.

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. Through March 31, 2007, we have used approximately $1.8 million of those proceeds; $500,000 to repay debt and $1.3 million in connection with the acquisitions made in 2006 and 2007. We intend to use the remaining $4.2 million net proceeds from the offering, cash flow from operations and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new market segments such as law, insurance, health care and financial services. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006

         The first quarter of 2007 was our tenth consecutive quarter of profitability since we became a reporting company. The following table compares our statement of operations data for the three months ended March 31, 2007, and 2006. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering, banking/insurance securities or corporate training) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                                                     THREE MONTHS ENDED MARCH 31,
                                        --------------------------------------------------------------------------------------------
                                                        2006                                     2007
                                        -----------------------------------   ---------------------------------------
                                             AMOUNT           PERCENTAGE            AMOUNT               PERCENTAGE       CHANGE
                                        ----------------    ---------------   -------------------    ----------------  -------------
Net revenues                            $   2,533,579            100.0%        $ 3,723,631               100.0%             47.0%
Cost of revenues                              986,687             38.9%          1,468,913                39.4%             48.9%
                                        ----------------    ---------------   -------------------    ----------------
Gross profit                                1,546,892             61.1%          2,254,718                60.6%             45.8%
                                        ----------------    ---------------   -------------------    ----------------
Selling, general and administrative         1,367,679             54.0%          1,726,181                46.4%             26.2%
Depreciation and amortization                 148,071              5.8%            165,499                 4.4%             11.7%
                                        ----------------    ---------------   -------------------    ----------------
Total operating expenses                    1,515,750             59.8%          1,891,650                50.8%             24.8%
                                        ----------------    ---------------   -------------------    ----------------
Operating income                               31,142              1.2%            363,068                 9.8%           1065.8%
Other income, net                              71,873              2.8%             88,712                 2.4%             23.4%
                                        ----------------    ---------------   -------------------    ----------------
Net income before income tax benefit          103,015              4.1%            451,780                12.1%            338.6%
Income tax benefit                            (47,000)            -1.8%           (135,000)                3.7%            187.2%
                                        ----------------    ---------------   -------------------    ----------------
Net income                               $    150,015              5.9%       $    586,780                15.8%            291.1%
                                        ================    ===============   ===================    ================

     NET REVENUES

         Net revenues for the quarter ended March 31, 2007, increased approximately $1,190,000, or 47%, compared to net revenues for the three months ended March 31, 2006. This increase was primarily due to Skye Multimedia whose revenues increased by $707,000; our Cognistar legal division, whose revenue increased by $209,000; our accounting/finance division whose revenues increased by $213,000; The Selbst Group, which we acquired in March 2007, had revenues of $74,000; our compliance and ethics division whose revenues increased by $36,000; and our engineering division whose revenues increased by $15,000. These increases were offset by a reduction in revenues from video production and duplication and consulting services in the amount of $62,000.

         In the first quarter of 2007, net revenues from our accounting/finance and related products were $2.2 million or 68% of sales, compared to $2.0 million or 77% of sales in the comparable 2006 period. Sales of our subscription-based products which include both subscription-based revenue and direct sales of course material on a non-subscription basis increased from $1.75 million in 2006 to $2.03 million in 2007. This increase is due to our continued marketing efforts to increase sales. Revenues from other projects in our accounting division that are not subscription based, decreased from $209,000 in 2006 to $148,000 in 2007. These sales fluctuate from period to period, and are not indicative of any trends. Online sales, which are primarily accounting products, continue to be an important factor contributing to our overall revenue growth. In the 2007 period, net revenues from online sales accounted for approximately $883,000, or 24% of net revenues, compared to $687,000, or 27% of net revenues in the comparable 2006 period. This represents a 29% increase in absolute dollars even though as a percentage of net revenues online sales declined because most of the sales made by some of our newly acquired divisions are not Internet based subscription sales.

         In the quarter Skye Multimedia generated revenues of $767,000 compared to $60,000 in the first quarter of 2006. However for Q1 2006, Skye only had one month of operation.

         Sales from our financial services training division, which includes Sage Online and The Selbst Group, generated $81,000 of revenue during the quarter. We acquired Sage Online in March 2006 and The Selbst Group in March 2007. For March 2006, Sage Online had sales of $9,000.

         For the first quarter of 2007, Working Values contributed a total of $403,000 to net revenues compared to $158,000 in the first quarter of 2006. For the 2007 period, $194,000 of revenue was generated by the ethics and compliance division and $209,000 was generated by our Cognistar legal division, acquired in November 2006. Revenue generated by our ethics and compliance division is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. Cognistar makes both subscription-based and direct sales of its courses.

         Net revenues from sales of our engineering products, including those of MGI that we acquired in the fourth quarter of 2006, are not subscription based. Sales were $231,000 in the first quarter of 2007 compared to $216,000 in the first quarter of 2006. This increase is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers and greater marketing efforts.

         Net revenues from video production, duplication and consulting services for the first quarter of 2007 were $68,000 compared to $130,000 for the first quarter of 2006. In general, we believe this decline reflects an overall trend in the video production and duplication business. We are making an effort to hire sales personnel that will generate more revenue for this department. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

     COST OF REVENUES

         Cost of revenues includes (i) production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Skye and our other non-subscription-based divisions operate on a lower gross profit percentage than that of our subscription-based products. Our gross profit percentage decreased slightly from 61.1% for the three months ended March 31, 2006, to 60.6% in the current period. In addition, we have devoted a significant amount of internal resources in developing new products; re-tooling existing products and technology; and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

         Compared to the first quarter of 2006, cost of revenues in the first quarter of 2007 increased by $482,000. The increase was primarily attributable to payroll and related costs from our newly acquired subsidiaries and other production related costs including the expenditure of approximately $90,000 to convert Cognistar courses to our platform. Due to the increased direct costs as a result of our acquisitions, our product mix has changed resulting in lower gross profit.

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $307,000, including the $90,000 spent on converting Cognistar courses to our platform. This increase is directly related to the outsourcing of technology personnel. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, and the use of outsourced labor in the technology area, increased $61,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense decreased in the three months ended March 31, 2007, compared to the comparable 2006 period by $10,000. This is a result of product mixes in the engineering sector and royalties due to our organizational partners in the accounting education area for which we often have to make estimates, as the information may not be available.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $105,000. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of our recent acquisitions. In addition, in the 2006 period we only owned Skye for one month as compared to this period.

     o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $22,000 from 2006 to 2007. This is a direct result of increased business from Skye.

     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses increased by $359,000 in the first quarter of 2007 from the comparable period in 2006. This represents a 26% increase from the comparable 2006 period. This increase is primarily attributable to the inclusion of Skye's operating expenses in the current period. General and administrative costs consist of a number of different types of expenses, including salaries and related costs. The increase in salaries is a result of a number of factors including additional personnel costs of approximately $276,000 as a result of our recent acquisitions. In the latter part of 2006 we began to outsource our customer service operations at a quarterly expense of approximately $30,000. While certain operating costs have increased as a result of our acquisitions, such as rent, telephone and insurance, we have tried to control other costs such as selling costs, which include advertising, promotion, travel and entertainment, that decreased by $25,000. Our other operating costs decreased by approximately $52,000, including a reduction in investor relation expense. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase primarily as a result of our recent acquisitions and a general increase in such costs as health insurance and travel.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $17,000 in the first quarter of 2007 compared to the first quarter of 2006 as a result of increased amortization expense from our recent acquisitions and capitalized course costs. We expect our depreciation and amortization expenses on our fixed assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     INCOME FROM OPERATIONS

         For the three months ended March 31, 2007, net income from operations was $363,000 compared to $31,000 in the comparable period of 2006. This increase is primarily attributable to the performance of Skye, and increased sales of our accounting products, as well as increased sales from our recent acquisitions. Our quarterly earnings are affected by the mix of custom projects compared to subscription- and education-based sales.

     OTHER INCOME/EXPENSES

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. We have not yet used the balance of the net proceeds from our initial public offering combined with higher interest rates have resulted in increased interest income. As a result, for the first quarter of 2007 we had net interest income of $89,000 compared to net interest income of $72,000 in the first quarter of 2006 after expending approximately $154,000 for The Selbst Group acquisition in March 2007.

     PROVISION FOR INCOME TAXES

         The Company has begun to account for deferred tax benefits available from its net operating loss carryforward pursuant to SFAS No. 109. It is anticipated that the Company will recognize approximately $540,000 in such benefits this year by annualizing the current quarter's income, offset by any charges for the corporate alternative minimum tax. This number is subject to change based on earnings during the year.

     NET INCOME

         For the three months ended March 31, 2007, we recorded a net profit of $587,000, or $.12 per share, basic and diluted, compared to a net income of $150,000 or $.03 per share, basic and diluted, for the three months ended March 31, 2006. The increase in net profit is attributable to growth in sales and the income tax benefit being recognized in the current period. Earnings per share before the benefit of the deferred tax asset would have been $.09 per share.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. In October 2004, we completed our initial public offering, which resulted in net proceeds to us of approximately $6 million. Through March 31, 2007, we have used approximately $1.3 million of these funds to make acquisitions.

         Our working capital as of March 31, 2007, was approximately $5.08 million compared to $4.67 million at December 31, 2006. Our current ratio at March 31, 2007, was 1.97 to 1 compared to 1.94 to 1 at December 31, 2006. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $4.6 million at March 31, 2007, compared to $4.0 million at December 31, 2006, was deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues. For the three months ended March 31, 2007, net cash provided by operating activities was $658,000 and we had a net cash increase of $437,000, which included an outlay of approximately $154,000 for the acquisition and after expending approximately $52,000 for asset purchases. Our accounts receivable and deferred revenue have increased by approximately $189,000 and $593,000 respectively from the beginning of the year, indicating a growth in sales that will be recognized in subsequent periods.

         Capital expenditures for the three months ended March 31, 2007, were approximately $52,000, which consisted primarily of computer equipment purchases. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         At March 31, 2007, our only indebtedness consisted of capital lease obligations, the balance of which was $19,000 compared to $26,000 at December 31, 2006. We have an outstanding lease with IDB Leasing, which had an aggregate outstanding balance at March 31, 2007, of $4,000. The lease has a 48-month term that expires in June 2007, an imputed interest rate of 7.0% and monthly payments of $2,055. In August 2004, we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At March 31, 2007, the balance on the loan was $15,000.

         As of March 31, 2007, we had commitments under four operating leases - the leases for our executive offices in Hawthorne, New York, the Working Values executive offices in Sharon, Massachusetts, and its Cognistar division in Westborough, Massachusetts, and Skye's executive offices in Bridgewater, New Jersey - aggregating $1.17 million through February 2010.

         We believe that the remaining net proceeds of our initial public offering in October 2004 together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements from the next 12 months.

         In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rate and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

         We are not currently a party to any legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities during the period covered by this Report.

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used approximately $0.5 million of the net proceeds to repay indebtedness and approximately $1.3 million for acquisitions. The remaining $4.2 million will be used for working capital and general corporate purposes, including acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On November 7, 2006, the Board of Directors approved a stock buy back program under which $750,000 of our funds was allocated to purchase shares of our common stock on the American Stock Exchange. During the quarter ended March 31, 2007, no such purchases were made.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

\
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                SMARTPROS LTD.
                                                --------------
                                               (Registrant)


Date: May 8, 2007                               /S/ ALLEN S. GREENE
                                                -------------------
                                                Chief Executive Officer


Date: May 8, 2007                               /S/ STANLEY P. WIRTHEIM
                                                -----------------------
                                                Chief Financial Officer
                                                (Principal Financial Officer)