Form 10QSB
period 2007-06-30
SmartPros Ltd.
filed 2007-08-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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

                                 Yes | | No |x|


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2007, there were 4,974,718 shares of common stock outstanding.


Transitional Small Business Disclosure Format.

                                 Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                                  JUNE 30, 2007

                                TABLE OF CONTENTS
                                                                           PAGE
PART I - FINANCIAL INFORMATION

       Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                Balance Sheets - June 30, 2007 and
                December 31, 2006 (Audited)                                  3

                Statements of Operations for the six-months
                and three-month periods ended June 30, 2007
                and 2006                                                     4

                Statements of Cash Flows for the six-month
                periods ended June 30, 2007 and 2006                         5

                Notes to Condensed Consolidated Financial Statements         6

       Item 2.  Management's Discussion and Analysis or
                Plan of Operation                                            9

       Item 3.  Controls and Procedures                                     20

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                           20

       Item 2.  Unregistered Sales of Equity Securities
                and Use of Proceeds                                         20

       Item 3.  Defaults Upon Senior Securities                             21

       Item 4.  Submission of Matters to a Vote of Security Holders         21

       Item 5.  Other Information                                           21

       Item 6.  Exhibits                                                    21

SIGNATURES                                                                  22

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

         The terms "we", "our", "us", or any derivative thereof, as used herein refer to SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        JUNE 30,              DECEMBER 31,
                                                                                          2007                   2006
                                                                                      (UNAUDITED)              (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $ 8,761,056             $ 7,393,789
   Accounts receivable, net of allowance for doubtful accounts
     of $39,842                                                                         1,879,385               1,960,939
   Prepaid expenses and other current assets                                              267,986                 277,393
                                                                                 --------------------------------------------
Total Current Assets                                                                   10,908,427               9,632,121
                                                                                 --------------------------------------------

Property and equipment, net                                                               438,418                 438,260
Goodwill                                                                                  145,684                 130,684
Other intangibles, net                                                                  2,679,420               2,651,132
Other assets, including restricted cash of $150,000                                       154,673                 154,673
Deferred tax asset                                                                        628,000                 378,000
                                                                                 --------------------------------------------
                                                                                        4,046,195               3,752,749
                                                                                 --------------------------------------------
Total Assets                                                                          $14,954,622             $13,384,870
                                                                                 ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                   $   288,972             $   552,630
   Accrued expenses                                                                       349,000                 380,464
   Current portion of capital lease and equipment financing obligations                    14,119                  25,991
   Deferred revenue                                                                     4,650,904               4,007,074
                                                                                 --------------------------------------------
Total Current Liabilities                                                               5,302,995               4,966,159
                                                                                 --------------------------------------------

Long-Term Liabilities:
   Other liabilities                                                                      100,109                 120,137
                                                                                 --------------------------------------------
Total Long-Term Liabilities                                                               100,109                 120,137
                                                                                 --------------------------------------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000                          --                     --
     shares, 0 shares issued and outstanding
   Common stock, $.0001 par value, authorized 30,000,000 shares,                              520                     519
     5,208,594 issued and 4,897,863 outstanding at June 30, 2007; and
     5,186,505 issued and 4,875,774 outstanding at December 31, 2006
   Additional paid-in capital                                                          16,690,514              16,572,944
   Accumulated (deficit)                                                               (6,177,118)             (7,274,824)
                                                                                 --------------------------------------------
                                                                                       10,513,916               9,298,639
   Common stock in treasury, at cost - 310,731 shares                                    (922,625)              (922,625)
   Deferred compensation                                                                  (39,773)               (77,440)
                                                                                 --------------------------------------------
Total Stockholders' Equity                                                              9,551,518               8,298,574
                                                                                 --------------------------------------------
Total Liabilities and Stockholders' Equity                                            $14,954,622             $13,384,870
                                                                                 ===================== ======================



-------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        SIX MONTHS ENDED                             THREE MONTHS ENDED
                                                            JUNE 30,                                      JUNE 30,
                                             ---------------------------------------     -------------------------------------------
                                                    2007                2006                      2007                  2006
------------------------------------------------------------------------------------     -------------------------------------------

Net Revenues                                   $  7,210,161         $ 5,455,472            $    3,486,530          $  2,921,893
Cost of Revenues                                  2,684,317           2,205,096                 1,215,404             1,218,409
                                             ---------------------------------------     -------------------------------------------
   Gross Profit                                   4,525,844           3,250,376                 2,271,126             1,703,484
                                             ---------------------------------------     -------------------------------------------

Operating Expenses:
   Selling, general and administrative            3,540,640           2,834,392                 1,814,459             1,466,713
   Depreciation and amortization                    327,264             316,580                   161,795               168,509
                                             ---------------------------------------     -------------------------------------------
                                                  3,867,904           3,150,972                 1,976,254             1,635,222
                                             ---------------------------------------     -------------------------------------------
   Operating Income                                 657,940              99,404                  294, 872                68,262
                                             ---------------------------------------     -------------------------------------------

Other Income (Expense):
   Interest income                                  190,586             154,667                   101,273                81,207
   Interest expense                                    (819)             (2,992)                     (218)               (1,405)
                                             ---------------------------------------     -------------------------------------------
                                                    189,767             151,675                   101,055                79,802
                                             ---------------------------------------     -------------------------------------------

Income before benefit for income taxes              847,707             251,079                   395,927               148,064

Add: income tax benefit                             250,000              87,085                   115,000                40,085
                                             ---------------------------------------     -------------------------------------------
Net Income                                     $  1,097,707         $   338,164            $      510,927          $    188,149
                                             =======================================     ===========================================

Net Income Per Common Share:
   Basic net income per common share           $        .23         $       .07            $          .10         $         .04
                                             =======================================     ===========================================

   Diluted net income per common share         $        .22         $       .07            $          .10         $         .04
                                             =======================================     ===========================================

Weighted Average Number of Shares
   Outstanding Basic                              4,876,384           5,050,641                 4,876,988             5,060,274
                                             =======================================     ===========================================

   Diluted                                        4,934,757           5,067,775                 4,949,568             5,077,526
                                             =======================================     ===========================================






-------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                   -------------------------------------------------
                                                                                            2007                     2006
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                           $    1,097,707          $     338,164
                                                                                   -------------------------------------------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                         327,264                316,580
      Reduction in deferred compensation                                                     37,667                 21,000
      Stock compensation expense                                                             18,000                 15,526
      Deferred income tax benefit                                                          (250,000)               (85,000)
   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                                                 81,554               (359,878)
         Prepaid expenses and other current assets                                            9,407                 51,852
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses                                             (295,122)               (27,352)
         Deferred revenue                                                                   643,830                353,425
         Other liabilities                                                                  (20,028)               (20,028)
                                                                                   -------------------------------------------------
   Total adjustments                                                                        552,572                266,125
                                                                                   -------------------------------------------------
Net Cash Provided by Operating Activities                                                 1,650,279                604,289
                                                                                   -------------------------------------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                    (92,156)               (40,985)
   Capitalized course costs                                                                 (44,581)               (29,505)
   Capitalized  software development                                                        (70,958)                    --
   Property and equipment acquired from acquisitions                                         (2,201)                    --
   Intangible assets acquired from acquisitions                                            (154,099)                    --
   Cash paid for acquisitions                                                                (6,715)              (719,530)
                                                                                   -------------------------------------------------
Net Cash (Used in) Investing Activities                                                    (370,710)              (790,020)
                                                                                   -------------------------------------------------

Cash Flows from Financing Activities:
   Exercise of stock options, warrants and other                                             99,570                 52,799
   Payments under capital lease obligations                                                 (11,872)               (21,021)
                                                                                   -------------------------------------------------
Net Cash Provided by Financing Activities                                                    87,698                 31,778
                                                                                   -------------------------------------------------

Net Increase (Decrease) in Cash and Cash equivalents                                      1,367,267               (153,953)
Cash and Cash Equivalents, beginning of period                                            7,393,789              7,505,691
                                                                                   -------------------------------------------------
Cash and Cash equivalents, end of period                                             $    8,761,056          $   7,351,738
                                                                                   =================================================

Supplemental Disclosure:
Cash paid for interest                                                               $          819          $       2,992
                                                                                   =================================================




-------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company develops programs on governance, compliance and ethics for corporations. As a result of acquisitions made during 2006 and 2007, the Company now also offers educational products for the banking, legal, financial services, insurance and pharmaceutical industries. SmartPros also produces custom videos and rents out its studios.

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

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The amortization period is five years, except for the Sarbanes-Oxley courses, which have a three-year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired $500,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at June 30, 2007, are capitalized course costs of $580,000 (exclusive of Sarbanes-Oxley courses), net of accumulated amortization of $126,000.

         DEFERRED REVENUE

         Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy. Working Values' Cognistar legal division recognizes revenue either from the direct sale of courses or on a deferred basis as earned, from the sale of prepaid courses.

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company's common stock, par value $.0001 per share (the "Common Stock") during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 58,373 and 17,134 for the six month periods and 72,580 and 17,252 for the three months period ended June 30, 2007, and 2006, respectively, include the Company's stock options and warrants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares reserved for grants under the Plan is 882,319, provided that restricted stock grants may not exceed 200,000 shares. As of June 30, 2007, there were 386,972 options outstanding, of which 323,903 are currently exercisable, and 449,387 options are available for future grants. All stock options and grants under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No.123R"), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $18,000 and $15,226 for the six months periods ending June 30, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R.

         SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company's Common Stock over the most recent period commensurate with the estimated expected life of the Company's stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.

         The assumptions used for the six-month periods ended June 30, 2007, and 2006, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

                                          SIX MONTHS ENDED JUNE 30,
                                         2007                  2006
                                 --------------------  --------------------
Expected life (years)                     5.5                   5.5
Risk-free interest rate                   4.51%                 4.75%
Volatility                               35.0 %                33.0 %
Dividend yields                          --                    --
Weighted-average fair value
   of options during the period    $     1.91           $     1.20


         The Company granted 6,500 options under the Plan during the six months ended June 30, 2007 at exercise prices ranging from $4.49 per share to $5.50 per share and 5,137 shares were forfeited.

         The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2007:

                                                                     WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                                                    EXERCISE PRICE PER          REMAINING CONTRACTUAL
           STOCK OPTIONS                   NUMBER OF SHARES                SHARE                         TERM
-------------------------------------     -------------------     ------------------------     -------------------------

Outstanding at January 1,
  2007                                         385,609                     $4.57                         5.5
Granted                                          6,500                     $4.72
Exercised                                         -                        $0.00
Forfeited/expired                              (5,137)                     $4.21
                                          -------------------
Outstanding at June 30, 2007                   386,972                     $4.58                         6.4
                                          ===================     ========================     =========================
Exercisable at June 30, 2007                   323,903                     $4.81                         5.4
                                          ===================     ========================     =========================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

         INCOME TAX BENEFIT

         Since January 1, 2006, the Company recognizes the benefit of its deferred income tax asset available from its net operating loss carryforwards, which expire in 2023. This benefit is offset by any corporate alternative minimum income tax. This resulted in a net income tax benefit of $250,000 for the six months ended June 30, 2007. The Company does not believe that it takes any aggressive income tax positions that would require disclosure under Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

NOTE 3.  SUBSEQUENT EVENT

         On August 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of Bright Ideas Group d/b/a Watch It (BIG) for $175,000, subject to certain adjustments. BIG develops information technology education and training programs for business and information technology professionals. The Company will operate these assets under the name SmartPros Technology Training Group (STG). BIG's annual sales on a cash basis for the last three years averaged approximately $1,400,000.

         The seller is entitled to an additional $200,000 incentive payment if STG achieves revenues in excess of $1,000,000 between August 1, 2007 and January 31, 2008. If STG's revenues for this period are between $875,000 and $1,000,000, the seller will receive a pro-rated amount of the $200,000. If revenues are less than $875,000, no incentive payment is due.

         The seller is also entitled to an additional earn-out equal to the average annual earnings before taxes, after accounting for all inter-company charges and an amount for the use of capital provided by the Company, for the 36 months period commencing August 1, 2007 and ending July 31, 2010, and multiplying the result by three. In no event, may the additional earn-out exceed $3,000,000. Any payment under this provision will be reduced by $115,000 and any incentive payments made with respect to the six month period ending January 31, 2008. The additional earn-out may be paid at the Company's discretion either in cash or 50% in cash and 50% in shares of Common Stock provided that at that time payment is due (i) the Common Stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market and (ii) the Company has filed all periodic reports it is required to file under the Securities Act of 1934. Any payment in shares of Common Stock will be valued based on the average closing price of the Common Stock for the 20 business days after July 31, 2010.

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

         We provide learning solutions and/or training materials for (a) accounting and finance professionals; (b) engineering professionals; (c) legal professionals; (d) banking; (e) pharmaceutical industry employees and (f) ethics and compliance training for the general corporate community. Our learning solutions for the accounting, engineering and legal professions are designed to meet the continuing professional education requirements of the various state licensing agencies and professional associations. In addition, we provide value-added services through our learning management system, marketed under the name SmartPros' Professional Education Center(TM), which we believe is key to our revenue growth and future success.

         Our learning and training solutions are delivered in multiple formats including videotape, CD-ROM, DVD and other formats available for distribution over the Internet and corporate intranets. Online subscription sales and delivery are the fastest growing part of our business.

         Over the last 18 months, we have made a number of acquisitions that have enabled us to expand into new markets and enhance our offerings to the markets we historically served.

         In February 2006, we acquired substantially all of the operating assets and assumed certain liabilities of Skye Multimedia Inc. We contributed those assets to a newly formed, wholly owned subsidiary, Skye Multimedia Ltd. (Skye). The purchase price for the assets was $520,000. In addition, the selling shareholders are entitled to an additional payment based on the average earnings of Skye between March 1, 2006, and December 31, 2008, less adjustments for use of capital and other costs. In no event will the total additional payment exceed $1.2 million. The additional payment may be paid 50% in cash and 50% in shares of our common stock at our discretion. If the additional payment is paid partly in stock, the price of the stock will be determined by the average price for the 20 business days subsequent to December 31, 2008. Skye develops custom interactive marketing and training applications for CD, DVD, Internet and learning management systems. Skye offers a broad range of services including content design, animation, and audio/video production and application development. Skye's clients are a diverse group of companies from pharmaceutical, financial, technology and other industries.

         Also in February 2006, we acquired substantially all of the operating assets and assumed certain liabilities from Sage International Group, Inc.
(Sage). The assets acquired included a library of 58 nationally certified online training solutions for the banking, securities and insurance industries. Sage's "off-the-shelf" courses and custom designed programs employ delivery methods suited to the specific needs of its clients, which include professional firms and companies of all sizes including Fortune 500 companies.

         In October 2006, we acquired substantially all of the operating assets and assumed certain liabilities of MGI Management Institute Inc.(MGI) for $100,000. MGI provided training courses for the engineering profession. The acquisition expanded our offerings and enhances our ability to service this market.

         In November 2006, through our Working Values subsidiary, we acquired substantially all of the operating assets and assumed certain liabilities of Cognistar Interactive Corporation (Cognistar) for $320,000. Cognistar produces online and customized training courses for the legal profession.

         In March 2007, we acquired substantially all of the assets and assumed certain liabilities of The Selbst Group Inc. (Selbst) for approximately $154,000. Selbst is a specialized consulting firm providing various training programs for the financial services industry. We have combined Sage and Selbst into our newly named Financial Services Training division.

         In August 2007, we acquired substantially all of the assets and assumed certain liabilities of Bright Ideas Group (BIG), d/b/a Watch It for $175,000 subject to various adjustments. BIG develops information technology and training programs for business and information technology professionals. We will operate the BIG assets under the name of SmartPros Technology Training Group (STG).

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

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. Through June 30, 2007, we have used approximately $1.8 million of those proceeds; $500,000 to repay debt and $1.3 million in connection with the acquisitions made in 2006 and 2007 described above. We intend to use the remaining $4.2 million net proceeds from the offering, cash flow from operations and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring other companies that provide learning solutions or their assets. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings. We will also consider acquisitions that will give us access to new markets. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing stockholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

         There are many risks involved with acquisitions. These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisitions opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the stockholder value that we anticipated at the outset.

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

         Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from the sale of legal courses, through Working Values' Cognistar legal division are either through direct sales, which are recognized immediately, or through prepaid course usage, in which case revenue is recognized as courses are taken. Unused course usage is treated as deferred revenue. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Both Working Values and Skye recognize revenue on a proportional performance basis. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For of our most of our subscriptions products, there are no significant additional costs, other than shipping costs, required to complete our obligations, as the material already exists. We use the term "revenue" to be differentiated from sales because a majority of our sales are recognized on a deferred basis.

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

     STOCK-BASED COMPENSATION

         Effective January 1, 2006, we adopted SFAS No. 123R. As a result, compensation expense includes the cost of compensatory stock option grants and stock awards, restricted and unrestricted, granted to employees, directors and consultants. Options and warrants granted to employees and non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security in question.

         SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes-Merton ("BSM") option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields, to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). We have elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, we have not restated prior periods to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

         The second quarter of 2007 was our 13th consecutive quarter of profitability, 11th since we became a reporting company. The following table compares our statement of operations data for the three months ended June 30, 2007, and 2006. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, banking, and insurance, securities or corporate training) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                                     THREE MONTHS ENDED JUNE 30,
                                ----------------------------------------------------------------------------------------------------
                                                 2006                                     2007
                                -------------------------------------    -------------------------------------
                                     AMOUNT            PERCENTAGE             AMOUNT            PERCENTAGE              CHANGE
                                -----------------    ---------------    -------------------   ----------------      ----------------

Net revenues                      $ 2,921,893            100.0%           $  3,486,530            100.0%                19.3%
Cost of revenues                    1,218,409             41.7%              1,215,404             34.9%                -0.2%
                                -----------------    ---------------    -------------------   ----------------
Gross profit                        1,703,484             58.3%              2,271,126             65.1%                33.3%
                                -----------------    ---------------    -------------------   ----------------
Selling, general and
   administrative                   1,466,713             50.2%              1,814,459             52.0%                23.7%
Depreciation and amortization         168,509              5.8%                161,795              4.6%                -4.0%
                                -----------------    ---------------    -------------------   ----------------
Total operating expenses            1.635,222             56.0%              1,976,254             56.7%                20.9%
                                -----------------    ---------------    -------------------   ----------------
Operating income                       68,262              2.3%                294,872              8.5%               332.0%
Other income, net                      79,802              2.7%                101,055              2.9%                26.6%
                                -----------------    ---------------    -------------------   ----------------
Net income before income
   tax benefit                        148,064              5.0%                395,927             11.4%               167.4%
Income tax benefit                     40,085              1.4%                115,000              3.3%               186.9%
                                -----------------    ---------------    -------------------   ----------------
Net income                        $   188,149              6.4%           $    510,927             14.7%               171.6%
                                =================    ===============    ===================   ================

     NET REVENUES

         Net revenues for the three months ended June 30, 2007, increased approximately $565,000, or 19%, compared to net revenues for the three months ended June 30, 2006. This increase was primarily due to: (i) Accounting/Finance division, whose net revenues increased $191,000; (ii) Skye, whose net revenues increased $111,000; (iii) the Financial Services Training division, whose net revenues increased $133,000; (iv) the Cognistar legal division, acquired in November 2006, which had net revenues of $96,000 in the second quarter of 2007;
(v) the Ethics and Compliance division, whose net revenues increased $65,000;
(vi) the Engineering division, whose net revenues increased $114,000; and (vii) the consulting services group, whose net revenues increased $31,000. These increases were offset by a $177,000 reduction in net revenues from video production and duplication group. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

         In the second quarter of 2007, net revenues from our Accounting/Finance division were $2.3 million, or 65% of revenue, compared to $2.1 million, or 71% of revenue, in the comparable 2006 period. Revenues from our subscription-based products which include both subscription-based revenue and direct sales of course material on a non-subscription basis increased from $1.82 million in 2006 to $2.03 million in 2007. This increase is due to our continued marketing efforts. Revenues derived from other projects in our Accounting/Finance division that are not subscription based decreased from $258,000 in 2006 to $242,000 in 2007. These revenues fluctuate from period to period, and are not indicative of any trends. Online revenues, which are primarily accounting/finance products, continue to be an important factor contributing to our overall revenue growth. In the 2007 period, net revenues from online sales accounted for approximately $912,000, or 26% of net revenues, compared to $718,000, or 25% of net revenues in the comparable 2006 period. This represents a 27% increase in absolute dollars.

         For the three months ended June 30, 2007, Skye generated net revenues of $481,000 compared to $370,000 in the second quarter of 2006.

         Our Financial Services Training division, which includes Sage and Selbst, generated $143,000 of net revenues in the quarter ended June 30, 2007. For the quarter ended June 30, 2006, this division generated only $10,000 of net revenues. The increase is due to the fact that we acquired the Sage assets at the end of February 2006 and the Selbst assets in March 2007.

         In the quarter ended June 30, 2007, Working Values had net revenues of $307,000 compared to net revenues of $147,000 for the quarter ended June 30, 2006. For the 2007 period, $211,000 of Working Values' net revenues was generated by the Ethics and Compliance division and $96,000 was generated by our Cognistar legal division, acquired in November 2006. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

         Our Engineering division generated $185,000 of net revenues in the second quarter of 2007 compared to $71,000 in the second quarter of 2006. This increase is not necessarily indicative of any trends, but is a result of timing differences, in the placement of orders from customers and greater marketing efforts. Also, we acquired the assets of MGI in October 2006, which contributed additional net revenues in the 2007 period. Sales of our engineering products are not subscription based.

         Net revenues from video production and duplication services were $43,000 and from consulting services were $60,000 for the second quarter of 2007 compared to $220,000 and $29,000 respectively for the second quarter of 2006. We believe the decline in video production and duplication net revenues reflects an overall trend in the business. We continue to seek to hire sales personnel that will generate more revenue for this department.

     COST OF REVENUES

         Cost of revenues includes (i) production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales, which includes electronic delivery of the product, have higher profit margins than sales involving physically delivery of tapes, disks and written materials.

         Our gross profit margin increased for the three months ended June 30, 2007 was 65.1% compared to 58.3% for the three months ended June 30, 2006. This increase is attributable, in part, to the fact that we capitalized approximately $115,000 of internal costs relating to course development and the redesign of our new learning management system, and received credits from vendors for services performed. These adjustments added approximately 4% to our gross profit margin in the 2007 period. On the other hand, we have devoted a significant amount of internal resources in developing new products, re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues. Cost of revenues decreased by $3,000 in the current quarter from the comparable period last year. This slight decrease is comprised of a number of factors, including increased salaries and related costs as a result of acquisitions, offset by reductions in personnel in our technology and video production areas. We have reduced our labor costs by the outsourcing of technology projects to a firm in India at lower labor rates than those in the United States. This has been necessitated by increased business generated from Skye and internal projects. This increase has been offset by the capitalization of $115,000 in costs for course development and the redesign of our learning management system. We have determined that it is cheaper to outsource certain projects to India rather than hire additional personnel, in the event that the number of such projects may decrease. In addition, royalty expense increased by $31,000.

   o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $50,000, after capitalizing a portion of these costs and receiving credits from our vendors. This increase is directly related to the outsourcing of technology personnel. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, and the use of outsourced labor in the technology area, decreased $45,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

   o ROYALTIES. Royalty expense increased in the three months ended June 30, 2007, compared to the comparable 2006 period by $31,000. This is a result of royalties from our Cognistar legal division, which we acquired in November 2006, and to our organizational partners in the accounting education area for which we often have to make estimates, as the information may not be available.

   o SALARIES. Overall, payroll and related costs attributable to production personnel decreased by $30,000, after capitalizing a portion of these costs during the current quarter. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of our recent acquisitions.

   o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs decreased by $9,000 from 2006 to 2007. This is primarily a direct result of decreased business in our video production.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses for the three months ended June 30, 2007 increased $348,000, or 24%, compared to the three months ended June 30, 2006. The increase in general and administrative expenses is primarily attributable to the acquisitions of Cognistar, MGI and Selbst, all of which occurred after the second quarter of 2006. Compensation expense in the 2007 period increased $229,000 over compensation expense for the 2006 period. Our total number of full time general and administrative employees at June 30, 2007 was 50 compared to 42 at June 30, 2006. Compensation expense includes stock based compensation expense of $9,000 for the 2007 period and $6,300 for the 2006 period. In January 2007, the Company granted 16,500 shares in restricted stock to its management team, of which one-third vested immediately and the remaining shares will vest pro-ratably in each of January 2008 and 2009. The closing price of the stock on the date of the grant was $4.04 per share. In addition, in March 2007, we granted 6,500 options to employees at exercise prices ranging from $4.49 to $5.50 per share. The options vest over a three-year period commencing one year from grant date and expire 10 years from the date of grant. Using the BSM model, we determined that the options have a fair value of $12,445, which is being expensed over a three-year period. The value of the options was determined by applying a volatility factor of 35%, a risk-free interest rate of 4.51%, and an expected life of 5.5 years.

         In the latter part of 2006 we began to outsource our customer service operations at a quarterly expense of approximately $30,000. This function was formally performed internally. Our other operating costs increased by approximately $118,000. These costs consist of increased professional fees for Sarbanes-Oxley compliance of approximately $20,000, customer service expense of $30,000 which was previously done internally and a general increase in operating overhead of $68,000. We continue to look for other opportunities to reduce our overhead. The Working Values office located in Sharon, Massachusetts was on a month-to-month lease and commencing July 1, 2007 we consolidated that office into Cognistar's office in Westborough, Mass. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase as a result of acquisitions and a general increase in such costs as health insurance and travel.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses decreased by $7,000 in the second quarter of 2007 compared to the second quarter of 2006 as a result of decreased amortization expense from our previously capitalized course costs. We expect our depreciation and amortization expenses on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for new course development, and the re-design of our learning management system. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired through acquisitions.

     OPERATING INCOME

         For the three months ended June 30, 2007, net income from operations was $295,000 compared to $68,000 in the comparable period of 2006.

     OTHER INCOME, NET

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. We have not yet used all of the net proceeds from our initial public offering. We have no debt and, with larger cash balances and higher interest rates, this has resulted in increased interest income. As a result, for the second quarter of 2007 we had net interest income of $101,000 compared to net interest income of $80,000 in the second quarter of 2006.

     INCOME TAX BENEFIT

         We account for deferred tax benefits available from our net operating loss carryforward pursuant to SFAS No. 109. We anticipate that we will recognize a total of approximately $540,000 in such benefits from recognizing the net operating loss this year by annualizing the current quarter's income, offset by charges for the corporate alternative minimum tax, which we estimate to be approximately $40,000 for the year. This results in a estimated net annual tax benefit of $500,000. The net benefit for the three month period ended June 30, 2007 is $115,000 as compared to $40,000 for the comparable period of 2006. This amount is subject to change based on earnings during the year.

     NET INCOME

         For the three months ended June 30, 2007, we recorded net income of $511,000, or $0.10 per share, basic and diluted, compared to net income of $188,000 or $0.04 per share, basic and diluted, for the three months ended June 30, 2006. Earnings per share before the benefit of the deferred tax asset would have been $.08 per share.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND 2006

         The following table compares our statement of operations data for the six months ended June 30, 2007, and 2006. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold and the method of sale as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                                   SIX MONTHS ENDED JUNE 30,
                             ------------------------------------------------------------------------------------------------------
                                               2006                                      2007
                             -------------------------------------     ---------------------------------------
                                  AMOUNT             PERCENTAGE              AMOUNT             PERCENTAGE             CHANGE
                             -----------------     ---------------     -------------------    ----------------     ----------------

Net revenues                   $ 5,455,472             100.0%            $  7,210,161               100.0%              32.2%
Cost of revenues                 2,205,096              40.4%               2,684,317                37.2%              21.7%
                             -----------------     ---------------     -------------------    ----------------
Gross profit                     3,250,376              59.6%               4,525,844               62.8%               39.2%
                             -----------------     ---------------     -------------------    ----------------
Selling, general
   and administrative            2,834,392              52.0%               3,540,640               49.1%               24.9%
Depreciation and
   amortization                    316,580               5.8%                 327,264                4.5%                3.4%
                             -----------------     ---------------     -------------------    ----------------
Total operating expenses         3,150,972              57.8%               3,867,904               53.6%               22.8%
                             -----------------     ---------------     -------------------    ----------------
Operating income                    99,404               1.8%                 657,940                9.1%              561.9%
Other income, net                  151,675               2.8%                 189,767                2.6%               25.1%
                             -----------------     ---------------     -------------------    ----------------
Net income before income
   tax benefit                     251,079               4.6%                 847,707               11.8%              237.6%
Income tax benefit                  87,085               1.6%                 250,000                3.5%              187.1%
                             -----------------     ---------------     -------------------    ----------------
Net income                     $   338,164               6.2%            $  1,097,707               15.2%              224.6%
                             =================     ===============     ===================    ================

     NET REVENUES

         Net revenues for the six months ended June 30, 2007 increased approximately $1,755,000, or 32%, compared to net revenues for the six months ended June 30, 2006. This increase was primarily due to: (i) our Accounting/Finance division, whose net revenues increased $405,000; (ii) Skye whose net revenues increased $819,000; (iii) our Financial Services Training division, whose net revenues increased $205,000; (iv) our Cognistar legal division, which had net revenues of $305,000; (v) our Ethics and Compliance division, whose revenues increased $101,000; (vi) and our Engineering division whose revenues increased $129,000. These increases were offset by a net reduction in net revenues from video production and duplication of $233,000 and an increase in net revenues from consulting services in the amount of $24,000.

         In the first six months of 2007, our Accounting/Finance division generated net revenues of $4.4 million, representing 61.6% of total net revenues for the period compared to net revenues of $4.0 million for the first six months of 2006, representing 74% of total net revenues. Net revenues attributable to sales of our subscription-based products, which include both subscription-based revenue, and direct sales of course material on a non-subscription basis, increased to $4.05 million for the 2007 period compared to $3.56 million for the 2006 period. This increase is due to our continued marketing efforts. Net revenues from non-subscription-based accounting/finance products decreased from $465,000 in the 2006 period to $389,000 in the 2007 period. These revenues fluctuate from period to period, and are not indicative of any trends. Net revenues from online sales, which are primarily accounting/finance products, continue to be an important factor contributing to our overall revenue growth. In the 2007 period, net revenues from online sales accounted for approximately $1.8 million, or 25% of net revenues, compared to $1.4 million, or 26% of net revenues in the comparable 2006 period. This represents a 29% increase in absolute dollars even though as a percentage of net revenues online sales declined because most of the sales attributable to our newly acquired divisions are not Internet based subscription sales.

         For the first half of 2007 Skye generated net revenues of $1.25 million compared to $430,000 in the first half of 2006. For 2006 Skye only had four months of operation.

         Net revenue generated by our Financial Services Training division, which includes Sage and Selbst, was $224,000 in the first six months of 2007. For the comparable 2006 period, the Financial Services Training division generated net revenues of $19,000. We acquired Sage in March 2006 and Selbst in March 2007.

         For the first six months of 2007, Working Values contributed a total of $710,000 to net revenues compared to $305,000 in the first six months of 2006. For the 2007 period, $405,000 of Working Values' net revenues were generated by the Ethics and Compliance division compared to $305,000 of revenues in the comparable 2006 period, and $305,000 was generated by the Cognistar legal division, acquired in November 2006. Revenue generated by our ethics and compliance division is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar legal division derives its revenues primarily from prepaid course usage and direct sales of its courses.

         For the first six months of 2007, our Engineering division generated net revenues of $416,000 compared to net revenues of $287,000 in the first half of 2006. This increase is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers and greater marketing efforts. Also, we acquired the assets of MGI in October 2006, whose revenues are included in the 2007 period.

         Net revenues from video production, duplication and consulting services for the first half of 2007 were $171,000 compared to $379,000 for the comparable 2006 period.

     COST OF REVENUES

         Our gross profit margin for the six month period ended June 30, 2007 was 62.8% compared to 59.6% for the six month period ended June 30, 2006. The increase is due, in part, to the capitalization of costs and credits received from vendors as previously discussed. In addition, we have devoted a significant amount of internal resources in developing new products; re-tooling existing products and technology, and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

         Cost of revenues for the six month period ended June 30, 2007 was $2.7 million compared to $2.2 million for the six month period ended June 30, 2006, an increase of $500,000, or 22.7%. The increase was primarily attributable to payroll and related costs from our newly acquired subsidiaries and other production related costs including the expenditure of approximately $90,000 to convert Cognistar courses to our platform.

   o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor costs increased $357,000, including the $90,000 spent on converting Cognistar courses to our platform. This increase is directly related to the outsourcing of technology personnel. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, increased $15,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

   o ROYALTIES. Royalty expense increased in the six months ended June 30, 2007, compared to the comparable 2006 period by $20,000. This is a result of royalties from our Cognistar legal division, which we acquired in November 2006.

   o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $77,000. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of our recent acquisitions. In addition, 2006 does not include the additional salaries relating to MGI, Cognistar and Selbst personnel and only includes salaries of Sage and Skye personnel for four months.

   o OTHER PRODUCTION RELATED COSTS. Other production costs increased by $9,000 from 2006 to 2007. This is a direct result of increased business from Skye.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the six month period ended June 30, 2007 were $3.54 million compared to $2.83 million for the six month period ended June 30, 2006, an increase of $710,000, or 25.1%. This increase is primarily attributable to the inclusion of operating expenses from our recent acquisitions.

         General and administrative costs consist of a number of different types of expenses, including salaries and related costs. Compensation expense for the 2007 period increased $505,000 over the compensation expense for the 2006 period. Compensation expense includes stock based compensation expense of $18,000 for the 2007 period and $15,500 for the 2006 period. In January 2007, the Company granted 16,500 shares in restricted stock to its management team, of which one-third vested immediately and the remaining shares will vest pro-ratably in each of January 2008 and 2009. The closing price of the stock on the date of the grant was $4.04 per share. In addition, in March 2007, we granted 6,500 options to employees at exercise prices ranging from $4.49 to $5.50 per share. The options vest over a three-year period commencing one-year from grant date and expire 10 years from the date of grant. Using the BSM model, we determined that the options have a fair value of $12,445, which amount is being expensed over a three-year period. Certain operating costs have increased as a result of our acquisitions, such as rent, telephone and insurance for approximately $75,000. We are now outsourcing our customer service function which resulted in a six month expense of approximately $60,000, where this function was previously performed internally. Our other operating expenses increased by approximately $70,000, including increased professional fees as we begin our Sarbanes-Oxley compliance, a reduction in investor relation expense and fluctuations in our other costs. We continue to look for other opportunities to reduce our overhead.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $11,000 in the first half of 2007 compared to the first half of 2006 as a result of increased amortization expense from our recent acquisitions and capitalized course costs, offset by a decline in amortization from previously capitalized course costs. We expect our depreciation and amortization expenses on our fixed assets to continue to increase. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired in these acquisitions.

     OPERATING INCOME

         For the six months ended June 30, 2007, net income from operations was $658,000 compared to $99,000 in the comparable period of 2006.

     OTHER INCOME, NET

         For the first six months of 2007, we had net interest income of $190,000 compared to net interest income of $152,000 in the first six months of 2006. This increase is attributable to higher interest rates and larger cash balances attributable to operations.

     INCOME TAX BENEFIT

         The income tax benefit from the six-month period ended June 30, 2007 is $250,000 as compared to $87,000 in the 2006 period. This amount is subject to change based on earnings during the year.

     NET INCOME

         For the six months ended June 30, 2007, we recorded a net profit of $1.1 million, or $0.23 per share, basic and $0.22 per share diluted, compared to a net income of $338,000 or $0.07 per share, basic and diluted, for the six months ended June 30, 2006. Earnings per share before the benefit of the deferred tax asset would have been $0.17 per share basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

         Since becoming a public reporting company in October 2004, we have financed our working capital requirements through internally generated funds. In addition, our initial public offering yielded net proceeds of approximately $6 million. To date we have used approximately $1.5 million of the net proceeds from the offering to make acquisitions and $500,000 to repay debt.

         Our working capital as of June 30, 2007 was approximately $5.61 million compared to $4.67 million at December 31, 2006. Our current ratio at June 30, 2007 was 2.05 to 1 compared to 1.94 to 1 at December 31, 2006. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.65 million at June 30, 2007 compared to $4.0 million at December 31, 2006. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months.

         At June 30, 2007, we had cash and cash equivalents of $8.8 million. For the six months ended June 30, 2007, we reported a net increase in cash of $1.37 million, which includes $1.65 million of cash provided by operating activities and $88,000 of cash provided by financing activities offset by $371,000 of cash used in investing activities.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

         For the 2007 period, cash used in investing activities included capital expenditures of $92,000, which consisted primarily of computer equipment purchases, capitalized course and software development costs relating to our learning management system, aggregating $116,000 and $154,000 relating to the acquisition of the Selbst assets. Although, we continually upgrade our technology hardware, we do not anticipate any significant capital expenditures relating to equipment purchases over the next 12 months.

         For the 2007 period, cash provided by financing activities included $68,000 from the exercise of stock options and warrants and $32,000 of short swing profits (after deducting legal expenses) that we recovered from a stockholder pursuant to Rule 16b promulgated under the Securities Exchange Act of 1934. This amount was offset by $12,000 of payments under capital leases.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         At June 30, 2007, our only indebtedness consisted of an auto loan. In August 2004, we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. At June 30, 2007, the balance on the loan was $14,000.

         As of June 30, 2007, we had commitments under three operating leases:
(i) the leases for our executive offices in Hawthorne, New York,; (ii) a lease in Westborough, Massachusetts, where our Working Values subsidiary and its Cognistar legal division is based; and (iii) a lease in Bridgewater, New Jersey where Skye is based. Our financial commitment under all three leases aggregates approximately $1.0 million through February 2010.

         We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements from the next 12 months.

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

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material legal proceeding not in the ordinary course of business at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         Except as otherwise set forth in this Item 2, there were no sales of unregistered securities during the period covered by this Report.

         During the period covered by this report, we issued an aggregate of 22,089 shares of common stock and 11,044 warrants to seven persons pursuant to the exercise of the warrants that we issued in October 2004 to the underwriters of our initial public offering, discussed in greater detail below under "Use of Proceeds" in this Item. The stock and warrants issued had been included in the Registration Statement (defined below), although at the time of exercise the Registration Statement was not current. Nevertheless, the issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used approximately $0.5 million of the net proceeds to repay indebtedness and approximately $1.5 million for acquisitions. The remaining $4.0 million will be used for working capital and general corporate purposes, including acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On November 7, 2006, the Board of Directors approved a stock buy back program under which $750,000 of our funds was allocated to purchase shares of our common stock on the American Stock Exchange. To date no share repurchases were made.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         On August 2, 2007, we acquired substantially all of the assets and assumed certain liabilities of Bright Ideas Group d/b/a Watch It (BIG). BIG develops information technology education and training programs for business and information technology professionals. The assets we acquired included approximately 300 courses and customer contracts. We will operate these assets under the name SmartPros Technology Training Group (STG). James Graham, BIG's founder and president, as well as other key employees of BIG have become our employees. BIG's annual sales on a cash basis for the last three years averaged approximately $1,400,000.

         The purchase price for the assets was $175,000 plus the assumption of BIG's obligations under certain customer agreements. In addition, BIG is entitled to an incentive payment of $200,000 if STG's revenues for the six month period beginning August 1, 2007 and ending January 31, 2008 exceed $1,000,000. If STG's revenues for this period are between $875,000 and $1,000,000, the incentive payment will be a pro-rated portion of the $200,000. If revenues are less than $875,000, no incentive payment is due.

         Finally, BIG is also entitled to an "earn-out" equal to the product of
(i) the excess of STG's average annual earnings before taxes over all inter-company charges and an amount for the use of capital we provide STG, for the 36 month period commencing August 1, 2007 and ending July 31, 2010 and (ii) three. In no event may the "earn-out" exceed $3,000,000. Any payment under the "earn-out" will be reduced by (i) $115,000 and (ii) any incentive payments made with respect to the six month period ending January 31, 2008. The "earn-out" amount may be paid at our discretion either in entirely in cash or 50% in cash and 50% in shares of our common stock provided that at that time payment is due
(i) our common stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market and (ii) we have filed all periodic reports we were required to file under the Securities Act of 1934. Any payment in shares of common stock will be valued based on the average closing price of the common stock for the 20 business days after July 31, 2010.

         Attached hereto as Exhibit 99.1 is a copy of the press release issued on August 2, 2007 in connection with the acquisition of the BIG assets.

ITEM 6. EXHIBITS.

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

99.1 Press Release issued in connection with the acquisition of assets from Bright Ideas Group.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SMARTPROS LTD.
                                                  (Registrant)

Date:   August 7, 2007                            /s/ Allen S. Greene
                                                  ------------------------------
                                                  Chief Executive Officer


Date:   August 7, 2007                            /s/ Stanley P. Wirtheim
                                                  ------------------------------
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)