Form 10QSB
period 2007-09-30
SmartPros Ltd.
filed 2007-11-06
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


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

                                                        Yes | | No |x|


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2007, there were 5,012,028 shares of common stock outstanding.


Transitional Small Business Disclosure Format.

                                                        Yes | | No |x|

                                 SMARTPROS LTD.
                               FORM 10-QSB REPORT

                               SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements
                    (Unaudited)

                  Balance Sheets - September 30, 2007 and
                    December 31, 2006 (Audited)                               3

                  Statements of Operations for the nine-months
                    and three-month periods ended September 30,
                    2007 and 2006                                             4

                  Statements of Cash Flows for the nine-month
                    periods ended September 30, 2007 and 2006                 5

                  Notes to Condensed Consolidated Financial
                    Statements                                                6

         Item 2.  Management's Discussion and Analysis or Plan
                    of Operation                                              9

         Item 3.  Controls and Procedures                                    20

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          21

         Item 2.  Unregistered Sales of Equity Securities and Use
                    of Proceeds                                              21

         Item 3.  Defaults Upon Senior Securities                            21

         Item 4.  Submission of Matters to a Vote of Security Holders        21

         Item 5.  Other Information                                          21

         Item 6.  Exhibits                                                   21

SIGNATURES                                                                   22


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                                     2007                 2006
                                                                                                 (UNAUDITED)            (AUDITED)
                                                                                                 ------------          ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                      $  9,283,346          $  7,393,789
  Accounts receivable, net of allowance for doubtful accounts
    of $39,800                                                                                      2,006,399             1,960,939
  Prepaid expenses and other current assets                                                           232,976               277,393
                                                                                                 ------------          ------------
Total Current Assets                                                                               11,522,721             9,632,121
                                                                                                 ------------          ------------

Property and equipment, net                                                                           529,597               438,260
Goodwill                                                                                              145,684               130,684
Other intangibles, net                                                                              3,214,632             2,651,132
Other assets, including restricted cash of $150,000                                                   154,673               154,673
Deferred tax asset                                                                                    853,000               378,000
                                                                                                 ------------          ------------
                                                                                                    4,897,586             3,752,749
                                                                                                 ------------          ------------
Total Assets                                                                                     $ 16,420,307          $ 13,384,870
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                               $    356,215          $    552,630
  Accrued expenses                                                                                    487,013               380,464
  Current portion of capital lease and equipment financing obligations                                     --                25,991
  Deferred revenue                                                                                  4,996,611             4,007,074
                                                                                                 ------------          ------------
Total Current Liabilities                                                                           5,839,839             4,966,159
                                                                                                 ------------          ------------

Long-Term Liabilities:
  Other liabilities                                                                                    90,095               120,137
                                                                                                 ------------          ------------
Total Long-Term Liabilities                                                                            90,095               120,137
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
  Convertible preferred stock, $.001 par value, authorized 1,000,000                                       --                    --
    shares, 0 shares issued and outstanding
  Common stock, $.0001 par value, authorized 30,000,000 shares,
    5,322,759 issued and 5,012,028 outstanding at September 30,
    2007; and 5,186,505 issued and 4,875,774 outstanding at December 31,
    2006                                                                                                  532                   519
  Additional paid-in capital                                                                       17,031,151            16,572,944
  Accumulated (deficit)                                                                            (5,401,563)           (7,274,824)
                                                                                                 ------------          ------------
                                                                                                   11,630,120             9,298,639
  Common stock in treasury, at cost - 310,731 shares                                                 (922,625)             (922,625)
  Deferred compensation                                                                              (217,122)              (77,440)
                                                                                                 ------------          ------------
Total Stockholders' Equity                                                                         10,490,373             8,298,574
                                                                                                 ------------          ------------
Total Liabilities and Stockholders' Equity                                                       $ 16,420,307          $ 13,384,870
                                                                                                 ============          ============

-----------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                               2007                2006                2007                 2006
                                                           ------------        ------------        ------------        ------------

Net Revenues                                               $ 10,907,885        $  8,630,243        $  3,697,724        $  3,174,771
Cost of Revenues                                              4,009,938           3,584,891           1,325,621           1,379,795
                                                           ------------        ------------        ------------        ------------
   Gross Profit                                               6,897,947           5,045,352           2,372,103           1,794,976
                                                           ------------        ------------        ------------        ------------

Operating Expenses:
  Selling, general and administrative                         5,287,878           4,263,962           1,747,238           1,429,570
  Depreciation and amortization                                 505,021             480,792             177,757             164,212
                                                           ------------        ------------        ------------        ------------
                                                              5,792,899           4,744,754           1,924,995           1,593,782
                                                           ------------        ------------        ------------        ------------
  Operating Income                                            1,105,048             300,598             447,108             201,194
                                                           ------------        ------------        ------------        ------------

Other Income (Expense):
  Interest income                                               303,414             239,290             112,828              84,623
  Interest expense                                                 (992)             (3,604)               (173)               (612)
                                                           ------------        ------------        ------------        ------------
                                                                302,422             235,686             112,655              84,011
                                                           ------------        ------------        ------------        ------------

Income before benefit for income taxes                        1,407,470             536,284             559,763             285,205

Add: income tax benefit                                         465,792             132,250             215,792              45,165
                                                           ------------        ------------        ------------        ------------
Net Income                                                 $  1,873,262        $    668,534        $    775,555        $    330,370
                                                           ============        ============        ============        ============

Net Income Per Common Share:
  Basic net income per common share                        $       0.38        $       0.13        $       0.16        $       0.07
                                                           ============        ============        ============        ============

  Diluted net income per common share                      $       0.37        $       0.13        $       0.15        $       0.07
                                                           ============        ============        ============        ============

Weighted Average Number of Shares
 Outstanding
   Basic                                                      4,916,823           5,039,462           4,954,854           5,017,470
                                                           ============        ============        ============        ============

   Diluted                                                    5,009,132           5,054,587           5,114,285           5,028,578
                                                           ============        ============        ============        ============

-----------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                2007                 2006
                                                                            -----------           -----------
Cash Flows from Operating Activities:
Net income                                                                  $ 1,873,262           $   668,534
                                                                            -----------           -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               505,021               480,792
    Decrease in deferred compensation                                            48,168                31,500
    Stock compensation expense                                                   27,000                18,821
    Deferred income tax benefit                                                (475,000)             (136,000)
    Gain on sale of equipment                                                   (12,575)                    -
  Changes in operating assets and liabilities:
    (Increase) decrease in operating assets:
       Accounts receivable                                                      (45,460)             (456,782)
       Prepaid expenses and other current assets                                 44,417               109,661
    (Decrease) increase in operating liabilities:
       Accounts payable and accrued expenses                                    (89,866)              125,752
       Deferred revenue                                                         551,914               182,301
       Other liabilities                                                        (30,042)              (30,042)
                                                                            -----------           -----------
  Total adjustments                                                             523,577               326,003
                                                                            -----------           -----------
Net Cash Provided by Operating Activities                                     2,396,839               994,537
                                                                            -----------           -----------

Cash Flows from Investing Activities:
  Acquisition of property and equipment
                                                                               (156,883)              (45,485)
  Capitalized course costs                                                      (67,725)              (45,358)
  Capitalized software development                                             (164,565)                    -
  Property and equipment acquired from acquisitions                             (62,201)                    -
  Intangible assets acquired from acquisitions                                 (269,099)                    -
  Cash paid for acquisitions                                                    (18,412)             (719,530)
                                                                            -----------           -----------
Net Cash (Used in) Investing Activities                                        (738,885)             (810,373)
                                                                            -----------           -----------

Cash Flows from Financing Activities:
  Payment of note receivable from stockholder                                         -               200,000
  Exercise of stock options, warrants and other                                 243,370                52,799
  Purchase of treasury stock                                                          -              (538,025)
  Payments under capital lease obligations                                      (11,767)              (30,730)
                                                                            -----------           -----------
Net Cash Provided (Used in) by Financing Activities                             231,603              (315,956)
                                                                            -----------           -----------

Net Increase (Decrease) in Cash and Cash equivalents                          1,889,557              (131,792)
Cash and Cash Equivalents, beginning of period                                7,393,789             7,505,691
                                                                            -----------           -----------
Cash and Cash equivalents, end of period                                    $ 9,283,346           $ 7,373,899
                                                                            ===========           ===========

Supplemental Disclosure:
Cash paid for interest                                                      $       992           $     3,604
                                                                            ===========           ===========



-----------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. In addition, the Company produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Through its Working Values subsidiary, the Company develops programs on governance, compliance and ethics for corporations. As a result of acquisitions made during 2006 and 2007, the Company now also offers educational products for the banking, legal, financial services, insurance, pharmaceutical industry and information technology professionals. SmartPros also produces custom videos and rents out its studios.

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

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The amortization period is five years, except for the Sarbanes-Oxley courses, which have a three-year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired $ 350,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at September 30, 2007, are capitalized course costs of $103,428 (exclusive of Sarbanes-Oxley courses), net of accumulated amortization of $12,526.

         DEFERRED REVENUE

         Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy. The Cognistar legal division and the Financial Campus division recognize revenue either immediately from the direct sale of courses or on a deferred basis as earned, from the sale of prepaid courses.

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company's common stock, par value $.0001 per share (the "Common Stock") during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 92,309 and 15,125 for the nine month periods and 159,431 and 11,108 for the three months period ended September 30, 2007, and 2006, respectively, include the Company's stock options and warrants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the Plan is 782,791, provided that restricted stock grants may not exceed 200,000 shares of which 151,000 are still available. As of September 30, 2007, there were 389,904 options outstanding, of which 305,241 are currently exercisable, and 392,889 options are available for future grants. All stock options and grants under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options generally vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No.123R"), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

instruments. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). The Company has elected the modified prospective transition method permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $27,000 and $18,821 for the nine months periods ending September 30, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R.

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

         The assumptions used for the nine-month periods ended September 30, 2007, and 2006, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                   2007                2006
                                            -------------------  ---------------
Expected life (years)                            5.5 -  6.0           5.5
Risk-free interest rate                          4.1 -  4.63%         4.75%
Volatility                                      35.0 - 45.0%         33.0%
Dividend yields                                      --                --
Weighted-average fair value of options
   during the period                           $ 2.32               $ 1.19


         The Company granted 30,500 options under the Plan during the nine months ended September 30, 2007 at exercise prices ranging from $4.49 per share to $5.94 per share and 5,137 shares were forfeited. In the quarter ended September 30, 2007, 21,068 options were exercised at a price of $5.32 per share.

         The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2007:

                                                         WEIGHTED             WEIGHTED AVERAGE
                                      NUMBER OF      AVERAGE EXERCISE             REMAINING
         STOCK OPTIONS                 SHARES         PRICE PER SHARE         CONTRACTUAL TERM
---------------------------------    -----------    --------------------    -----------------------
Outstanding at January 1, 2007        385,609              $4.57                     5.5
Granted                                30,500              $5.60
Exercised                             (21,068)             $5.32
Forfeited/expired                     (5,137)              $3.96
                                    -----------
Outstanding at September 30,
  2007                                389,904              $4.62                     7.4
                                    ===========    ====================    =======================
Exercisable at September 30,
  2007                                304,159              $4.78                     5.7
                                    ===========    ====================    =======================

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

         INCOME TAX BENEFIT

         Since January 1, 2006, the Company recognizes the benefit of its deferred income tax asset available from its net operating loss carryforwards, which expire in 2023. This benefit is offset by any corporate alternative minimum income tax. This resulted in a net income tax benefit of $465,000 for the nine months ended September 30, 2007. The Company does not believe that it takes any aggressive income tax positions that would require disclosure under Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

         We provide learning solutions and/or training materials for: (a) accounting and finance professionals; (b) engineering professionals; (c) legal professionals; (d) the financial services industry, including, banking, securities and insurance personnel; (e) pharmaceutical industry employees; and
(f) information technology professionals. We also provide ethics and compliance training materials for the general corporate community. Our learning solutions for the accounting, engineering and legal professions are designed to meet the continuing professional education requirements of the various state licensing agencies and professional associations. In addition, we provide value-added services through our learning management system, marketed under the name SmartPros' Professional Education Center(TM), which we believe is key to our revenue growth and future success.

         Our learning and training solutions are delivered in multiple formats including videotape, CD-ROM, DVD and other formats available for distribution over the Internet and corporate intranets. Online subscription sales and delivery are the fastest growing part of our business.

         Since February 2006, we have made a number of acquisitions that have enabled us to expand into new markets and enhance our offerings to the markets we historically served.

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

         Also in February 2006, we acquired substantially all of the operating assets and assumed certain liabilities from Sage International Group, Inc.
(Sage) for $225,000 in cash. The assets acquired included a library of 58 nationally certified online training solutions for the banking, securities and insurance industries. Sage's "off-the-shelf" courses and custom designed programs employ delivery methods suited to the specific needs of its clients, which include professional firms and companies of all sizes including Fortune 500 companies.

         In October 2006, we acquired substantially all of the operating assets and assumed certain liabilities of MGI Management Institute Inc. (MGI) for $100,000 in cash. MGI provided training courses for the engineering profession. The acquisition expanded our offerings and enhances our ability to service this market.

         In November 2006, through our Working Values subsidiary, we acquired substantially all of the operating assets and assumed certain liabilities of Cognistar Interactive Corporation (Cognistar) for $320,000. Cognistar produces online and customized training courses for the legal profession.

         In March 2007, we acquired substantially all of the assets and assumed certain liabilities of The Selbst Group Inc. (Selbst) for approximately $154,000 in cash. Selbst is a specialized consulting firm providing various training programs for the financial services industry. We have combined Sage and Selbst into our newly named Financial Services Training division.

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

         Finally, BIG is also entitled to an "earn-out" equal to the product of
(i) the excess of STG's average annual earnings before taxes after all inter-company charges and an amount for the use of capital we provide STG, for the 36 month period commencing August 1, 2007 and ending July 31, 2010 times three. In no event may the "earn-out" exceed $3,000,000. Any payment under the "earn-out" will be reduced by (i) $115,000 and (ii) any incentive payments made with respect to the six month period ending January 31, 2008. The "earn-out" amount may be paid at our discretion either entirely in cash or 50% in cash and 50% in shares of our common stock provided that at that time payment is due (i) our common stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market and (ii) we have filed all periodic reports we were required to file under the Securities Act of 1934. Any payment in shares of common stock will be valued based on the average closing price of the common stock for the 20 business days after July 31, 2010.

         On August 21, 2007 we acquired substantially all of the assets and assumed certain liabilities of Financial Campus (FC) from Skillsoft Corporation. The seller is entitled to an additional annual earn-out for three years based on sales in excess of $2 million per annum times ten percent (10%). In no event shall the total cumulative earn-out for the three year period exceed $750,000 and is payable in cash. Should the purchaser sell the FC business prior to the end of the earn-out period, the seller will be entitled to $750,000 less any payments made against the earn-out. Certain key employees of FC have become employees of SmartPros. FC produces and maintains a library of training courses designed for the security, insurance and other financial services industries. In addition, FC produces customized training courses for its customers. This product line will be included in SmartPros Financial Services Training division.

         The Financial Campus assets and liabilities were incorporated into our Financial Services Training division.

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

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. Through September 30, 2007, we have used approximately $2.2 million of those proceeds; $500,000 to repay debt and $1.7 million in connection with the acquisitions made in 2006 and 2007 described above. We intend to use the remaining $3.8 million net proceeds from the offering, cash flow from operations and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring or investing in other companies. We will also consider acquisitions that will give us access to new markets. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing stockholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

         We have retained a consultant to assist management in connection with their obligation under the Sarbanes-Oxley Act of 2002 to prepare a report on our internal controls and reporting systems. Management has prepared a list of internal controls and testing of those controls scheduled to begin in the fourth quarter.

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

         Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from the sale of legal courses, through Working Values' Cognistar legal division are either through direct sales, which are recognized immediately, or through prepaid course usage, in which case revenue is recognized as courses are taken. Unused course usage is treated as deferred revenue. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Both Working Values and Skye recognize revenue either on a proportional performance basis or on a time and material billing basis. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For of our most of our subscriptions products, there are no significant additional costs, other than shipping costs, required to complete our obligations, as the material already exists. We use the term "revenue" to be differentiated from sales because a majority of our sales are recognized on a deferred basis.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         The third quarter of 2007 was our 14th consecutive quarter of profitability, 12th since we became a reporting company. The following table compares our statement of operations data for the three months ended September 30, 2007 and 2006. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training - product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------
                                                     2007                            2006
                                          ----------------------------   -----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE       CHANGE
                                          ------------    ------------   --------------    -----------    ------------
Net revenues                              $ 3,697,724          100.0%    $ 3,174,771          100.00%          16.5%
Cost of revenues                            1,325,621           35.8%      1,379,795            43.5%          (3.9%)
                                          ------------    ------------   --------------    -----------
Gross profit                                2,372,103           64.2%      1,794,976            56.5%           32.2%
                                          ------------    ------------   --------------    -----------
Selling, general and administrative         1,747,238           47.3%      1,429,570            45.0%           22.2%
Depreciation and amortization                 177,757            4.8%        164,212             5.2%            8.2%
                                          ------------    ------------   --------------    -----------
Total operating expenses                    1,924,995           52.1%      1,593,782            50.2%           20.8%
                                          ------------    ------------   --------------    -----------
Operating income                              447,107           12.1%        201,194             6.3%          122.2%
Other income, net                             112,655            3.0%         84,011             2.6%           34.1%
                                          ------------    ------------   --------------    -----------
Net income before income tax benefit          559,763           15.1%        285,205             9.0%           96.3%
Income tax benefit                            215,792            5.8%         45,165             1.4%          377.8%
                                          ------------    ------------   --------------    -----------
Net income                                $   775,555           21.0%    $   330,370            10.4%          134.8%
                                          ============    ============   ==============    ===========

     NET REVENUES

         Net revenues for the three months ended September 30, 2007, increased approximately $523,000, or 16.5%, compared to net revenues for the three months ended September 30, 2006. This increase was primarily due to: (i) Accounting/Finance division, whose net revenues increased $175,000; (ii) the Financial Services Training division, whose net revenues increased $351,000 primarily as a result of acquisitions made during the quarter; (iii) the Cognistar legal division, acquired in November 2006, which had net revenues of $129,000 in the third quarter of 2007; (iv) the Engineering division, whose net revenues increased $107,000; and (v) our newly acquired Technology Training division whose revenues were $45,000. These increases were offset by: (i) a $152,000 reduction in net revenues from video production and duplication group;
(ii) a $98,000 reduction in net revenues from our Skye Multimedia division;
(iii) a $14,000 reduction in net revenues from our consulting division; and (iv) a $20,000 reduction in net revenues from our Ethics and Compliance division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

         In the third quarter of 2007, net revenues from our Accounting/Finance division were $2.3 million, or 63% of revenue, compared to $2.2 million, or 68% of revenue, in the comparable 2006 period. Net revenues from subscription-based products, which include both subscription-based revenue and direct sales of course material on a non-subscription basis, increased from $1.93 million in the 2006 period to $2.04 million in the corresponding 2007 period. This increase is due to our continued marketing efforts. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based increased from $236,000 in 2006 to $298,000 in 2007. These revenues fluctuate from period to period, and are not indicative of any trends. Online revenues, which are primarily accounting/finance products, continue to be an important factor contributing to our overall revenue growth. In the 2007 period, net revenues from online sales accounted for approximately $906,000, or 25% of net revenues, compared to $812,000, or 26% of net revenues in the comparable 2006 period. This represents a 12% increase in absolute dollars.

         For the three months ended September 30, 2007, Skye generated net revenues of $347,000 compared to $445,000 in the third quarter of 2006. This decrease is not indicative of any long-term trends.

         Our Financial Services Training division, which includes Sage, Selbst, and Financial Campus (acquired in August 2007) generated $398,000 of net revenues in the quarter ended September 30, 2007. For the quarter ended September 30, 2006, this division generated only $47,000 of net revenues. However, both Selbst and Financial Campus were acquired in 2007 and Sage was acquired in March 2006.

         Our Technology Training Group, acquired in August 2007, generated $45,000 of net revenues in the current quarter.

         In the quarter ended September 30, 2007, Working Values had net revenues of $287,000 compared to net revenues of $178,000 for the quarter ended September 30, 2006. For the 2007 period, $158,000 of Working Values' net revenues was generated by the Ethics and Compliance division and $129,000 was generated by the Cognistar legal division, acquired in November 2006. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work.

Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

         Our Engineering division generated $220,000 of net revenues in the third quarter of 2007 compared to $114,000 in the third quarter of 2006. This increase is not necessarily indicative of any trends, but is a result of timing differences, in the placement of orders from customers and greater marketing efforts. Also, we acquired the assets of MGI in October 2006, which contributed additional net revenues in the 2007 period. Sales of our engineering products are not subscription based.

         Net revenues from video production and duplication services were $43,000 and from consulting services were $15,000 for the third quarter of 2007 compared to $195,000 and $29,000 respectively for the third quarter of 2006. We believe the decline in video production and duplication net revenues reflects an overall trend in the business.

     COST OF REVENUES

         Cost of revenues includes: (i) production costs - I.E., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales, which includes electronic delivery of the product, have higher profit margins than sales involving physically delivery of tapes, disks and written materials.

         Our gross profit margin increased for the three months ended September 30, 2007 to 64.2% compared to 56.5% for the three months ended September 30, 2006. This increase is attributable, in part, to our recent acquisitions and changes in our product mix. In addition, we capitalized approximately $117,000 of costs relating to new courses and the development of our new learning management system. These adjustments added approximately 3% to our gross profit margin in the 2007 period. On the other hand, we have devoted a significant amount of internal resources in developing new products, re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

         Cost of revenues decreased by $54,000 in the current quarter from the comparable period last year. The decrease is attributable to a number of factors, including increased salaries and related costs associated with acquisitions, offset by reductions in personnel in our technology and video production areas. We have reduced our labor costs by outsourcing technology projects to firms in India where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. This decrease is in part due to the capitalization of $117,000 in costs for course development and the redesign of our learning management system. We have determined that it is cheaper to outsource certain projects to India rather than hire additional personnel, in the event that the number of such projects may decrease. In addition, royalty expense increased by $7,000.

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $172,000, after capitalizing a portion of these costs. This decrease is directly related to the decrease of video production projects and the completion of a number of custom projects. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, the use of outsourced labor in the technology area and for our recent acquisitions increased $63,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense increased in the three months ended September 30, 2007, compared to the comparable 2006 period by $7,000. This is a result of royalties from our Cognistar legal division, which we acquired in November 2006, and to our organizational partners in the accounting education area for which we often have to make estimates, as the information may not be available.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $73,000, after capitalizing a portion of these costs during the current quarter. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of our recent acquisitions.

     o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs decreased by $25,000 from 2006 to 2007. This is primarily a direct result of decreased business in our video production.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses for the three months ended September 30, 2007 increased $317,000, or 22%, compared to the three months ended September 30, 2006. The increase in general and administrative expenses is primarily attributable to the various acquisitions we made in 2006 and 2007.

         Compensation expense in the 2007 period increased $269,000 over compensation expense for the 2006 period. Our total number of full time general and administrative employees at September 30, 2007 was 33 compared to 27 at September 30, 2006. Compensation expense includes stock based compensation expense of $9,000 for the 2007 period and $3,300 for the 2006 period.

     o In August 2007 we granted 9,000 options to a member of our Board of Directors in connection with his election to the board. The price of the stock on date of issuance was $5.94. Using the BSM model we determined that these options had a cost of $26,730 that is being amortized over a three- year period. The value of the options was determined by using a volatility factor of 45%, a risk-free interest rate of 4.63% and expected life of six years.

     o In September 2007 we issued 15,000 options to two employees that were valued at $2.10 per share, for a total cost of $31,500 after applying a volatility factor of 45%, a risk free interest rate of 4.1%. The stock price on the date of issuance was $5.78. These options vest on January 1, 2011 and expire in ten years from date of issuance. In addition, three employees received stock grants for 32,500 shares in September 2007 of which 12,500 vest on January 1, 2009 and 20,000 vest on January 1, 2011. The price of the stock was $5.78 on date of issuance. The grants will be treated as deferred compensation and expensed on a pro-rata basis over the vesting period of the grant.

         In September 2006 we began to outsource our customer service operations at a quarterly expense of approximately $30,000. This function was formally performed internally. For the quarter ended September 30, 2007 our customer service expense was approximately $39,000. Our other general and administrative costs, exclusive of compensation costs, increased $48,000. These costs consist of a number of expenses including increased professional fees for Sarbanes-Oxley compliance of approximately $15,000. On the other hand, by consolidating our Ethics and Compliance division and our legal division into one office, we were able to reduce our rent expense. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase as a result of acquisitions and a general increase in such costs as health insurance and travel.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $14,000 in the third quarter of 2007 compared to the third quarter of 2006 as a result of increased amortization expense from our capitalized course costs and from the depreciation and amortization of fixed and intangible assets acquired from our various acquisitions. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and our learning management system. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired through acquisitions.

     OPERATING INCOME

         For the three months ended September 30, 2007, net income from operations was $447,000 compared to $201,000 in the comparable period of 2006.

     OTHER INCOME, NET

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. We have not yet used all of the net proceeds from our initial public offering. We have no debt and, with larger cash balances and higher interest rates, this has resulted in increased interest income. As a result, for the third quarter of 2007 we had net interest income of $113,000 compared to net interest income of $84,000 in the third quarter of 2006.

     INCOME TAX BENEFIT

         We account for deferred tax benefits available from our net operating loss carryforward pursuant to SFAS No. 109. We anticipate that we will recognize a total of approximately $540,000 in such benefits from recognizing the net operating loss this year by annualizing the current quarter's income, offset by charges for the corporate alternative minimum tax, which we estimate to be approximately $40,000 for the year. This results in an estimated net annual tax benefit of $600,000. The net benefit for the three month period ended September 30, 2007 is $216,000 as compared to $45,000 for the comparable period of 2006. This amount is subject to change based on earnings during the year.

     NET INCOME

         For the three months ended September 30, 2007, we recorded net income of $776,000, or $0.16 and $.15 per share, basic and diluted respectively, compared to net income of $330,000 or $0.07 per share, basic and diluted, for the three months ended September 30, 2006. Earnings per share before the benefit of the deferred tax asset would have been $.11 per share basic and $.10 per share diluted for the current period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

         The following table compares our statement of operations data for the nine months ended September 30, 2007, and 2006. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold and the method of sale as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------
                                                     2007                            2006
                                          ----------------------------   -----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE       CHANGE
                                          ------------    ------------   --------------    -----------    ------------
Net revenues                              $ 10,907,585      100.0%        $ 8,630,243           100.0%          26.4%
Cost of revenues                             4,009,938       36.8%          3,584,891            41.5%          11.9%
                                          ------------    ------------   --------------    -----------
Gross profit                                 6,897,947       63.2%          5,045,352            58.5%          36.7%
                                          ------------    ------------   --------------    -----------
Selling, general and administrative          5,287,878       48.5%          4,263,962            49.4%          24.0%
Depreciation and amortization                  505,021        4.6%            480,792             5.6%           5.0%
                                          ------------    ------------   --------------    -----------
Total operating expenses                     5,792,899       53.1%          4,744,754            55.0%          22.1%
                                          ------------    ------------   --------------    -----------
Operating income                             1,105,048       10.1%            300,598             3.5%         267.6%
Other income, net                              302,422        2.8%            235,686             2.7%          28.3%
                                          ------------    ------------   --------------    -----------
Net income before income tax benefit         1,407,470       12.9%            536,284             6.2%         162.4%
Income tax benefit                             465,792        4.3%            132,250             1.5%         252.2%
                                          ------------    ------------   --------------    -----------
Net income                                 $ 1,873,262       17.2%        $   668,534             7.7%         180.2%
                                          ============    ============   ==============    ===========

     NET REVENUES

         Net revenues for the nine months ended September 30, 2007 increased approximately $2,278,000, or 26%, compared to net revenues for the nine months ended September 30, 2006. This increase was primarily due to: (i) our Accounting/Finance division, whose net revenues increased $581,000; (ii) Skye whose net revenues increased $720,000; (iii) our Financial Services Training division, whose net revenues increased $556,000, primarily as a result of recent acquisitions; (iv) our Cognistar legal division, which had net revenues of $434,000; (v) our Ethics and Compliance division, whose net revenues increased $80,000; (vi) our Engineering division whose net revenues increased $236,000 and
(vi) our newly acquired Technology Training Group that generated $45,000 in net revenues; and (vii) an increase in net revenues from consulting services of $11,000. These increases were offset by a net reduction in net revenues from video production and duplication of $385,000.

         In the first nine months of 2007, our Accounting/Finance division generated net revenues of $6.8 million, representing 62% of total net revenues for the period compared to net revenues of $6.2 million for the first nine months of 2006, representing 72% of total net revenues. Net revenues attributable to sales of our subscription-based products, which include both subscription-based revenue, and direct sales of course material on a non-subscription basis, increased to $6.1 million for the 2007 period compared to $5.5 million for the 2006 period. This increase is due to our continued marketing efforts. Net revenues from non-subscription-based accounting/finance products decreased slightly from $702,000 in the 2006 period to $688,000 in the 2007 period. These revenues fluctuate from period to period, and are not indicative of any trends. Net revenues from online sales, which are primarily accounting/finance products, continue to be an important factor contributing to our overall revenue growth. In the 2007 period, net revenues from online sales accounted for approximately $2.7 million, or 25% of net revenues, compared to $2.2 million, or 26% of net revenues in the comparable 2006 period. This represents a 23% increase in absolute dollars even though as a percentage of net revenues online sales declined because most of the sales attributable to our newly acquired divisions are not Internet based subscription sales.

         For the nine months ended September 2007 Skye generated net revenues of $1.6 million compared to $875,000 in the first nine months of 2006. For 2006 Skye only had seven months of operations.

         Net revenues generated by our Financial Services Training division, which includes Sage, Selbst, and Financial Campus (acquired in the third quarter of 2007) was $622,000 in the first nine months of 2007. For the comparable 2006 period, the Financial Services Training division generated net revenues of $66,000, reflecting seven months of operations for Sage. Both Selbst and Financial Campus were not acquired until 2007.

         Our newly acquired Technology Training Group generated $45,000 in net revenues during the period.

         For the first nine months of 2007, Working Values contributed a total of $997,000 to net revenues compared to $483,000 in the first nine months of 2006. For the 2007 period, $563,000 of Working Values' net revenues were generated by the Ethics and Compliance division and $434,000 was generated by the Cognistar legal division, acquired in November 2006. For the corresponding 2006 period, all of Working Values' net revenues was generated by the Ethics and Compliance division as the acquisition of Conigstar did not occur until November 2006. Revenue generated by our Ethics and Compliance division is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar legal division derives its revenues primarily from prepaid course usage and direct sales of its courses.

         For the first nine months of 2007, our Engineering division generated net revenues of $637,000 compared to net revenues of $401,000 in the same 2006 period. This increase is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers and greater marketing efforts. Also, we acquired the assets of MGI in October 2006, whose revenues are included in the 2007 period.

         Net revenues from video production, duplication and consulting services for the first nine months of 2007 were $150,000 compared to $535,000 for the comparable 2006 period.

     COST OF REVENUES

         Our gross profit margin for the nine-month period ended September 30, 2007 was 63.2% compared to 58.5% for the nine-month period ended September 30, 2006. The increase is due, in part, to our recent acquisitions and changes in our product mix. In addition, we capitalized some costs for the development of new courses and our learning management system. On the other hand, we devoted a significant amount of internal resources to develop new products; re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

         Cost of revenues for the nine-month period ended September 30, 2007 was $4.0 million compared to $3.6 million for the nine-month period ended September 30, 2006, an increase of $425,000, or 11.9%. The increase was primarily attributable to payroll and related costs from our newly acquired subsidiaries and other production related costs including the expenditure of approximately $90,000 to convert Cognistar courses to our platform.

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor costs increased $184,000, including the $90,000 spent on converting Cognistar courses to our platform and capitalizing some of these expenses for the development of our new Professional Education Center, or PEC. This increase is directly related to the outsourcing of technology personnel. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, increased $78,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense increased in the nine months ended September 30, 2007, compared to the comparable 2006 period by $27,000. This is a result of royalties from our Cognistar legal division, which we acquired in November 2006.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $150,000. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of our recent acquisitions, including Watch-It and Financial Campus in the third quarter of this year. In addition, 2006 does not include the additional salaries relating to MGI, Cognistar and Selbst personnel and only includes salaries of Sage and Skye personnel for seven months.

     o OTHER PRODUCTION RELATED COSTS. Other production costs decreased by $14,000 from 2006 to 2007. This is a direct result of increased business from Skye and our recent acquisitions.


     GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the nine month period ended September 30, 2007 were $5.29 million compared to $4.26 million for the nine month period ended September 30, 2006, an increase of $1.03 million, or 24%. This increase is primarily attributable to the assumption of various operating expenses in connection with our recent acquisitions.

         General and administrative costs consist of a number of different types of expenses, including salaries and related costs. Compensation expense for the 2007 period increased $783,000 over the compensation expense for the 2006 period. Compensation expense includes stock based compensation expense of $27,000 for the 2007 period and $19,000 for the 2006 period.

o In January 2007, the Company granted 16,500 shares in restricted stock to its management team, of which one-third vested immediately and the remaining shares will vest pro-ratably in each of January 2008 and 2009. The closing price of the stock on the date of the grant was $4.04 per share.

o In March 2007, we granted 6,500 options to employees at exercise prices ranging from $4.49 to $5.50 per share. The options vest over a three-year period commencing one-year from grant date and expire 10 years from the date of grant. Using the BSM model, we determined that the options have a fair value of $12,445, which amount is being expensed over a three-year period. In August

         2007 a board member was granted 9,000 options. The stock price at date of grant was $5.94. The options vest over a three year period and expire in ten years and have a fair value of $26,730 after applying a volatility factor of 4.63% and a risk-free interest rate of 4.63%.

     o In September 2007 we granted 15,000 options to two employees. The price of the stock at date of issuance was $5.78. The options vest over a four year period and have a fair value of $31,425, using a risk free interest rate of 4.1% and a volatility factor of 45%.

     o In September 2007 we granted 32,500 shares of restricted stock to three employees. The price of the stock was $5.78 on date of issuance. The grants vest through 2010 and will be treated as deferred compensation and expensed on a pro-rata basis over the vesting period of the grant.

         Certain operating costs have increased as a result of our acquisitions, such as rent, telephone, office expenses and insurance for approximately $113,000. Our other operating expenses increased by approximately $134,000, including increased professional fees as we begin our Sarbanes-Oxley compliance, a reduction in investor relation expense and fluctuations in our other costs. We continue to look for other opportunities to reduce our overhead.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $24,000 in the first nine months of 2007 compared to the comparable period in 2006 as a result of increased depreciation and amortization expense from our recent acquisitions, capitalized course costs and the development of our new PEC, offset by a decline in amortization from previously capitalized course costs. We expect our depreciation and amortization expenses on our fixed and intangible assets to continue to increase due to our recent acquisitions, although many of our older assets are either fully or almost fully depreciated.

     OPERATING INCOME

         For the nine months ended September 30, 2007, net income from operations was $1,105,000 compared to $301,000 in the comparable period of 2006.

     OTHER INCOME, NET

         For the first nine months of 2007, we had net interest income of $302,000 compared to net interest income of $236,000 in the first nine months of 2006. This increase is attributable to higher interest rates and larger cash balances attributable to operations.

     INCOME TAX BENEFIT

         The income tax benefit from the nine-month period ended September 30, 2007 is $466,000 as compared to $132,000 in the 2006 period. This amount is subject to change based on earnings during the year.

     NET INCOME

         For the nine months ended September 30, 2007, we recorded a net profit of $1.9 million, or $0.38 per share, basic and $0.37 per share diluted, compared to a net income of $669,000 or $0.13 per share, basic and diluted, for the nine months ended September 30, 2006. Earnings per share before the benefit of the deferred tax asset would have been $0.29 and $0.28 per share basic and diluted respectively for the current period.

LIQUIDITY AND CAPITAL RESOURCES

         Since becoming a public reporting company in October 2004, we have financed our working capital requirements through internally generated funds. In addition, our initial public offering yielded net proceeds of approximately $6.0 million. To date we have used approximately $1.7 million of the net proceeds from the offering to make acquisitions and $500,000 to repay debt.

         Our working capital as of September 30, 2007 was approximately $5.7 million compared to $4.7 million at December 31, 2006. Our current ratio at September 30, 2007 was 1.97 to 1 compared to 1.94 to

1 at December 31, 2006. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.0 million at September 30, 2007 compared to $4.0 million at December 31, 2006. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months.

         At September 30, 2007, we had cash and cash equivalents of $9.3 million. For the nine months ended September 30, 2007, we reported a net increase in cash of $1.9 million, which includes $2.4million of cash provided by operating activities and $232,000 of cash provided by financing activities offset by $739,000 of cash used in investing activities.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

         For the 2007 period, cash used in investing activities included capital expenditures of $157,000, which consisted primarily of computer equipment purchases; capitalized course costs and software development costs relating to our learning management system, aggregating $263,000 and $350,000 relating to our acquisitions. We continually upgrade our technology hardware and we do not anticipate any unusual capital expenditures relating to equipment purchases over the next 12 months.

         For the 2007 period, cash provided by financing activities included $243,000 from the exercise of stock options and warrants and $32,000 of short swing profits (after deducting legal expenses) that we recovered from a stockholder pursuant to Rule 16b promulgated under the Securities Exchange Act of 1934. This amount was offset by $12,000 of payments under capital leases.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         At September 30, 2007, we had no indebtedness. In August 2004, we financed the purchase of a van. The loan is for a term of 36 months, bears interest at 4.99% per annum and requires 35 monthly payments of $358 and a final payment of approximately $13,800 due in August 2007. The lender has agreed to repurchase the vehicle at our option for the amount of the final payment less any applicable expenses, at the end of the term. The loan was repaid in August 2007.

         As of September 30, 2007, we had commitments under three operating leases: (i) the leases for our executive offices in Hawthorne, New York; (ii) a lease in Westborough, Massachusetts, where our Working Values subsidiary and its Cognistar legal division are based; and (iii) a lease in Bridgewater, New Jersey where Skye is based. Our financial commitment under all three leases aggregates approximately $1.0 million through February 2010.

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


                                           SMARTPROS LTD.
                                           --------------
                                           (Registrant)

Date:   November 6, 2007                   /s/ ALLEN S. GREENE
                                           -------------------
                                           Chief Executive Officer

Date:   November 6, 2007                   /s/ STANLEY P. WIRTHEIM
                                           -----------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)