Form 10KSB
period 2007-12-31
SmartPros Ltd.
filed 2008-03-25
CIK 1289863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number 001-32300

                                 SMARTPROS LTD.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

                 DELAWARE                               13-4100476
                 --------                               ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                   12 SKYLINE DRIVE, HAWTHORNE, NEW YORK 10532
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (914) 345-2620
                  ---------------------------------------------
                  Issuer's Telephone Number Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

                                                     NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
           -------------------                      ------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [ ] No |X|

Issuer's revenues for its most recent fiscal year:   $15,204,506

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Approximately $22,232,067 as of March 19, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,021,422

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement, relating to the issuer's Annual Meeting of Stockholders to be held on or about June 17, 2008, is incorporated by reference in Part III to the extent described therein.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]  No |X|

                                 SMARTPROS LTD.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----

PART I
     Item 1.......Description of Business...........................................................................2
     Item 2.......Description of Property..........................................................................21
     Item 3.......Legal Proceedings................................................................................22
     Item 4.......Submission of Matters to a Vote of Security Holders..............................................22

PART II
     Item 5.......Market for Common Equity and Related Stockholder Matters and Issuer Purchases Of
                  Equity Securities................................................................................22
     Item 6.......Management's Discussion and Analysis of Financial Condition and Results of
                  Operation........................................................................................23
     Item 7.......Financial Statements.............................................................................32
     Item 8.......Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.......................................................................................33

PART III
     Item 9.......Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
                  Compliance with Section 16(a) of the Exchange Act................................................33
     Item 10......Executive Compensation...........................................................................34
     Item 11......Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters..............................................................................34
     Item 12......Certain Relationships and Related Transactions, and Director Independence........................34
     Item 13......Exhibits.........................................................................................34
     Item 14......Principal Accountant Fees and Services...........................................................35

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

         The terms "we," "our," "us," or any derivative thereof, as used herein shall mean SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         We provide learning and training solutions for specific professional markets, including accounting/finance, legal, engineering, securities and insurance--all of which have mandatory continuing education requirements--as well as information technologY professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and produce custom-designed programs with delivery methods best suited to the specific needs of our clients. Our customers include professional firms of all sizes and many of the Fortune 500 companies and a large number of midsize and small companies.

         Our learning solutions for professionals are designed to meet the initial and/or the ongoing licensing and continuing professional education requirements imposed by state licensing agencies and professional standards organizations. Most of the courses in our accounting/finance library are designed to meet the standards and adhere to the requirements of all state boards of accountancy and those of various professional and certifying organizations. In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers, and the Project Management Institute. Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial service professionals, which includes insurance brokers, bankers and licensed security industry professionals.

         Our entire continuing legal education library is approved in 12 states and the United Kingdom, and some or all of the continuing legal education courses are approved in 29 states. Unlike the accounting and engineering professions, where a national organization oversees the approval process for continuing education courses, in the legal profession each state's bar, judiciary or other organization controls the approval process.

         In the general corporate market, our training solutions are designed to meet corporate learning objectives applicable to specific skills and issues regarding integrity and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. For example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002, the U.S. Federal Sentencing Guidelines, and laws addressing workplace misconduct such as harassment. Our e-marketing and e-commerce business sells ads on our Web site and develops customized newsletters and marketing programs for our clients.

         Our products are available in one or more of the following formats: print, videotape and digital. Digital format can be delivered on CD-ROM, DVD or over the Internet. The Internet is our fastest growing delivery channel, attracting new and existing video-based subscribers. Our solutions are flexible, cost-efficient and easy to use. They alleviate many of the inefficiencies associated with traditional classroom training, such as travel costs, scheduling difficulties and opportunity costs. In addition, we also offer our clients a learning content management system, which provides the professionals and their employers a platform to take continuing education over the Internet and the ability to track their usage and performance.

CORPORATE HISTORY

         We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc. and in June 2001 we changed our name to SmartPros Ltd.

INDUSTRY BACKGROUND

         The American Society for Training and Development, in its 2006 STATE OF THE INDUSTRY report, estimated that in 2006 U.S. organizations spent $109 billion on employee learning and development. The accounting and finance market includes certified public accountants, certified management accountants, certified internal auditors and other accounting professionals, as well as corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements. According to the Bureau of Labor Statistics, in 2006 there were over two million accountants and finance professionals in the United States. Based on the fact that the American Institute of Certified Public Accountants claims it has over 330,000 members representing approximately 60% of all the certified public accountants in the United States, we estimate there are currently more than 500,000 certified public accountants and financial professionals that require continuing professional education credit to maintain their professional accreditations and hundreds of thousands of other financial management professionals that require continuing professional education credit to maintain their certifications.

         To maintain their licenses, accounting professionals must satisfy the continuing professional educational requirements mandated by the State Boards of Accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state and the District of Columbia and the U.S. Territories, other than Wisconsin and the Virgin Islands, which do not have any continuing professional education requirement, requires at least 40 hours of continuing professional education credit annually to maintain an accounting license. In addition, in terms of whether a particular course will qualify for CPE credit, 45 states, the District of Columbia, and Puerto Rico automatically accept courses offered by the National Registry of CPE Sponsors, also known as NASBA (National Association of State Boards of Accountancy). Two states require registration with their licensing agencies. The remaining states, other than Wisconsin, and U.S. Territories, other than the Virgin Islands, have standards that mirror those of NASBA and have no formal registration requirements.

         According to the Bureau of Labor Statistics, in 2006 there were 1.5 million engineers in the United States and over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering, is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2007 over 40,000 engineers sat for the exam and 73% passed. In addition, engineers who pass the Fundamentals of Engineering exam must then take a second exam to be licensed as a professional engineer in a specific area such as civil engineering or mechanical engineering. For example, the Professional Engineering exam, or PE, for civil engineering is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2007, 64% of the total candidates taking the exam, which covers multiple disciplines, passed.

         Many states require licensed professional engineers to complete a minimum number of professional development hours to maintain their professional licenses. Unlike the accounting and finance market, where there is a reasonable amount of uniformity, in the engineering market each of the states requiring professional development hours sets its own standards. The number of hours required by the states varies from 16 per year to 30 every two years. In most instances, the states rely on various professional organizations to certify whether a particular course qualifies for professional development credit.

         Forty-one states require some form of continuing legal education with requirements ranging between 10 hours per year to a total of 45 hours every three years. All courses have to be approved by the respective bar associations of each state. Unlike other professions, each state rather than a national organization exercises control over the requirements and content approval of continuing legal education courses, which makes the approval process more difficult.

         In addition to these professions, employees of financial service firms, including banks, brokerage houses and insurance companies, have employees who hold various licenses granted by the federal and/or state governments or administrative agencies that require continuing education or need training to prepare for their various professional licensing examinations.

         Over the last few years, legislators, government and market regulators, the investment community and the general public have become more aware of issues involving corporate governance, ethics and compliance. This awareness resulted in allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations, mutual funds and market specialists, and the New York Stock Exchange. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public. We anticipate that corporate spending on compliance and ethics training programs will increase.

         While information technology professionals are generally not subject to continuing education requirements, they need to keep abreast of the rapidly changing environment in which they work. We believe our WatchIT product is a medium to provide that education.

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

OUR BUSINESS

         Since becoming a public company in 2004, our business has expanded significantly, primarily through acquisitions. In 2004, we served principally two large vertical markets--accounting/finance and engineering professionals. Today, we serve five professional markets and provide training solutions to a wide range of corporate clients in varying industries. We do this through our various divisions, all of which are devoted to providing educational services.

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

         To address these needs, we have approximately 2,700 hours of programs that currently are available in one or more formats including print, videotape, CD-ROM or online--approximately 1,100 in accounting/finance, 600 in engineering, 600 hours in banking, securities and financial services, 200 hours in legal training and 200 hours in information technology, not including custom-designed courses. We develop customized courses based on specifications provided to us by our clients in both financial and non-financial industries. Most of our courses are designed to accommodate both group and self-study.

         All of our courses in the accounting and finance professional libraries are designed to meet the standards and adhere to the requirements of all state boards of accountancy and those of the American Institute of Certified Public Accountants (AICPA), Institute of Management Accountants (IMA), Institute of Internal Auditors (IIA), the Association of Financial Professionals (AFP), and the Association of Government Accountants (AGA). We are a registered sponsor of continuing professional education with NASBA and in New York and Texas, the only two states that have not adopted the NASBA standards. NASBA also confers the status of Quality Assurance Service on organizations that offer self-study courses that meet the requisite standards. We have met those standards and received that status. As a result, our designated programs qualify for continuing professional education credit in all 50 states for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.

         Our engineering products include courses that are designed to help prepare engineers for the basic entry-level licensing exam and the civil engineering professional engineer licensing exam, as well as courses that are designed to meet the ongoing professional development requirements mandated by various states. We generally jointly develop with or license these programs from an independent third party. Most of our engineering courses are available in print, CD-ROM and/or online.

         Our Working Values, Ltd. subsidiary, consisting of two divisions that often overlap, develops ethics and compliance training programs for corporations and other organizations and provides continuing legal education. These programs are designed to align workplace behavior with legal standards and prevailing community expectations regarding corporate conduct. We also develop training techniques and strategies focusing on modular development of resources that track specific risk areas identified by the client. Our library of customizable communication and learning tools and templates, in digital and print formats, enables us to develop training and communication solutions and strategies tailored to the individual corporate cultures of each client at competitive price points. The result is an integrated program that more closely reflects the culture of, and the specific issues facing, the client organization while still maintaining the cost advantages of a generic solution.

         Working Values' Cognistar division develops programs and provides services to the legal and corporate compliance market. These solutions include self-paced courses in a content-rich, engaging environment, that take full advantage of the Internet, and, most importantly, can be provided at significantly lower cost than other continuing education experiences. Cognistar products include accredited continuing legal education programs and customized corporate training programs.

         Our information technology training division course library, WatchIT, includes more than 250 courses providing relevant briefings to executives, technologists and consultants with relevant up-to-date information in the ever-changing technology landscape.

         Our financial services division offers over 300 course titles covering the insurance, banking and securities industries. These courses can be delivered online, in a multimedia Web-based format, on video or through live training. Many of these courses have been approved for credit by different organizations for continuing education in their respective fields.

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

         ASSOCIATION OF GOVERNMENT ACCOUNTANTS. AGA offers most of our accounting/finance products to its members through a co-branded professional education center, or PEC.

         FINANCIAL EXECUTIVES INTERNATIONAL AND INSTITUTE OF MANAGEMENT ACCOUNTANTS. FEI and IMA both market Financial Management Network. We are responsible for producing the product with FEI and IMA, assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SmartPros Advantage line of products through FEI and IMA.

         INSTITUTE OF INTERNAL AUDITORS. IIA offers the online version of Financial Management Network and SmartPros Advantage to its members through a co-branded PEC.

         STATE SOCIETIES OF CERTIFIED PUBLIC ACCOUNTANTS. A number of state societies offer various products of ours through their own co-branded PEC.

         CANADIAN INSTITUTE OF CHARTERED ACCOUNTANTS. CICA offers the online version of Financial Management Network and SmartPros Advantage to its members through a co-branded Professional Education Center.

         AMERICAN SOCIETY OF CIVIL ENGINEERS AND BOSTON SOCIETY OF CIVIL ENGINEERS. We jointly developed our PE Exam Review course with these organizations. In addition, with the ASCE we jointly developed 37.5 hours of technical civil engineering courses. ASCE markets our courses to its members.

         NATIONAL SOCIETY OF PROFESSIONAL ENGINEERS. NSPE sells our courses through a co-branded Web site and directly through their Web site.

         AMERICAN COUNCIL OF ENGINEERING COMPANIES. ACEC sells our courses on their Web site, on a co-branded Web site and via direct mail. They co-developed some of our business and management courses.

         AMERICAN SOCIETY OF MECHANICAL ENGINEERS.  ASME sells our products.

         ASSOCIATION OF OPERATIONS MANAGEMENT. APICS sells our supply chain, inventory and production courses.

         AMERICAN INTELLECTUAL PROPERTY LAWYERS ASSOCIATION. We convert AIPLA's live seminars to online format. AIPLA markets our course catalog and their members are entitled to a discount off the list price.

         BUSINESS TRAINING LIBRARY. BTL sells our banking and information technology course libraries to their customers on their own co-branded PEC.

OUR STRATEGY

         Our objective is to become a leading provider of continuing professional education and corporate training solutions in the United States. To achieve this goal, we will pursue the following strategies:

         EXPAND LIBRARY OF CONTENT. We believe that our future success depends, in part, on our ability to develop and acquire new content. The new content could either expand or supplement our existing libraries or could constitute a new library for one or more additional vertical markets. Toward this end, we continuously develop new courses for our accounting, engineering, legal, information technology, financial services and general corporate libraries.

         EXPAND WITHIN EXISTING MARKETS AND INTO NEW MARKETS. We continue to focus on expanding our presence and to introduce new products into the markets we currently serve--particularly engineering, legal, financial services and information technology, where we feel our market share is relatively small, and corporate ethics and compliance training, where we believe the opportunity is significant. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative, such as healthcare, safety and personal development and certificate programs for professionals in various disciplines.

         MAKE STRATEGIC ACQUISITIONS. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions as evidenced by the seven acquisitions we made in years 2006 and 2007. We continue to seek strategic opportunities.

         KEEP PACE WITH TECHNOLOGY. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of the Internet for business communication will continue, making it an increasingly important medium for distributing our products. At the same time we recognize that new technologies may emerge that will complement our model for flexible delivery of content. In 2007, we began work on developing a new Learning Management System (LMS), which will have new features and functionalities incorporating the newest technology and improve on LMSs acquired through some of our recent acquisitions. As a result, we are now able to deliver our content online to a greater number of Fortune 1000 and other companies. We plan to continue to monitor the development and market acceptance of new technologies and will make the necessary investment to adapt our products and services to them.

         EXPAND EXISTING ALLIANCES AND ENTER INTO NEW STRATEGIC ALLIANCES. We believe that alliances with professional organizations and associations and commercial content providers are important to our growth and competitive position in the industry. We plan to try to broaden these existing relationships and seek new ones.

OUR PRODUCTS AND SERVICES

         The following are our products and services:

     ACCOUNTING AND FINANCE

         Our accounting and finance libraries contain over 1,100 credit hours of content, of which 900 are generally available, and the balance is custom-designed for specific clients. Except for SmartPros Advantage, discussed below, which is only available online, our accounting and finance programs are available in videotape, DVD and online. The videotape and DVD formats can be used for either group study or self-study. The online format is for self-study only and is usually available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits in most states while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription, whether one, two or three years, the number of users, and the number of libraries covered.

         SMARTPROS ADVANTAGE (SPA). SPA is a skills-based learning library containing over 280 courses, varying in length from one to eight credit hours. We produce these programs in our own production facility. We pay the authors of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals as well as public accountants. The courses are offered individually from $22.95 to $183.60 per course. The list price for a one-year subscription purchased online is $409.

         FINANCIAL MANAGEMENT NETWORK (FMN). FMN is a library of update programs dealing with currently relevant topics. Each month, we create four new programs (segments), or a total of 48 new segments equal to 48 group study credit hours and 96 self-study credit hours each year. We also maintain an online archive containing the most recent 72 programs representing 144 credit hours for our subscribers. The segments are written and produced by our staff and generally involve an independent industry professional as the interviewee. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. The list price for a one-year subscription to the group study video version starts at $5,495 and for the online version is $409 per user.

         CPA REPORT (CPAR). This library of programs covers topics in public accounting and is distributed primarily to accountants in public practice. Each month, except March, we add four new segments from among the following topical areas: Individual Tax, Business Tax, Estate and Financial Planning, Specialized Tax Topics, Auditing and Accounting and Financial Reporting. We also offer an online archive containing the most recent 44 programs representing 88 credit hours. The list price for a one-year subscription to CPAR starts at $1,759 and $409 for the online version.

         THE CPA REPORT GOVERNMENT AND NOT-FOR-PROFIT. This product is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies and not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. We also publish an online archive containing 16 of the most recent programs representing 32 credit hours. The list price for a one-year subscription to the CPAR Government and Not-for-Profit edition is $499 for the video and $205 for the online version.

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

     ENGINEERING

         Our engineering library includes the following:

         PE EXAM REVIEW. Our interactive PE Exam Review course for civil engineers was developed jointly with the American Society of Civil Engineers and the Boston Society of Civil Engineers Section and is designed to prepare engineers for their professional licensing exam. The PE Exam Review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems that are comparable to the problems that are found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: Transportation; Sanitary and Environmental; Hydraulics and Hydrology; Structures; Geotechnical; Surveying; and Economics. The list price for the review course is $645.

         In October 2006, we purchased certain assets, including the course content of MGI, a provider of self-study courses, to prepare for the PE exam. The MGI coursework, which covers the same set of modules as our CD-ROM or online version, is a paper-based, self-study format that provides for instructor mentoring via e-mail, telephone or submission of mini-exams for grading. The list price for the MGI review course is $390.

         ONLINE PROFESSIONAL DEVELOPMENT HOURS. We have a library, consisting of 65 hours, of engineering and management courses that qualify for professional development hours. For example, in the "General Engineering: Business Management" area we have over a dozen courses on various topics relating to managing a small professional practice. Over half of the content in this library was developed with the ASCE. Other courses in this library were developed with the ACEC. The list prices for these courses range from $30 to $445.

         PROJECT MANAGEMENT FOR ENGINEERS. This course was co-developed with URS Corporation, one of the largest engineering firms in the United States, and is certified by the Project Management Institute (PMI) for professional development unit credit for certified project managers and for professional development hours credit for civil engineers. Developed by engineers specifically for engineers, it was one of the first completely online interactive project management courses. The online format is enriched with audio and interactive graphics and allows the user to proceed at his or her own pace. The program is divided into 11 critical sections with over 60 individual learning modules. It provides over 35 hours of continuing professional development credit. The list price for this course is $995 for 12-month access or $695 for six-month access.

         FUNDAMENTALS OF ENGINEERING EXAM REVIEW. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a Flash-based, interactive review course that is being marketed directly and through professional associations to engineers as well as to engineering firms for their internal skill-building and competency testing programs. It is available in CD-ROM and online. The list price for this course is $299 for either the combination CD-ROM/online version or for the online version. We also private label the course for our strategic partners so they can market it to their members. The MGI self-study version of this course also provides for instructor mentoring and has a list price of $390.

         SUPPLY CHAIN AND CPIM CERTIFICATION. MGI provides to members of APICS a series of five courses that can be taken as either stand-alone coursework or to become Certified in Production and Inventory Management (CPIM). The courses are designed to help the user develop knowledge and skills in the essential areas of materials management and integrated resource management. Each APICS self-study course requires approximately 25 to 30 hours to complete. The list price for non-members for each course is $325.

     CORPORATE GOVERNANCE, COMPLIANCE AND ETHICS

         Working Values develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. Working Values currently offers the following products and services:

         Working Values develops custom-built training and compliance programs for companies based on their specific needs through its Integrity Alignment Process. The intent is usually to meet the best practices standards of the Federal Sentencing Guidelines and other regulations. These products help create a culture of compliance through assessment methodologies and deployment of live and Web-based training and communication tools.

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

         Working Values has created ready-to-deploy tools to help an organization customize its ethics program. These tools can be deployed as-is or customized to meet an organization's needs. Working Values Integrity Toolkit Learning Management System (LMS) offers enterprise distribution and administration of education content and information.

     LEGAL

         Working Values' Cognistar division offers 187 online courses in continuing legal education and business ethics. These courses are accredited for over 215 hours of CLE credit in approximately 29 states. Not every course is approved in each state. In addition, Cognistar develops customized courses for its clients on a consulting basis.

     FINANCIAL SERVICES

         Through our financial services training division, we have added over 300 courses, totaling over 600 hours, in the banking, securities and insurance areas. Course offerings include banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, securities, ethics, anti-money laundering, financial planning and industry-related sales and service. Approximately 200 of these courses have been accredited by various state departments of insurance for continuing education credit. Many other courses have been approved by the American College for PACE credit, the Certified Financial Planners (CFP) Board of Standards for CFP credit, and NASBA for CPE credit. In addition, we have courses in our library to prepare various insurance and financial services employees in taking their licensing exams. These courses are offered in a number of different mediums including Web-based, video, multimedia and workshop format.

     INFORMATION TECHNOLOGY

         Our SmartIT division includes more than 250 courses from our WatchIT catalog. These courses are designed to update and inform technology professionals about the latest initiatives in their field. Individual courses may be purchased for $199; unlimited access to our course catalog is $1,199 per year.

     GENERAL CORPORATE

         Through our Skye Multimedia subsidiary we provide general corporate training to any number of industries including pharmaceutical manufacturers, professional firms, brokerage and financial services. These programs are custom produced to meet the client's specific needs, including product or sales training, technical proficiency or other uses. These programs can be delivered in a variety of formats including Web-based and give us the opportunity to cross sell our other products and services to these companies. Skye, in conjunction with another company, has recently introduced its iReflect Training Software product. This is a training tool designed to improve personal interactive skills.

     OTHER

         Most of our programs are generally produced in our production facility, which also includes tape, CD-ROM and DVD duplication equipment. In addition, the video production and duplication department generates its own revenue by leasing the facility to third parties and by producing third-party programs.

         Our technology department is principally a service department. Its primary function is to convert our courses to digital format for distribution on CD-ROM, DVD and the Internet. This department also maintains our various Web sites, our learning content management system, the SmartPros Professional Education Center (PEC) for subscribers to our accounting/finance and engineering products, and the Integrity Training Center for subscribers to our ethics and compliance training programs. The SmartPros PEC is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using the SmartPros PEC, our clients can review and assess usage of our programs by their employees and their employees' performance and the effectiveness of these programs. The SmartPros PEC is co-branded with the client's logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own learning management system, we develop an interface that allows them to access our system through their technology. These systems are not generally marketed as stand-alone products. Rather, they are offered together with our library of content and allow subscribers to track usage and performance.

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

PRODUCT DEVELOPMENT

         Our product development team includes Jeffrey Jacobs, Jack Fingerhut, Allen S. Greene and Denise Stefano in the accounting/finance area; Stephen Henn in the legal market; Jay Gregory and Michael Fowler in financial services; and James Fallon and James Graham in information technology. David Gebler, the former President of Working Values, developed programs on corporate governance, compliance and ethics for the general corporate market. Mr. Gebler is leaving March 31, 2008, and will be replaced by Catherine Henry.

         Mr. Jacobs, who is the head of product development for accounting products and the producer of our FMN product, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut, the Company's Co-Founder and President, is a certified public accountant and oversees the development of our accounting programs and new product development. Ms. Stefano is a certified public accountant and a professor of accounting and is currently responsible for updating existing and introducing new courses in our SPA catalog. Mr. Henn is an attorney who was the former President of Cognistar and joined us when we acquired Cognistar. He is responsible for the development of course content and customized design in the legal area. Mr. Gregory was formerly responsible for agent training at a large, national life insurance company and joined us as part of the FinancialCampus acquisition. Mr. Fowler, who also joined us as part of the FinancialCampus acquisition, was formerly the senior director of business development at Thomson NETg. Mr. Fallon is producer of our WatchIT product and has been developing programs for information technology professionals for over 10 years. Ms. Henry was formerly the senior director of compliance and ethics at a large supermarket chain where she developed and maintained compliance policies and metrics.

         In addition, Seth Oberman, the President of Skye, develop and markets customized courses and training programs for the pharmaceutical, financial services and other industries that Skye services.

         We are planning to devote more resources to developing programs. We hire independent contractors to update, develop or assist in developing programs for us. In those instances where we are relying on outside sources for content or where we purchase existing content, our design and development team will develop or oversee the development of an effective format that focuses on performance objectives, instructional anti-practice strategies, interactivity and assessments. This process includes creating and designing study guides and course material, scripts and, in some cases, visual aids. The design and development team includes subject matter experts, instructional designers, technical writers and developers, graphic designers, content editors, and quality assurance reviewers. After final assembly and integration of all course components, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

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

         Our sales and marketing department includes a Senior Vice President of Sales, a Vice President of Marketing, and a sales staff of 19 people. The sales staff is divided between inside, or telesales, and field sales. The field sales force focuses on larger accounts. In addition, our senior executives, as well as the heads of various divisions, dedicate varying portions of their time and efforts to sales and marketing activities. Our Chief Technology Officer spends a portion of his time selling and marketing our technology services.

         To supplement the efforts of our sales staff, we use comprehensive, targeted marketing programs, including: direct mail to our customers and to members of the professional organizations with which we partner; public relations activities; advertising on our Web site and the Web sites of our strategic partners; participating in trade shows; and ongoing customer communication programs. We build brand awareness through our strategic relationships with the leading professional associations and organizations and the leading commercial content providers within the markets we serve. These strategic relationships include co-branding initiatives on new and existing products, joint advertising campaigns and e-commerce relationships.

TECHNOLOGY

         Our proprietary learning content management system, the SmartPros Professional Education Center, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application Web servers, XML and MS-SQL data sources, and utilize industry standard Web browser and Internet technologies for content delivery to the users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at a secure Verizon co-location data center one mile from our Hawthorne, New York, main office. Additionally, in the fourth quarter of 2007 we began to create a redundant data center in Denver, Colorado, that will provide enhanced service to West Coast and Asian-based customers and serve location-redundant, load-balanced content. This co-location allows the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.

         The SmartPros PEC includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full service solution includes a complementary array of communication tools such as e-mail, chat, message boards and learner tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called "My Courses."

         Some key features of the SmartPros PEC include:

    o SCALABILITY. Scalability is accomplished using a combination of load-balancing hardware and software. Multiple, redundant servers are deployed to handle peak periods when the largest numbers of concurrent users are expected on the system.

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

    o ASP-BASED APPLICATION SERVER. The business and application logic resides on an ASP.NET-based application server. This architecture allows us to deploy a site across multiple servers using Microsoft Windows 2000 and 2003 servers.

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

    o The expected growth of this market, as demand for highly skilled professionals increases;

    o    The increased scrutiny on corporate culture, ethics and compliance; and

    o    Relatively low barriers to entry.

         Of the markets we currently serve, we believe that all of our professional education markets have some barrier to entry plus a multitude of regulatory compliance requirements. It would be extremely difficult to compete in the accounting education market without NASBA sponsor designation. Obtaining this designation requires an investment of time and a modest amount of capital. Nevertheless, for companies with even modest resources in terms of talent and capital, these barriers may not be significant. In the legal profession, the approval process for continuing education courses varies by state, unlike accounting. In the engineering market, each state sets its own standards, as does each engineering specialty. In the corporate education market, the barriers to entry are virtually non-existent. The financial service industry has various barriers to entry as employees requiring continuing education are subject to federal and/or state regulations. In addition, customers expect courses covering a broad range of topics related to regulatory concerns. The course library and its delivery platform must meet very rigid controls in order to be pre-approved. Information technology education has limited barriers to entry as there are no regulatory requirements.

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

    o    Brand identity; and

    o    Strategic relationships.

         We believe that we compete favorably on most of these issues. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products for less than we sell ours. Particularly, in the accounting, legal, financial services and information technology markets, we believe that our reputation and the quality of our offerings--as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options--allow us to price our products accordingly. In the engineering and general corporate markets, where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area, we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.

         Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as SkillSoft PLC and Saba Software, Inc., and private companies such as CPA2Biz, Inc., Bisk Education, Inc., and MicroMash in the accounting market; RedVector.com, Inc., AEC Direct and NetGen Learning Systems in the engineering market; and LRN, The Legal Knowledge Company, Integrity Interactive Corporation, MIDI, Inc. and PLI-Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include large diversified publishing companies, such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies, including traditional providers of in-classroom instruction and remote learning solutions, such as DeVry

University, as well as professional service companies, such as accounting firms, who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.

         Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries that have enabled or will enable them to establish a stronger competitive position than we have. We sometimes compete directly with CPA2Biz. In addition, our competitors include SkillSoft and Saba, who are both relatively large companies. However, SkillSoft's primary focus is e-learning content and software products for business and information technology professionals. Saba principally provides software solutions that are used to manage people in large organizations, although they do sell content as well. Since we currently do not market our learning management system as a stand-alone product, we do not compete presently with Saba in this area. However, many of our larger clients use the Saba system or another system for their learning content management. In those cases, we will interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client's learning management system.

         The largest solutions providers to the general corporate compliance training market are Integrity Interactive and LRN. We rarely face either of these companies in the marketplace since they both focus principally on Fortune 100 companies and have extensive off-the-shelf libraries. However, their products tend to be more expensive than ours, and we believe that our ability to adapt programs to address unique cultures of different organizations is greater than theirs. Our more frequent competitors are PLI-Corpedia, a joint venture between the Practising Law Institute (PLI) and Corpedia Education, two leaders in the field of compliance education, and Midi, Inc. Both market off-the-shelf and customized programs to mid- and large-cap public companies. PLI-Corpedia has the advantage of access to PLI's vast library. Midi uses video-based modules and tends to attract customers that like its particular training technique. We believe that we have more diverse tools and can offer an integrated ethics and compliance program that contains live, video and Web-based communication and learning elements.

         Our principal competitors in the area of providing continuing legal education are the Practising Law Institute (PLI), West LegalEdCenter, ALI-ABA, CLEonline, and various state bar associations.

         Our principal competitors in the area of financial services compliance training and continuing education for bankers include Bankers Edge, Bankers Academy (The Edcomm Group) and banking associations such as BAI, Bankers Training & Certification Center, and various banking trade organizations.

         Our principal competitors in the area of engineering education are RedVector.com, Inc., university-based extension programs, individual trainers and professional organizations.

         Our principal competitors in the area of information technology include SkillSoft and Global Knowledge.

OUR COMPETITIVE ADVANTAGES

         We believe that the following competitive advantages will help us achieve this goal.

         HISTORY AND REPUTATION. We have been providing learning solutions for accounting and finance professionals for more than 26 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, and general corporate markets, and also into new markets.

         We have been providing learning solutions for engineering professionals since 1997. Our recently acquired legal and financial service divisions have been in business for eight and 25 years, respectively, prior to our acquiring these various companies.

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


         EXTENSIVE LIBRARY. Our content library consists of over 2,000 hours of proprietary education content including skills-based and update programs. We believe that our libraries are among the most extensive in the industry and help attract new subscribers. In the market for continuing legal education, we offer national courses; comparatively, those offered by the local bar associations usually deal with issues particular to that state. We also believe that our content and delivery technology is better than that of our competitors.

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

         END-TO-END SERVICE. All of our accounting/finance, legal, information technology and corporate training programs are produced, filmed, edited, duplicated and converted in-house. Our engineering and financial services programs are usually licensed from or developed in conjunction with an independent third party but are filmed, edited, duplicated and/or converted into digital format in-house. Finally, we have a fulfillment center from which we ship our course materials, tapes as well as hard copies, to our customers. We believe our vertically integrated operation results in a more efficient production process and enhances the quality of our products.

         ONLINE RESOURCE AND CONTENT PROVIDER. We own and operate multiple Web sites, including primary domains and subdomains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://ir.smartpros.com, http://marketing.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com , www.financejobs.com, www.fmnonline.com, www.ireflectraining.com, www.pro2net.com, www.accountingnet.com, and www.smartprosinteractive.com.

         Our SmartPros Web site has over 20,000 pages of proprietary content and links to professional organizations, associations and institutions, and is a marketing and distribution channel for our products. We believe that this Web site has become a destination for professionals based on the following data:

    o As a result of maintaining the Web site, we have built a database with over 500,000 profiled users.

    o    The Web site logs over 450,000 visits per month.

    o Through our Web sites, we serve over one million ads and 200,000 opt-in e-mails per month.

INTELLECTUAL PROPERTY

         We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. We own all of the following trademarks, trade names and/or service marks, which have either been federally registered or applications have been filed with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, PRO2NET, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER (PEC), FINANCIAL MANAGEMENT NETWORK (FMN), CPA REPORT (CPAR), INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT, COGNISTAR, SAGE, ACCOUNTINGNET, FINANCE JOBS, WATCHIT, SMARTIT, HAWTHORNE CENTER FOR EXCELLENCE, iREFLECT and FINANCIALCAMPUS. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is extremely difficult and the means we use to protect our proprietary rights may be inadequate. We believe that, ultimately, our success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of our personnel.

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

         In connection with our learning content management systems, our license agreement restricts use of the system and prohibits users from copying or sharing the system without our express written consent. Our learning content management systems incorporate products and systems and technology that we license and purchase from third parties. We cannot assure that we will be able to continue to license or support this technology on terms that we consider reasonable, if at all. If these licenses or maintenance agreements expire and we cannot renew them, they are substantially modified or if they were terminated for any reason, we would have to purchase, license or internally develop comparable products and systems. Any one of these options may be expensive and/or time consuming, which could have a material adverse effect on our business and financial performance.

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

GOVERNMENT REGULATION

         Government regulation is important to our business. Every state sets its own continuing professional education requirements, in terms of the number of credits needed and the cycle in which those credits need to be earned, for its licensed professionals. In addition, specific content will only qualify for continuing professional education credit if it meets specific criteria, which varies from state to state. In the accounting/finance area, most states have adopted the NASBA standards to address the quality of course content. We are a certified NASBA sponsor, meaning that the courses we offer to the general public on a subscription basis qualify for continuing professional education credits in those states that have either adopted the NASBA standards or their own standards similar to NASBA's, the District of Columbia and Puerto Rico. In the engineering area, there is less uniformity and each of our courses must be certified by the particular professional organization that oversees that particular specialty.

         The market for continuing legal education programs is regulated by the state bar association, state courts or other organizations in each state. The regulatory landscape is complex and varies from state to state.

         The market for continuing education for the engineering professional is regulated by each state. The National Council of Examiners for Engineering and Surveying (NCEES) provides the guidelines and testing for engineers to obtain their professional licenses in all 50 states and various United States possessions.

         In addition, various professionals in the insurance and security industries have either federal and/or state licensing and continuing education requirements.

EMPLOYEES

         As of March 1, 2008, we had 99 employees of which 90 were full-time and nine were part-time. We have 52 employees based in our executive offices in Hawthorne, New York, and 13 employees based in our office in our Westborough, Massachusetts office. Skye employs 12 people in their Bridgewater, New Jersey, office. In addition, we have an aggregate of 22 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

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

         Our competitors include professional firms, public and privately held companies, universities (traditional and online) and professional and not-for-profit organizations and associations. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances, and/or lower cost structures than we do--which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

         OUR GROWTH STRATEGY ASSUMES THAT WE WILL MAKE TARGETED STRATEGIC ACQUISITIONS.

         A key feature of our growth strategy is strategic acquisitions. We may not be able to maintain our current rate of growth. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability will be impaired.

         In 2007, we made three strategic acquisitions in the financial services and information technology markets.

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

         Our success depends in part on our ability to retain our key employees including our Chief Executive Officer, Allen S. Greene, and our President, Jack Fingerhut. Mr. Greene is an experienced senior corporate executive who has been instrumental in cutting costs, raising capital and negotiating and consummating seven acquisitions that have helped us refocus on our core competencies while at the same time expand into new markets. Mr. Fingerhut is one of our founders and is actively involved in sales and marketing and identifying acquisition targets. Mr. Fingerhut also has overall responsibility for the accounting and banking products and video production business. He has extensive contacts within--and knowledge of--the accounting profession. Although we have employment agreements with both of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, "key man" insurance on either Mr. Greene or Mr. Fingerhut. It would be difficult for us to replace either one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure. In addition, if any of our division heads were to leave, it could affect our revenues adversely. For example, in early 2006 the head of our video production division left and we have not yet been able to find a permanent replacement for him. As a result revenues in that division have declined significantly.

         OUR SALES CYCLE CAN BE LONG AND UNPREDICTABLE, WHICH COULD DELAY OUR GROWTH AND MAKE IT DIFFICULT FOR US TO PREDICT EARNINGS. THIS COULD LEAD TO STOCK PRICE VOLATILITY.

         Our sales cycle is unpredictable and can last as long as 24 months for large, enterprise-wide or custom-designed programs. Most of our revenue is derived from corporate customers. Identifying the decision maker in these enterprises is often time consuming. Also, sales of online products, which we believe are essential to our future growth and success, take longer than sales of video or CD-ROM products. Other variables also complicate the purchasing process, including the timing of disbursement of funds and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. This unpredictability has in the past caused, and may in the future cause, our net revenue and financial results to vary significantly from quarter to quarter.

         OUR STRATEGIC RELATIONSHIPS ARE USUALLY SHORT-TERM, NONEXCLUSIVE ARRANGEMENTS AND OUR STRATEGIC PARTNERS MAY PROVIDE THE SAME OR SIMILAR SERVICES TO OUR COMPETITORS, DILUTING ANY COMPETITIVE ADVANTAGE WE GET FROM THESE RELATIONSHIPS.

         We rely on our strategic partners to provide us with access to content and to sell our content. Our strategic partners may enter, and some have entered, into identical or similar relationships with our competitors, which could diminish the value of our products. Our relationships with our strategic partners are primarily covered by annual agreements that are subject to renewal. While we do not depend on any single strategic relationship for a significant amount of revenue or to develop content, if a number of these organizations were to terminate their relationships with us at the same time, our ability to develop new content on a timely basis and our ability to distribute content would be impaired. We may not be able to maintain our existing relationships or enter into new strategic relationships.

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

         IF WE WERE DEEMED AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, APPLICABLE RESTRICTIONS COULD MAKE IT IMPRACTICAL FOR US TO CONTINUE OUR BUSINESS AS CONTEMPLATED AND COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         We are not an investment company under the Investment Company Act of 1940 and we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our common stock.

         EFFECTS OF RECESSION ON BUSINESS.

         Our customer base consists primarily of large corporations, professional service and other firms, many of whose employees are required to take continuing education on a periodic basis. However, in the event of a recession, some of our clients could seek a cheaper provider of these courses and could curtail the development of customized products.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires February 28, 2010. We lease 1,800 square feet in Westborough, Massachusetts, where Working Values and Cognistar are based. The lease expires January 31, 2009. Finally, Skye Multimedia leases 2,320 square feet in Bridgewater, New Jersey, at which the lease expires in August 2008.

ITEM 3.  LEGAL PROCEEDINGS

         At the present time, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) MARKET INFORMATION

         Our common stock is currently traded on the American Stock Exchange under the symbol "PED." We recently submitted an application for listing on the NASDAQ Capital Market.

         The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                           PRICE RANGE OF COMMON STOCK
--------------------------------------------------------------------------------
                                                    SALES INFORMATION
                                          --------------------------------------
                                               HIGH                  LOW
                                          ---------------     ------------------
2007
----
First Quarter                                 $6.00                 $3.42
Second Quarter                                $7.00                 $4.56
Third Quarter                                 $9.27                 $5.19
Fourth Quarter                                $6.43                 $4.46

2006
----
First Quarter                                 $3.55                 $2.75
Second Quarter                                $3.35                 $2.25
Third Quarter                                 $3.20                 $2.47
Fourth Quarter                                $4.21                 $2.50



         As of March 19, 2008, the closing sale price per share for our common stock, as reported on the American Stock Exchange was $4.79.

         (b)  HOLDERS

         As of March 3, 2008, the number of record holders of our common stock was 129.

         (c)  DIVIDENDS

         The holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. During the years ended 2006 and 2007, we did not pay any dividends. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements and operating and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. The gross proceeds to us from the offering were $7,650,000. Paulson Investment Company, Inc., was the representative of the underwriters of the offering. The net proceeds to us after underwriting discounts and other expenses were approximately $6,000,000. As of December 31, 2007, we used approximately $500,000 of the net proceeds to repay certain long-term debt. Through December 31, 2007, we used $1.6 million of the proceeds for acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         There were no company purchases of its equity securities in 2007.

         On November 8, 2007, the Board of Directors approved an extension of the stock buy back program under which $750,000 of company funds is allocated to purchase shares of our common stock.

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

OVERVIEW

         We provide learning solutions for accounting/finance, legal, insurance, banking, brokerage and engineering professionals, six large vertical markets with mandatory continuing education requirements. In addition, we provide training solutions for the pharmaceutical, banking, securities, insurance and technology industries. We also provide information technology, corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Our customers include professional firms of all sizes, many of the Fortune 500 companies and a large number of midsize and small companies.

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

         In 2004 we successfully completed our initial public offering. The net proceeds from the offering were approximately $6 million. To date, we have expended approximately $2.1 million of those proceeds, $500,000 to repay debt and the balance for acquisitions. We intend to use the remaining $3.9 million net proceeds from the offering and our publicly traded common stock to execute our growth strategy, which contemplates acquiring other companies (or their assets) that provide learning solutions. We intend to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

RECENT ACQUISITIONS

         On March 1, 2007, we acquired substantially all of the assets and assumed certain liabilities of The Selbst Group Inc. for approximately $93,000. The Selbst Group, founded in 1974, is a specialized consulting firm providing sales, sales management training, product training and marketing support for the financial services industry. In conjunction with the acquisition we entered into a two-year employment agreement with the President of Selbst, with an option to extend the contract annually for three years. In addition, the seller may be entitled to an incentive bonus if certain sales targets are reached.

         On August 2, 2007, we acquired substantially all of the assets and assumed certain liabilities of Bright Ideas Group d/b/a WatchIT (BIG). BIG develops information technology education and training programs for business and information technology professionals. The assets we acquired included approximately 300 courses and customer contracts. We operate the WatchIT product line under the Company's SmartIT business division. James Graham, BIG's Founder and President, and other key employees of BIG, have become our employees.

         The purchase price for the assets was $175,000 plus the assumption of BIG's obligations under certain customer agreements. In addition, BIG is entitled to an incentive payment of $200,000 if SmartIT's revenues for the six month period beginning August 1, 2007, and ending January 31, 2008, exceed $1,000,000. If SmartIT's revenues for this period are between $875,000 and $1,000,000, the incentive payment will be a prorated portion of the $200,000. If revenues are less than $875,000, no incentive payment is due. None of these contingent payments were earned.

         Finally, BIG is also entitled to an earnout equal to three times BIG's average annual earnings for the three year period ending July 31, 2010. Annual earnings is income before taxes less all inter-company charges and an amount for the use of capital the Company provides BIG. In no event may the earnout exceed $3,000,000. Any payment under the earnout will be reduced by the sum of (i) $115,000 and (ii) any incentive payments made with respect to the six-month period ending January 31, 2008. The earnout amount may be paid at our discretion either entirely in cash or 50% in cash and 50% in shares of our common stock provided that at that time payment is due (i) our common stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Capital Market and (ii) we have filed all periodic reports we were required to file under the Securities Act of 1934. Any payment in shares of common stock will be valued based on the average closing price of the common stock for the 20 business days after July 31, 2010.

         On August 21, 2007, we acquired substantially all of the assets and assumed certain liabilities of FinancialCampus (FC) from SkillSoft Corporation. FC produces and maintains a library of training courses designed for the security, insurance and other financial services industries. FC also produces customized training courses for its customers. This product line is included in SmartPros Financial Services Training division. SkillSoft is entitled to an additional annual earnout for three years equal to 10% of sales exceeding $2 million per annum. In no event shall the total cumulative earnout for the three-year period exceed $750,000. The earnout is payable entirely in cash. Should the Company sell the FC business prior to the end of the earnout period, the seller will be entitled to $750,000 less any payments made against the earnout. Certain key employees of FC have become employees of SmartPros.

         The Selbst Group and FinancialCampus assets and liabilities were incorporated into our Financial Services Training division, which also includes our Sage course library.

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

     REVENUES

         A large portion of our revenues is in the form of subscription fees for one of our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis, fees for various services, including Web design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of a SmartPros Professional Education Center, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

         Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. Working Values and Skye recognize revenue on a proportional performance basis.

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

     SEGMENT ACCOUNTING

         We treat operating results as one segment, that of educational services. Revenues from non-educational services such as video production are not a material part of the Company's operating income.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007, AND 2006

         The following table compares our statement of operations data for the years ended December 31, 2007, and December 31, 2006. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

                                                                         YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------------------------------
                                                        2007                                2006
                                           --------------------------------    -------------------------------
                                               AMOUNT           PERCENTAGE         AMOUNT          PERCENTAGE        CHANGE
                                           --------------     -------------    ---------------    ------------    ------------
Net revenues                               $ 15,204,506             100.0%      $ 12,462,086          100.0%           22.0%
Cost of revenues                              5,962,788              39.2%         5,176,525           41.5%           15.2%
                                           ------------       -----------      -------------      ---------       ---------
Gross profit                                  9,241,718              60.8%         7,285,561           58.4%           26.8%
                                           ------------       -----------      -------------      ---------       ---------
General and administrative                    7,326,308              48.2%         5,820,403           46.7%           25.9%
Depreciation and amortization                   749,272               4.9%           653,091            5.2%           14.7%
                                           ------------       -----------      -------------      ---------       ---------
Total operating expenses                      8,075,580              53.1%         6,473,494           51.9%           24.7%
                                           ------------       -----------      -------------      ---------       ---------
Operating income                              1,166,138               7.7%           812,067            6.5%           43.6%
                                           ------------       -----------      -------------      ---------       ---------
Interest income                                 412,749               2.7%           330,843            2.6%           25.0%
Interest expense                                 (1,044)                0%            (4,299)             0%          (75.7%)
                                           ------------       -----------      -------------      ---------       ---------
Net interest income                             411,435               2.7%           326,544            2.6%           26.0%
                                           ------------       -----------      -------------      ---------       ---------
Income before benefit for income taxes        1,577,573              10.4%         1,138,611            9.1%           38.6%
Income tax benefit                              590,792               3.9%           372,500           (3.0%)          58.9%
                                           --------------------------------    -----------------------------------------------
Net income                                  $ 2,168,365              14.3%       $ 1,511,111           12.1%           43.5%
                                           ============       ===========      =============      =========       =========

NET REVENUES

         Net revenues for 2007 increased 22% compared to net revenues for 2006. Online sales continue to be an important factor contributing to our overall revenue growth. In 2007, net revenues from online sales of subscription-based products and other sales accounted for approximately $5.2 million, or 34%, of our net revenues. In 2006, online sales accounted for $3.2 million, or 24%, of our net revenues. This is a result of recent acquisitions of financial services products and a general conversion by many companies to online training.

         Net revenues from sales of our accounting/finance products grew in absolute terms but decreased as a percentage of net revenues due to the increase in revenues resulting from our acquisitions. In 2007, net revenues from our accounting/finance and related products were $9.3 million compared to $8.4 million in 2006. This increase was due in part to annual subscription price increases and an increased level of sales. For 2007 net revenues from accounting/finance products include subscription-based revenue of $8.2 million and direct sales of course material on a non-subscription basis, net revenues from custom work and advertising of $1.1 million. For 2006, subscription-based revenue was $7.4 million and direct sales of course material on a non-subscription basis, custom work and advertising was $1 million.

         Net revenues from sales of our engineering products, which are not subscription-based products, were $858,000 in 2007 compared to $703,000 in 2006. This increase is primarily attributable to an increase in sales from our MGI product line, which was $434,000 in 2007 as compared to $77,000 in 2006. MGI was acquired in the fourth quarter of 2006. Sales from existing products decreased from $626,000 in 2006 to $424,000 in 2007 as a result of a shift in the hiring practices of many engineering firms away from civil engineers to other fields. We are developing new products for other engineering disciplines to address this trend

         Net revenues from video production, duplication and consulting services decreased in 2007 by $442,000 to $290,000 from $732,000 in 2006. Net revenues from video duplication services decreased by $449,000 while net revenues from consulting services increased by $7,000. Factors contributing to the decrease in revenues from video duplication services include:

    o In 2006, the former head of our video department resigned. He was subsequently replaced and the person who replaced him was unable to generate adequate sales. That person subsequently resigned as well. As a result, the focus of our video division has shifted from working on its own accounts to producing videos for other divisions.

    o The general decline in the videotape industry reflecting the popularity of digital formats such as CD-ROM and DVD resulting in a substantial decrease in our tape duplication business.

    o    Inconsistency of consulting contracts.

    o Sales are credited to the department from where they originate and not to the department where the work is performed.

         Net revenues from our Working Values subsidiary increased 64% from $812,000 in 2006 to $1,331,000 in 2007. This increase was primarily due to sales from the Cognistar legal division that was acquired in the fourth quarter of 2006. Net revenues from custom and ethics courses from Working Values were relatively flat from 2006 to 2007 with sales of $729,000 and $738,000 respectively. The Cognistar division generated $593,000 in net revenues in 2007 as compared to $83,000 in 2006. Cognistar concentrates on delivering online continuing legal education.

         Skye generated $2.2 million of net revenues in 2007 as compared to $1.7 million in 2006. Skye was acquired in February 2006. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial service companies and others.

         Our financial services training division consists of our Sage course library that was acquired in February 2006, Selbst, which we acquired in March 2007, and the FinancialCampus (FC) library of courses, which we acquired in August 2007. Sage and FC sells online training courses for the banking, insurance and securities industries. Selbst primarily provides live training to those industries. Our financial services training division generated net revenues of $1.2 million in 2007 as compared to only $72,000 in 2006. The largest portion of the growth comes from the FC course sales.

         Our technology training division, WatchIT, which was also acquired in August 2007, generated net revenues of $92,000 in 2007.

COST OF REVENUES

         Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing our educational programs; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping costs. Compared to 2006, cost of revenues in 2007 increased by approximately $800,000. The increase was primarily attributable to our recent acquisitions and increased business from Skye which requires a substantial amount of outsourcing in order to complete its projects. However, as a percentage of net revenues, cost of revenues in 2007 decreased to 39.2% from 41.5%, resulting in a 4.1% increase in our gross profit margin primarily as a result of increased Internet-based sales that have a lower cost of delivery and higher margins than custom work.

         There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2006 to 2007 and the reasons for those variations were as follows:

    o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of actors decreased by $66,000 offset by the increased cost of video production and outside technology personnel of $245,000. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material and provide technology services. In 2006 we began outsourcing some of the programming and content development functions that were previously done by our employees to two firms in India. In order to control costs, we are currently exploring areas such as China and the Philippines for outsourcing our technology needs. Direct production costs, which are costs related to producing videos other than labor costs--such as the cost of renting equipment and locations, and the purchase of materials--decreased by $83,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

    o SALARIES. Overall payroll and related costs attributable to production personnel increased by approximately $317,000. The increase was primarily attributable to salaries and related costs from our recent acquisitions of approximately $264,000, while our technology group's salaries and related costs decreased by $215,000, and our video group's salaries and related costs decreased by $98,000. Working Values salaries and related costs increased by $256,000, primarily due to the Cognistar acquisition. Skye's salaries increased approximately $110,000 in 2007 from 2006.

    o ROYALTIES. Royalty expense increased in 2007 as compared to 2006 by $42,000. Increased sales of our accounting products resulted in substantially the entire increase. However, if volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2008 under these agreements may be either higher or lower than they were in 2007.

    o OTHER COSTS. Travel and entertainment expenses increased by $50,000, primarily related to the increase in Working Values and Skye projects. Our shipping costs increased by $6,000 as a result of price increases and increased volume.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead such as
(i) compensation and benefits for administrative, sales and marketing and finance personnel; (ii) rent; (iii) insurance; (iv) professional fees; (v) travel and entertainment; and (vi) office expenses. General and administrative expenses in 2007 were higher than they were in 2006 by $1,482,000, primarily due to the acquisitions we made, resulting in increased rents, administrative payrolls and other costs. Approximately $1,050,000 of the increase in general and administrative expenses was attributable to increases in salaries and related costs less the savings from outsourcing our customer service, as outlined below. In addition, in conformity with SFAS No. 123R we are now expensing the cost of issuing stock options. This expense in 2006 was $35,000 and $41,000 in 2007. Our professional fees increased in 2007 increased by $65,000 primarily due to the cost of complying with the Sarbanes-Oxley Act of 2002. In 2007, we expended approximately $50,000 for such costs. In addition, in 2007 we began to outsource our customer service, a function that was formerly done by employees. The cost was approximately $152,000, which was offset by a savings of compensation expense. We anticipate that general and administrative expenses will increase in 2008 as we fully absorb our recent acquisitions and increased marketing expenses.

DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses were $96,000 higher in 2007 than they were in 2006. The increase is attributable to certain intangible assets acquired in 2006 and 2007 and the purchase of additional computer hardware. We are also amortizing the capitalized costs related to the Sarbanes-Oxley toolkit product and related course content and development of new courses in our SPA library. We expect our depreciation and amortization expenses on our current assets to increase as we begin to amortize the costs related to these acquisitions and the development of our new LMS and SPA courses.

OPERATING INCOME

         For 2007 operation income was $1,166,000 compared to $812,000 in 2006, an increase of 44%. As a percentage of net revenues, operating income in 2007 was 7.7% compared to 6.5% in 2006, an increase of 18.5%. Some of our recent acquisitions of online subscription-based products have contributed to the increase in operating income.

OTHER INCOME

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. As of the end of 2007 we have repaid all of our outstanding indebtedness. Net interest income increased by $85,000 due to increased cash from operations and the general rise in interest rates during 2007. We anticipate a decrease in interest income as interest rates continue to decrease in 2008.

INCOME TAX BENEFIT

         We have begun to recognize the benefits of its net operating loss carryforwards pursuant to SFAS No. 109. This has resulted in a $591,000 benefit for the current year. We have taken an allowance for recognizing the full value of the benefit because of the short-term history of profits.

NET INCOME

         For 2007, we recorded net income of $2,168,000 compared to $1,511,000 for 2006. Our net profit margin for 2007 was 14.3% compared to 12.1%, an increase of 18.2%. The increase in net income is primarily due to the increased operating profit of $354,000, interest income of $85,000, and the income tax benefits available through our net operating loss carryforwards.

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

         Our working capital as of December 31, 2007, was approximately $5.7 million compared to a $4.7 million working capital as of December 31, 2006. The increase is attributable to positive cash flow from operations and earnings. Our current ratio at December 31, 2007, is 1.87 to 1. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, $5.30 million at December 31, 2007, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

         For the year ended December 31, 2007, net cash generated by operating activities was approximately $3.54 million. We had a net increase in cash of $2.68 million, primarily from operations and the exercise of stock options and warrants, offset by cash expended for assets and business acquisitions. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

         Capital expenditures for the year ended December 31, 2007, were approximately $793,000, of which $324,000 consisted of equipment purchases and $92,000 in capitalizing the cost of producing various courses and $377,000 for capitalizing the costs of developing the new LMS. Although we are constantly upgrading our technology, we do not anticipate any significant increase in capital expenditures relating to equipment purchases over the next 12 months.

         For the year ended December 31, 2007, we had capital lease expenditures of approximately $12,000. At year-end, we had no indebtedness.

         In addition to the foregoing, as of December 31, 2007, we had commitments under the lease for executive offices in Hawthorne, New York, the Working Values and Cognistar executive offices in Westborough, Massachusetts, and Skye's executive offices in Bridgewater, New Jersey, aggregating $831,000 through February 2010. The Cognistar lease expires in January 2009 and calls for monthly rent of $3,089. The Skye lease was recently extended to August 2008 at a monthly rental of $3,670.

         The shareholders of Skye are also entitled to a contingent payment based on certain levels of sales through December 31, 2008, less adjustments for use of capital and other costs. The total additional payment cannot exceed $1,200,000. The additional payment may be paid 50% in cash and 50% in our common stock at our discretion. If the additional payment is made in stock, it will be determined by the average price for the 20 business days subsequent to December 31, 2008.

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

INTEREST RATE RISK

         Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold U.S. Treasury securities or money market funds, we may be exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

CREDIT RISK

         Most of our cash is held in deposit accounts, U.S. Treasury and non-Treasury money market funds. Our bank deposit accounts are insured by the U.S. government but only up to a maximum of $100,000 at any one bank. Our money market funds are held in a brokerage account that is insured by the Security Industry Protection Corp (SIPC) up to $500,000 and various brokerage firms may carry additional insurance from commercial insurance companies. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

         In addition, we may have credit risk with respect to customers who default on custom orders or who default on subscription payments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." We believe that this pronouncement has a material impact on our financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." We believe that this pronouncement will not have a material impact on our financial statements.

         Also in December 2007, the FASB issue SFAS No. 141R, "Business Combinations." SFAS No. 141R is effective for periods beginning after December 15, 2008, and may not be applied retroactively. We believe that this pronouncement may affect the way we treat any contingent purchase price on future acquisitions, as the pronouncement requires establishing an estimate of that amount at the time of acquisition.

ITEM 7.  FINANCIAL STATEMENTS

         See the index to Financial Statements below, beginning on page F-1.

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006                                  PAGES
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm                F-1

  Consolidated Balance Sheet                                             F-2

  Consolidated Statements of Income                                      F-3

  Consolidated Statement of Stockholders' Equity                         F-4

  Consolidated Statements of Cash Flows                                  F-5

  Notes to Consolidated Financial Statements                         F-6 - F-17





--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
SmartPros Ltd.
 and Subsidiaries
Hawthorne, New York

We have audited the accompanying consolidated balance sheet of SmartPros Ltd. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended December 31, 2007. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the two years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



By: /s/ Holtz Rubenstein Reminick LLP
-------------------------------------------
        Holtz Rubenstein Reminick LLP

Melville, New York
February 28, 2008

                                                                                                                      SMARTPROS LTD.
                                                                                                                    AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
====================================================================================================================================
DECEMBER 31, 2007
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
 Cash and cash equivalents                                                                                             $ 10,072,338
 Accounts receivable, net of allowance for
  doubtful accounts of $39,842                                                                                            1,964,483
 Prepaid expenses and other current assets                                                                                  237,097
                                                                                                                       ------------
Total Current Assets                                                                                                     12,273,918
                                                                                                                       ------------

Property and Equipment, net                                                                                                 630,857
Goodwill                                                                                                                    145,684
Other Intangibles, net                                                                                                    3,296,538
Other Assets, including restricted cash of $150,000                                                                         154,673
Deferred Tax Asset                                                                                                          978,000
                                                                                                                       ------------
                                                                                                                          5,205,752
                                                                                                                       ------------
Total Assets                                                                                                           $ 17,479,670
                                                                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                                                                      $    786,781
 Accrued expenses                                                                                                           419,886
 Other liabilities                                                                                                           40,040
 Deferred revenue                                                                                                         5,318,382
                                                                                                                       ------------
Total Current Liabilities                                                                                                 6,565,089
                                                                                                                       ------------

Long-Term Liabilities:
 Other liabilities-net of current portion                                                                                    40,041
                                                                                                                       ------------
Total Long-Term Liabilities                                                                                                  40,041
                                                                                                                       ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, authorized 1,000,000 shares,
  0 shares issued and outstanding                                                                                                 -
 Common stock, $.0001 par value, authorized 30,000,000 shares,
  5,304,698 issued and 4,993,967 outstanding                                                                                    530
 Common stock in treasury, at cost - 310,731 shares                                                                        (922,625)
 Additional paid-in-capital                                                                                              16,925,314
 Accumulated deficit                                                                                                     (5,106,459)
                                                                                                                       ------------
                                                                                                                         10,896,760
 Deferred compensation                                                                                                      (22,220)
                                                                                                                       ------------
Total Stockholders' Equity                                                                                               10,874,540
                                                                                                                       ------------
Total Liabilities and Stockholders' Equity                                                                             $ 17,479,670
                                                                                                                       ============


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                              F-2

                                                                                                                      SMARTPROS LTD.
                                                                                                                    AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================================================
YEARS ENDED DECEMBER 31,                                                                               2007                2006
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                                       $ 15,204,506        $ 12,462,086
Cost of Revenues                                                                                      5,962,788           5,176,525
                                                                                                   --------------------------------
Gross Profit                                                                                          9,241,718           7,285,561
                                                                                                   --------------------------------

Operating Expenses:
 Selling, general and administrative                                                                  7,326,308           5,820,403
 Depreciation and amortization                                                                          749,272             653,091
                                                                                                   --------------------------------
                                                                                                      8,075,580           6,473,494
                                                                                                   --------------------------------
Operating Income                                                                                      1,166,138             812,067
                                                                                                   --------------------------------

Other Income (Expense):
 Interest and dividend income                                                                           412,479             330,843
 Interest expense                                                                                        (1,044)             (4,299)
                                                                                                   --------------------------------
                                                                                                        411,435             326,544
                                                                                                   --------------------------------

Net Income before Benefit for Income Taxes                                                            1,577,573           1,138,611
Income Tax Benefit                                                                                      590,792             372,500
                                                                                                   --------------------------------
Net Income                                                                                         $  2,168,365        $  1,511,111
                                                                                                   ================================

Net Income Per Common Share:
 Basic net income per common share                                                                 $       0.44        $       0.30
                                                                                                   ================================
 Diluted net income per common share                                                               $       0.43        $       0.30
                                                                                                   ================================

Weighted Average Number of Shares Outstanding:
 Basic                                                                                                4,924,098           4,994,090
                                                                                                   ================================
 Diluted                                                                                              5,022,911           5,008,164
                                                                                                   ================================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                             F-3

                                                                                                                      SMARTPROS LTD.
                                                                                                                    AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
------------------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock       Preferred Stock    Additional
                                              ----------------------  ---------------     Paid-in      Accumulated       Deferred
                                                 Shares       Amount  Shares  Amount      Capital        Deficit       Compensation
                                              --------------  ------  ------ --------  --------------------------------------------
Balance at January 1, 2006                         5,145,447   $514       -    $  -     $ 16,418,034   $ (8,785,935)   $    (75,000)

Common Stock Issued by Exercise of Options            24,558      3       -       -           52,797              -               -
Purchase of Treasury Shares (201,000)                      -      -       -       -                -              -               -
Amortization of Deferred Compensation                      -      -       -       -                -              -          42,000
Payment of Note Receivable from Shareholder                -      -       -       -                -              -               -
Issuance of Shares from Restricted Stock Plan         16,500      2       -       -           66,658              -         (44,440)
Stock Option Expense                                       -      -       -       -           35,455              -               -
Net Income                                                 -      -       -       -                -      1,511,111               -
                                                ------------   ----       -    ----     -------------------------------------------
Balance at December 31, 2006                       5,186,505    519       -       -       16,572,944     (7,274,824)        (77,440)

Common Stock Issued by Exercise of Options            24,401      2       -       -          125,579              -               -
Common Stock Issued by Exercise of
   Underwriters' Warrants                             87,765      8       -       -          100,084              -               -
Recapture of Short-Swing Profits                           -      -       -       -           31,195              -               -
Amortization of Deferred Compensation                      -      -       -       -                -              -          55,220
Stock Option Expense                                       -      -       -       -           41,430              -               -
Issuance of Shares from Restricted Stock Plan          6,027      1       -       -           54,082              -               -
Net Income                                                 -      -       -       -                -      2,168,365               -
                                                ------------   ----    ----    ----     -------------------------------------------
Balance at December 31, 2007                       5,304,698   $530       -    $  -     $ 16,925,314   $ (5,106,459)   $    (22,220)
                                                ============   ====    ====    ====     ===========================================


                                                Receivable                        Total
                                                   from          Treasury     Stockholders'
                                                Stockholder       Stock          Equity
                                               --------------------------------------------

Balance at January 1, 2006                     $   (200,000)   $   (384,600)   $  6,973,013

Common Stock Issued by Exercise of Options                -               -          52,800
Purchase of Treasury Shares (201,000)                     -        (538,025)       (538,025)
Amortization of Deferred Compensation                     -               -          42,000
Payment of Note Receivable from Shareholder         200,000               -         200,000
Issuance of Shares from Restricted Stock Plan             -               -          22,220
Stock Option Expense                                      -               -          35,455
Net Income                                                -               -       1,511,111
                                               --------------------------------------------
Balance at December 31, 2006                              -        (922,625)      8,298,574

Common Stock Issued by Exercise of Options                -               -         125,581
Common Stock Issued by Exercise of
   Underwriters' Warrants                                 -               -         100,092
Recapture of Short-Swing Profits                          -               -          31,195
Amortization of Deferred Compensation                     -               -          55,220
Stock Option Expense                                      -               -          41,430
Issuance of Shares from Restricted Stock Plan             -               -          54,083
Net Income                                                -               -       2,168,365
                                               --------------------------------------------
Balance at December 31, 2007                   $          -    $   (922,625)   $ 10,874,540
                                               ============================================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                             F-4

                                                                                                                      SMARTPROS LTD.
                                                                                                                    AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
YEARS ENDED DECEMBER 31,                                                                                 2007              2006
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net income                                                                                          $  2,168,365      $  1,511,111
                                                                                                     ------------------------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                                          749,272           653,091
   Stock compensation expense                                                                              95,510            35,455
   Deferred compensation                                                                                   55,220            64,220
   Deferred income tax benefit                                                                           (600,000)         (378,000)
   Changes in operating assets and liabilities:
    (Increase) decrease in operating assets:
     Accounts receivable                                                                                   (3,544)         (905,008)
     Prepaid expenses and other current assets                                                             40,296               783
    (Decrease) increase in operating liabilities:
     Accounts payable and accrued expenses                                                                273,573           371,966
     Deferred revenue                                                                                     802,236           317,588
     Other liabilities                                                                                    (40,056)          (40,056)
                                                                                                     ------------------------------
 Total adjustments                                                                                      1,372,507           120,039
                                                                                                     ------------------------------
Net Cash Provided by Operating Activities                                                               3,540,872         1,631,150
                                                                                                     ------------------------------

Cash Flows from Investing Activities:
 Acquisition of property and equipment                                                                   (324,350)          (91,413)
 Capitalized course costs                                                                                 (92,341)          (45,358)
 Capitalized software development                                                                        (376,536)                -
 Fixed assets acquired from acquisitions                                                                  (77,201)                -
 Intangible assets acquired from acquisitions                                                            (210,512)                -
 Cash paid for business acquisitions                                                                      (26,484)       (1,282,906)
                                                                                                     ------------------------------
Net Cash (Used in) Investing Activities                                                                (1,107,424)       (1,419,677)
                                                                                                     ------------------------------

Cash Flows from Financing Activities:
 Purchase of treasury shares                                                                                    -          (538,025)
 Payments of note receivable from stockholder                                                                   -           200,000
 Net proceeds from exercise of stock options, warrants and other                                          256,868            52,799
 Payments under capital lease obligations                                                                 (11,767)          (38,149)
                                                                                                     ------------------------------
Net Cash Provided by (Used in) Financing Activities                                                       245,101          (323,375)
                                                                                                     ------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                    2,678,549          (111,902)
Cash and Cash Equivalents, beginning of year                                                            7,393,789         7,505,691
                                                                                                     ------------------------------
Cash and Cash Equivalents, end of year                                                               $ 10,072,338      $  7,393,789
                                                                                                     ==============================

Supplemental Disclosure:
 Cash paid for interest                                                                              $      1,044      $      4,299
                                                                                                     ==============================
 Cash paid for income taxes                                                                          $      9,208      $      4,866
                                                                                                     ==============================


--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                             F-5

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - SmartPros Ltd. ("SmartPros" or the "Company"), a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products today are periodic video and Internet subscription services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In addition, the Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Finally, through its wholly-owned subsidiary, Working Values Ltd. ("Working Values"), the Company produces ethics, governance, and compliance programs for corporate clients and through its Cognistar division produces on-line and customized training courses for the legal profession. Its other wholly-owned subsidiary, Skye Multimedia Ltd. ("Skye") produces customized training solutions for a number of industries including the pharmaceutical, professional services and others. As a result of recent acquisitions, the Company acquired a library of nationally certified online training solutions for the banking, securities and insurance industries, as well as courses designed for live training. The engineering division provides training courses for the profession and preparation for professional licensing examinations. SmartPros also produces custom videos and rents out its studios. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities. While the Company's management monitors the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment, educational services.

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

    REVENUE RECOGNITION - The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as web site design, video production, consulting services, and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company's obligations are complete and realization of receivable amounts are assured.

    SEGMENT ACCOUNTING - The Company has evaluated the requirements under SFAS No. 141, "Financial Reporting for Segments of a Business Enterprise", and believes that all of its operations are reportable under one segment, which is educational services.


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2007 and 2006, there were no such adjustments required.

    CASH AND CASH EQUIVALENTS - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate market value.

    INVESTMENTS - The Company has established a policy to invest proceeds from its public offering in AAA-rated bonds with short-term maturities or money market funds. The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2007, the Company had no short-term investments. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations. For the years ended December 31, 2007 and 2006, the Company had no unrealized gains or losses on available-for-sale securities.

    CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. From time to time, the cash balances exceed the federal depository insurance coverage limit of $100,000. The Company's cash balances are deposited with high credit quality financial institutions. No single customer represents a significant concentration of sales or receivables.

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

    SHIPPING AND HANDLING COSTS - The Company has included freight-out as a component of cost of goods sold for the years ended December 31, 2007 and 2006.

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


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

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

    CAPITALIZED COURSE COSTS - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. For the year ended December 31, 2007, the Company has expended approximately $92,000 on such costs. The amortization period is five years, except for the Sarbanes-Oxley courses that have a three-year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired an additional $175,000 of course costs which are being amortized over a five year period, as well. Included in other intangible assets at December 31, 2007, are capitalized course costs of $977,000, net of accumulated amortization of $492,000.

    CAPITALIZED SOFTWARE DEVELOPMENT - The Company has developed a new Learning Management System ("LMS") and has capitalized those costs permissible under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Total capitalized costs as of December 31, 2007 are $376,536. The Company will begin amortizing these costs upon completion of the LMS over a five-year period.

    DEFERRED REVENUE - Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a monthly, straight-line basis, as earned. Deferred revenue related to web site design and video production services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

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

    NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect in periods, in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock. The reconciliation for the years ended December 31, 2007 and 2006 is as follows:


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    The reconciliation for the years ended December 31, 2007 and 2006 is as follows:

    YEARS ENDED DECEMBER 31,                                                             2007           2006
   ------------------------------------------------------------------------------------------------------------
    Weighted Average Number of Shares Outstanding                                      4,924,098      4,994,090
    Effect of Dilutive Securities, common stock equivalents                               98,813         14,074
                                                                                    ---------------------------
    Weighted Average Number of Shares Outstanding, used for
     computing diluted earnings per share                                              5,022,911      5,008,164
                                                                                    ===========================

    STOCK-BASED COMPENSATION - Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("Statement 123"). Under that method, when options were granted with a strike price equal to or greater than market price on date of issuance, there was no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The Company adopted Financial Accounting
    Standard No. 123 (R), SHARE-BASED PAYMENT ("Statement 123(R)"), on January 1, 2006, using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. As of December 31, 2007, options and restricted shares reserved for grants under the Plan were 761,506, provided that restricted stock grants may not exceed 200,000 shares and 67,072 restricted shares have been issued.

    ADVERTISING - Advertising is expensed as incurred and was approximately $62,000 and $55,000 for the years ended December 31, 2007 and 2006, respectively.

    NEW ACCOUNTING PRONOUNCEMENTS - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company believes that this pronouncement will not have a material effect on the consolidated financial statements.


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    In December 2007, the FASB issued SFAS No. 141R, "Business Combinations", which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51", which establishes new standards governing the accounting for and reporting of noncontrolling interests ("NCIs") in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company believes that this pronouncement will not have a material effect on the consolidated financial statements.

2.  ACQUISITIONS

    The Company made three acquisitions during 2007. In March 2007, it acquired substantially all of the assets and assumed certain liabilities of The Selbst Group Inc. for approximately $177,000. The Selbst Group provides various training programs for the financial services industry.

    In August 2007, the Company acquired substantially all of the assets and assumed certain liabilities of Bright Ideas Group d/b/a WatchIT ("BIG"). BIG develops information technology education and training programs for business and information technology professionals. The purchase price for the assets was $175,000 plus the assumption of BIG's obligations under certain customer contracts. In addition, BIG was entitled to an incentive payment if a certain revenue target for the six-month period beginning August 1, 2007, and ending January 31, 2008, was met. No additional payments were due under this provision.

    Finally, BIG is also entitled to an "earn-out" equal to three times BIG's average annual earnings for the three-year period ending July 31, 2010.
    Average annual earnings is income before taxes, less all intercompany charges and an amount for the use of capital the Company provides BIG. In no event may the "earn-out" exceed $3,000,000. Any payment under the "earn-out" will be reduced by the sum of (i) $115,000 and (ii) any incentive payments made with respect to the six-month period ending January 31, 2008. The "earn-out" amount may be paid at our discretion either entirely in cash or 50% in cash and 50% in shares of our common stock provided that at that time payment is due (i) our common stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Capital Market and (ii) we have filed all periodic reports we were required to file under the Securities Act of 1934. Any payment in shares of common stock will be valued based on the average closing price of the common stock for the 20 business days after July 31, 2010.


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    On August 21, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of Financial Campus ("FC") from SkillSoft Corporation. The seller is entitled to an additional annual "earn-out" for three years based on an amount equal to 10% of sales in excess of $2,000,000 per annum. In no event shall the total cumulative "earn-out" for the three-year period exceed $750,000. The "earn-out" is payable in cash. Should the Company sell the FC business prior to the end of the "earn-out" period, the seller will be entitled to $750,000 less any payments made against the "earn-out". Certain key employees of FC have become employees of SmartPros. FC produces and maintains a library of training courses designed for the security, insurance and other financial services industries. In addition, FC produces customized training courses for its customers. This product line will be included in SmartPros Financial Services Training division.

3.  PROPERTY AND EQUIPMENT

    The components of property and equipment are as follows:

    DECEMBER 31, 2007
   ------------------------------------------------------------------------------------------------------------------------
    Furniture, Fixtures and Equipment                                                                            $3,733,044
    Leasehold Improvements                                                                                          189,709
                                                                                                                 ----------
                                                                                                                  3,922,753
    Less Accumulated Depreciation                                                                                 3,291,896
                                                                                                                 ----------
                                                                                                                 $  630,857
                                                                                                                 ==========

    Depreciation expense for the years ended December 31, 2007 and 2006 were approximately $214,000 and $179,000, respectively.

4.  GOODWILL AND INTANGIBLE ASSETS

    The components of intangible assets are as follows:

    DECEMBER 31, 2007
   ------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated           Carrying
                                                                            Cost            Amortization            Value
                                                                        ---------------------------------------------------
    Engineering Courses                                                  $2,766,837          $1,976,271          $  790,566
    Rights to CPA Report ("CPAR")                                         1,700,000           1,445,022             254,978
    Pro2 Net Courses ("P2N")                                                837,504             543,320             294,184
    Sarbanes-Oxley Toolkit                                                  248,804             222,127              26,677
    Evergreen Client List                                                     3,500               1,050               2,450
    Working Values                                                           94,700              49,500              45,200
    Skye Multimedia Ltd.                                                    204,000              46,200             157,800
    MGI                                                                      54,000               9,375              44,625
    Cognistar                                                               380,164              59,151             321,013
    Sage Courses                                                            250,012              91,671             158,341
    SPA Course Development                                                  116,044              18,745              97,299
    Engineering Course Development                                           12,000                   -              12,000
    Selbst Courses                                                          139,099              15,570             123,529
    Watch It Courses                                                        197,930              12,413             185,517
    Financial Campus                                                        340,894              11,363             329,531
    Capitalized Acquisition Costs                                            69,071                   -              69,071
    Capitalized Software Development                                        376,536                   -             376,536
    Purchased Domain Names                                                    7,221                   -               7,221
                                                                        ---------------------------------------------------
                                                                         $7,798,316          $4,501,778          $3,296,538
                                                                        ===================================================


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    The aggregate amortization expense for each of the years ended December 31, 2007 and 2006 was approximately $535,000 and $474,000, respectively.

    Estimated amortization expense for the five years subsequent to December 31, 2007 is as follows:

    YEARS ENDING DECEMBER 31,
   --------------------------------------------------------------------------------------------------------------
    2008                                                                                             $   576,000
    2009                                                                                                 478,000
    2010                                                                                                 389,000
    2011                                                                                                 285,000
    2012                                                                                                 188,000

    The following table presents the changes in the carrying amount of goodwill and other intangibles during the year ended December 31, 2007:

                                                                                                        Other
                                                                                        Goodwill     Intangibles
   --------------------------------------------------------------------------------------------------------------
    Balance, January 1, 2006                                                          $    53,434    $ 2,158,593
    Amortization Expense                                                                        -       (473,332)
    Goodwill and Intangibles Acquired                                                      77,250        965,871
                                                                                      --------------------------
    Balance, December 31, 2006                                                            130,684      2,651,132
    Amortization Expense                                                                        -       (535,099)
    Goodwill and Intangibles Acquired                                                      15,000      1,180,505
                                                                                      --------------------------
    Balance, December 31, 2007                                                        $   145,684    $ 3,296,538
                                                                                      ==========================

5.  INCOME TAXES

    At December 31, 2007, the Company has a net deferred tax asset of approximately $978,000, primarily resulting from the future tax benefit of net operating loss carryforwards. The net valuation allowance decreased by approximately $600,000 for the year ended December 31, 2007. Realization of deferred tax assets depends on sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2007, the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,500,000 which expire in 2023.

    The components of income tax benefit for the years ended December 31 2007 and 2006 consist of the following:

                                                                                          2007          2006
   -------------------------------------------------------------------------------------------------------------
    Current:
     Federal                                                                          $     9,208    $     5,500
     State                                                                                      -              -
                                                                                      --------------------------
                                                                                            9,208          5,500
                                                                                      --------------------------
    Deferred:
     Federal                                                                              510,000        321,300
     State                                                                                (90,000)       (56,700)
                                                                                      --------------------------
                                                                                         (600,000)      (378,000)
                                                                                      --------------------------
    Income Tax Benefit                                                                $  (590,792)   $  (372,500)
                                                                                      ==========================


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

    A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

    YEARS ENDED DECEMBER 31,                                                               2007          2006
   -----------------------------------------------------------------------------------------------------------
    U.S. Federal Statutory Income Tax Rate                                                 34.0%         34.0%
    Valuation Allowance                                                                   (71.0)%       (67.0)%
                                                                                         --------------------
    Income Tax Benefit                                                                    (37.0)%       (33.0)%
                                                                                         ====================

    The temporary differences and carryforwards gave rise to the following deferred tax asset at December 31, 2007:

    Depreciation and Amortization                                                                 $    17,000
    NOL Carryforward                                                                                1,530,000
    Valuation Allowance                                                                              (569,000)
                                                                                                  -----------
                                                                                                  $   978,000
                                                                                                  ===========

6.  CONVERTIBLE PREFERRED STOCK

    In February 2002, the Company sold 2,000 shares of its Convertible Preferred Stock to its former president. The entire purchase price for those shares, $200,000, was evidenced by a promissory note from the purchaser. The entire principal balance of the note and all accrued interest, calculated at 5.5% per annum, was repaid in 2006.

7.  STOCKHOLDERS' EQUITY

    In January 2007, the Company's compensation committee granted certain officers and key employees of the Company a total of 16,500 shares of restricted common stock. The grant vests one-third immediately and one-third each year, thereafter. The grants were part of a bonus paid for 2006 and were considered issued as of December 31, 2006 and included in the total outstanding shares as of that date. The stock is unregistered and subject to certain forfeiture provisions if the employee leaves the Company prior to January 29, 2009.

    In conjunction with the Company's initial public offering, the underwriters were issued 60,000 warrants ("Underwriter Warrants"), each warrant entitling the holder thereof to purchase three shares of the Company's common stock and warrants to purchase additional 1.5 shares at $7.15 per share. The Underwriters Warrants are exercisable at a price of $15.30 per warrant. During 2007, various holders of the Underwriter Warrants were issued 68,139 shares of common stock and warrants to purchase an additional 34,070 shares for 51,883 Underwriter Warrants. In addition, 6,542 Underwriters' Warrants were exercised for cash totaling $100,092, resulting in the issuance of 19,626 shares of common stock and warrants to purchase an additional 9,812 shares. As of December 31, 2007, there is a balance of 1,575 Underwriter Warrants outstanding which expire on October 19, 2009.

    In 2007, two employees and one consultant to the Company exercised their vested stock options for the purchase of 24,401 shares of common stock at prices ranging between $4.05 and $5.32.

    The Company received a net of $31,195 after deducting legal expenses, as the result of a penalty assessed against a more than ten percent shareholder for violation of Rule 16b of the Securities and Exchange Act of 1934 for the violation of short-swing profits rules.


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

8.  STOCK OPTION PLAN

    The Company's 1999 Stock Option Plan (the "Plan"), as amended, provides for the grant of incentive or non-qualified stock options and restricted stock awards for the purchase of up to 882,319 shares of common stock to employees, directors and consultants. Prior to the Company's initial public offering, the Plan was administered by the Board of Directors. Since the initial public offering, the Plan is being administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares and vesting provisions.

    The weighted average estimated fair value of stock options granted for the year ended December 31, 2007 and 2006 was $2.06 and $1.26, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. During 2007, the Company took into consideration guidance under SFAS No. 123(R) and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

    The assumptions made in calculating the fair values of options for the year ended December 31, 2007 is as follows:

    Contractual Term                                                   10 years
    Expected Volatility                                                35% - 45%
    Expected Dividend Yield                                                   0%
    Risk-Free Interest Rate                                         4.1% - 4.63%
    Expected Term                                                5.5 - 6.0 years

    For the year ended December 31, 2007, share-based compensation expense related to stock options was approximately $41,000. As of December 31, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $178,000. Unamortized compensation cost as of December 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of three years.

    As of December 31, 2007, the total intrinsic value, which is the difference between the exercise price and closing price of the Company's common stock of options outstanding and exercisable was $495,000 and $364,000, respectively.

    In February 2008, the Company granted 34,025 options to various employees. These options vest in three years and have an exercise price of $5.10.


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

    A summary of all stock option activity for the years ended December 31, 2006 and 2007 is as follows:

                                                                                     Number         Weighted
                                                                                       of            Average
                                                                                    Options      Exercise Price
   ------------------------------------------------------------------------------------------------------------
    Outstanding, January 1, 2006:                                                   406,531        $     4.67
      Options granted                                                                51,100              3.09
      Options cancelled                                                             (47,466)             5.06
      Options expired                                                                     -                 -
      Options exercised                                                             (24,558)             2.15
                                                                                  ---------------------------
    Outstanding, December 31, 2006:                                                 385,607              4.57
      Options granted                                                                30,500              5.60
      Options cancelled                                                              (4,909)             3.90
      Options expired                                                                  (517)             5.32
      Options exercised                                                             (24,401)             5.15
                                                                                  ---------------------------
    Outstanding, December 31, 2007                                                  386,280              4.62
                                                                                  ---------------------------
    Exercisable, December 31, 2007                                                  317,483        $     4.69
                                                                                  ===========================

                                         Options Outstanding                          Options Exercisable
                       ---------------------------------------------------     ---------------------------------
                                               Weighted                                               Weighted
                                               Average           Weighted                             Average
                                              Remaining          Average                             Remaining
                             Number          Contractual         Exercise           Number          Contractual
      Exercise Price      Outstanding        Life (Years)         Price          Exercisable        Life (Years)
     ---------------------------------------------------------------------     ---------------------------------
       $      2.15             24,322                1.5         $   2.15             24,322                1.5
              2.42             25,850                4.1             2.42             25,850                4.1
              2.75             26,000                8.8             2.75              8,666                8.8
              3.00              2,100                8.2             3.00              1,050                8.2
              3.05              9,000                8.2             3.05              4,500                8.2
              3.44             15,000                7.8             3.44             11,250                7.8
              4.00             10,000                7.3             4.00              7,500                7.3
              4.05              6,667                8.8             4.05                  -                  -
              4.15                300                7.6             4.15                224                7.6
              4.27             15,475                6.8             4.27             15,475                6.8
              4.49              5,000                9.2             4.49                  -                  -
              5.32            218,674                2.2             5.32            213,504                2.2
              5.50              1,500                9.2             5.50                500                9.2
              5.78             15,000                9.8             5.78                  -                  -
              5.94              9,000                9.7             5.94              2,250                9.7
              8.32                773                2.1             8.32                773                2.1
             21.41              1,245                1.5            21.41              1,245                1.5
             32.13                374                1.5            32.13                374                1.5
    ---------------------------------------------------------------------        ------------------------------
       $         -            386,280                7.1         $   4.57            317,483                5.4
    =====================================================================        ==============================


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and production and warehouse facilities in Hawthorne, New York, Westborough, Massachusetts and Bridgewater, New Jersey. Future minimum lease payments are as follows:

    YEARS ENDING DECEMBER 31,
    ----------------------------------------------------------------------------

    2008                                                            $    414,000
    2009                                                                 357,000
    2010                                                                  60,000
                                                                    ------------
                                                                    $    831,000
                                                                    ============

    A deferred rent credit of approximately $80,000 is included in other liabilities provided for, at the inception of the Hawthorne, New York lease. Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2007 and 2006 was approximately $445,000 and $408,000, respectively.

    The Company arranged for a $150,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $150,000 certificate of deposit to the bank issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

    EMPLOYMENT AGREEMENTS - The Company has employment agreements with its chief executive officer, its president, its chief financial officer, its chief technology officer and the presidents of Working Values and Skye Multimedia. The employment agreement with the Company's chief executive officer was renewed in February 2007, and is for a term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term, unless either party gives notice of their intent not to renew before the end of the first year, of each three-year term. The chief financial officer's agreement was executed in June 2005 and expires June 2008. The employment agreement with the president was renewed on October 1, 2005 for a period of three years. The chief technology officer's agreement was entered into on October 1, 2007 for a period of three years. Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company's Board of Directors. Under certain agreements, if the Company terminates any executive's employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits. The employment agreement with the president of Working Values provides for performance and other bonuses, if the Company reaches certain income levels. To date, no amounts have been paid or accrued in connection with this provision. The Company has employment agreements with Stephen Henn who joined the Company on account of the acquisition of Cognistar. He is vice president of Working Values Ltd. His contract is for two years, beginning November 1, 2006 and expiring on November 15, 2008, and has terms similar to the other agreements. Skye's president's agreement is for three years, beginning March 1, 2006 and expires January 31, 2009.

    At December 31, 2007, the aggregate commitment under the four employment agreements for the senior executives approximated $820,000.

    LITIGATION - The Company is currently not a party in any litigation other than that arising in the normal course of its business operations.


--------------------------------------------------------------------------------

                                                                  SMARTPROS LTD.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         None.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

       Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SmartPros have been detected.

       b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

       c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Information relating to our directors and executive officers that is responsive to Item 9 of Form 10-KSB will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders, which information is incorporated by reference herein.

CODE OF ETHICS

       We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.smartpros.com and is filed as Exhibit
14.1 to this report. Amendments to and waivers from the Code of Ethics will also be posted on our Web site.

ITEM 10. EXECUTIVE COMPENSATION

       Information relating to our directors and executive officers that is responsive to Item 10 of Form 10-KSB will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Information relating to our directors and executive officers that is responsive to Item 11 of Form 10-KSB will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

       Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-KSB will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders, which information is incorporated by reference herein.

ITEM 13. EXHIBITS

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------

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

10.4              Employment Agreement between SmartPros Ltd. and Seth Oberman*

10.5              Employment Agreement, dated February 1, 2007, between Allen S.
                  Greene and SmartPros, Ltd. (3)

10.6.1            Lease for premises at 12 Skyline Drive, Hawthorne, New York
                  (1)

10.6.2            Lease for premises at 28 South Main Street Rear, Sharon,
                  Massachusetts (1)

10.6.3            Lease for premises at Westborough, Massachusetts (4)

10.6.4            Lease for premises at Bridgewater, New Jersey (4)

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

31.1 Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*


-------

         NOTES TO EXHIBITS

*        Filed herewith
(1) Filed as an exhibit with the same number to Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.
(2) Filed on March 14, 2005, as an exhibit with the same number to our Current Report on Form 8-K and incorporated herein by reference.
(3) Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information that is responsive to Item 14 of Form 10-KSB will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders, which information is incorporated by reference herein.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SmartPros Ltd.

                                                  By:  /s/ Allen S. Greene
                                                       -------------------------
                                                       Allen S. Greene
                                                       Chief Executive Officer

Date: March 24, 2008

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2008.

                    SIGNATURE                         TITLE
                    ---------                         -----

Principal Executive Officer

      /s/ Allen S. Greene                     Chief Executive Officer
      ------------------------------
          Allen S. Greene

Principal Financial Officer

      /s/ Stanley P. Wirtheim                 Chief Financial Officer
      ------------------------------
          Stanley P. Wirtheim

Directors

      /s/ Allen S. Greene                     Chairman of the Board of Directors
      ------------------------------
          Allen S. Greene

      /s/ John J. Gorman                      Director
      ------------------------------
          John J. Gorman

      /s/ Jack Fingerhut                      Director
      ------------------------------
          Jack Fingerhut

      /s/ Leonard J. Stanley                  Director
      ------------------------------
          Leonard J. Stanley

      /s/ Martin H. Lager                     Director
      ------------------------------
          Martin H. Lager