Form 10-Q
period 2008-03-31
SmartPros Ltd.
filed 2008-05-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008


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

                               Yes |x|    No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer  | |      Accelerated filer          | |

         Non-accelerated filer    | |      Smaller reporting company  |x|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes | |    No |x|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2008, there were 4,978,050 shares of common stock outstanding.

                                 SMARTPROS LTD.
                                FORM 10-Q REPORT

                                 MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                                                             PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Balance Sheets - March 31, 2008 and December 31, 2007 (Audited)                             3

                  Statements of Operations for the three-month periods ended March 31, 2008 and 2007          4

                  Statements of Cash Flows for the three-month periods ended March 31, 2008 and 2007          5

                  Notes to Condensed Consolidated Financial Statements                                        6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                   9

         Item 3.  Quantitative and Qualitative Risk Disclosures About Market Risk                             16

         Item 4.  Controls and Procedures                                                                     16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                           16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 16

         Item 3.  Defaults Upon Senior Securities                                                             17

         Item 4.  Submission of Matters to a Vote of Security Holders                                         17

         Item 5.  Other Information                                                                           17

         Item 6.  Exhibits                                                                                    18

SIGNATURES                                                                                                    19

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. These statements relate to the plans and objectives of management for future operations as well as to market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations, plans and assumptions relating to the future operation of our business. These expectations, plans and assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our expectations, plans and assumptions underlying the forward-looking statements are reasonable, they could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

         The terms "we", "our", "us", or any derivative thereof, as used herein refer to SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,      DECEMBER 31,
                                                                                  2008            2007
                                                                               UNAUDITED)       (AUDITED)
                                                                              ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $  9,789,001    $ 10,072,338
   Accounts receivable, net of allowance for doubtful accounts
     of $39,677 at March 31, 2008 and $39,842 at December 31, 2007               2,004,411       1,964,483
   Prepaid expenses and other current assets                                       210,777         237,097
                                                                              ------------    ------------
Total Current Assets                                                            12,004,189      12,273,918
                                                                              ------------    ------------

Property and equipment, net                                                        637,812         630,857
Goodwill                                                                           145,684         145,684
Other intangibles, net                                                           3,422,309       3,296,538
Other assets, including restricted cash of $150,000                                154,673         154,673
Deferred tax asset                                                                 978,000         978,000
                                                                              ------------    ------------
                                                                                 5,338,478       5,205,752
                                                                              ------------    ------------
Total Assets                                                                  $ 17,342,667    $ 17,479,670
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                           $    679,228    $    786,781
   Accrued expenses                                                                146,829         419,886
   Other liabilities                                                                40,040          40,040
   Deferred revenue                                                              5,731,595       5,318,382
                                                                              ------------    ------------
Total Current Liabilities                                                        6,597,692       6,565,089
                                                                              ------------    ------------
Long-Term Liabilities:
   Other liabilities-net of current portion                                         30,027          40,041
                                                                              ------------    ------------
Total Long-Term Liabilities                                                         30,027          40,041
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
   Convertible preferred stock, $.001 par value, authorized 1,000,000                   --              --
     shares, 0 shares issued and outstanding
   Common stock, $.0001 par value, authorized 30,000,000 shares,                       532             530
     5,314,081 issued and 4,978,050 outstanding at March 31,
     2008; and 5,304,698 issued and 4,993,967 outstanding at December 31,
     2007
   Additional paid-in capital                                                   17,000,804      16,925,314
   Accumulated (deficit)                                                        (5,227,492)     (5,106,459)
   Common stock in treasury, at cost - 336,031 and 310,731 shares               (1,042,231)       (922,625)
   Deferred compensation                                                           (16,665)        (22,220)
                                                                              ------------    ------------
Total Stockholders' Equity                                                      10,714,948      10,874,540
                                                                              ------------    ------------
Total Liabilities and Stockholders' Equity                                    $ 17,342,667    $ 17,479,670
                                                                              ============    ============


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                    2008           2007
---------------------------------------------   -----------    -----------

Net Revenues                                    $ 3,875,663    $ 3,723,631
Cost of Revenues                                  1,924,773      1,468,913
                                                -----------    -----------
Gross Profit                                      1,950,890      2,254,718
                                                -----------    -----------

Operating Expenses:
   Selling, general and administrative            1,989,060      1,726,181
   Depreciation and amortization                    202,888        165,469
                                                -----------    -----------
                                                  2,191,948      1,891,650
                                                -----------    -----------
Operating (Loss) Income                            (241,058)       363,068
                                                -----------    -----------

Other Income (Expense):
   Interest income                                  120,079         89,313
   Interest expense                                     (54)          (601)
                                                -----------    -----------
                                                    120,025         88,712
                                                -----------    -----------

(Loss) income before benefit for income taxes      (121,033)       451,780

Add: income tax benefit                                  --        135,000
                                                -----------    -----------
Net (Loss) income                               $  (121,033)   $   586,780
                                                ===========    ===========

Net (Loss) income Per Common Share:
   Basic net (loss) income per common share     $      (.02)   $       .12
                                                ===========    ===========

   Diluted net (loss) income per common share   $      (.02)   $       .12
                                                ===========    ===========

Weighted Average Number of Shares
  Outstanding
   Basic                                          4,993,896      4,875,774
                                                ===========    ===========

   Diluted                                        4,993,896      4,919,940
                                                ===========    ===========


-------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SMARTPROS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ---------------------------
                                                                                      2008           2007
                                                                                  ---------------------------
Cash Flows from Operating Activities:
Net (loss) income                                                                 $   (121,033)   $   586,780
                                                                                  ---------------------------
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                                    202,888        165,469
      Decrease in deferred compensation                                                  5,555         16,056
      Stock compensation expense                                                        54,960          9,000
      Deferred income tax benefit                                                            -       (135,000)
   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                                           (39,928)      (188,063)
         Prepaid expenses and other current assets                                      26,320        (76,167)
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued expenses                                        (380,610)      (302,798)
         Deferred revenue                                                              413,213        593,039
         Other liabilities                                                             (10,014)       (10,014)
                                                                                  ---------------------------
   Total adjustments                                                                   272,384         71,522
                                                                                  ---------------------------
Net Cash Provided by Operating Activities                                              151,351        658,302
                                                                                  ---------------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                               (57,898)       (51,813)
    Acquisition of course content                                                      (25,000)             -
   Capitalized software development                                                   (252,717)             -
   Property and equipment acquired from acquisitions                                         -         (2,201)
   Intangible assets acquired from acquisitions                                              -       (154,099)
   Cash paid for acquisitions                                                                -         (6,715)
                                                                                  ---------------------------
Net Cash (Used in) Investing Activities                                               (335,615)      (214,828)
                                                                                  ---------------------------

Cash Flows from Financing Activities:
   Exercise of stock options                                                            20,533              -
   Purchase of treasury stock                                                         (119,606)             -
   Payments under capital lease obligations                                                  -         (6,906)
                                                                                  ---------------------------
Net Cash (Used in) Financing Activities                                                (99,073)        (6,906)
                                                                                  ---------------------------

Net  (Decrease) increase in Cash and Cash equivalents                                 (283,337)       436,568
Cash and Cash Equivalents, beginning of period                                      10,072,338      7,393,789
                                                                                  ---------------------------
Cash and Cash equivalents, end of period                                             9,789,001    $ 7,830,357
                                                                                  ===========================

Supplemental Disclosure:

Cash paid for interest                                                            $         54    $       601
                                                                                  ===========================


--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. ("SmartPros" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 25, 2008. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, Working Values, Ltd. and Skye Multimedia Ltd. (Skye). All material inter-company accounts and transactions have been eliminated.

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

         CAPITALIZED COURSE COSTS

         Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The amortization period is five years, except for the Sarbanes-Oxley courses, which have a three-year amortization period. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired $350,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at March 31, 2008, are capitalized course costs of $128,044 (exclusive of Sarbanes-Oxley courses), net of accumulated amortization of $18,745.

         DEFERRED REVENUE

         Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy. The Cognistar legal division, the Financial Campus division and the Information Technology division recognize revenue either immediately from the direct sale of courses or on a deferred basis as earned, from the sale of prepaid courses.

         EARNINGS PER SHARE

         Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company's common stock, par value $.0001 per share (the "Common Stock") during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 337,726 for the three months period ended March 31, 2008 are not included because they are anti-dilutive, and 44,166 common stock equivalents for the three months ended March 31, 2007, include the Company's stock options, warrants and grants that are dilutive.

         STOCK-BASED COMPENSATION

         The Company's 1999 Stock Option Plan (the "Plan") permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the Plan is 752,003, provided that restricted stock grants may not exceed 200,000 shares of which 133,228 are still available. As of March 31, 2008, there were 410,924 options outstanding, of which 313,242 are currently exercisable, and 341, 079 options are available for future grants. All stock options and grants under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options generally vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No.123R"), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). The Company has elected the modified prospective transition method permitted by SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $ 54,960 and $9,000 for the three months periods ending March 31, 2008 and 2007, respectively, as a result of the adoption of SFAS No. 123R.

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

         The assumptions used for the three-month periods ended March 31, 2008 and 2007, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2008                  2007
                                                              --------------------    ---------------
Expected life (years)                                                  5.5                   5.5
Risk-free interest rate                                            2.8  -   3.0%             4.51%
Volatility                                                            45.0%                35.0  %
Dividend yields                                                        --                     --
Weighted-average fair value of options during the period       $     2.29              $    1.91

         The Company granted 34,075 options under the Plan during the three months ended March 31, 2008 at exercise prices ranging from $5.10 per share to $5.16 per share and 9,383 shares were exercised at a price of $2.15 per share.

         The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2008:

                                                      WEIGHTED AVERAGE         WEIGHTED AVERAGE
                                      NUMBER OF      EXERCISE PRICE PER      REMAINING CONTRACTUAL
         STOCK OPTIONS                 SHARES              SHARE                     TERM
---------------------------------    -----------    --------------------    -----------------------

Outstanding at January 1, 2008        386,282              $4.62                     5.5
Granted                                34,025              $5.11
Exercised                             (9,383)              $2.15
Forfeited/expired                        -
                                     -----------
Outstanding at March 31,
  2008                                410,924              $4.72                     8.1
                                     ===========    ====================    =======================
Exercisable at March 31,
  2008                                313,242              $4.67                     5.2
                                     ===========    ====================    =======================

NOTE 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONT'D)

         INCOME TAX BENEFIT

         Since January 1, 2006, the Company recognizes the benefit of its deferred income tax asset available from its net operating loss carryforwards, which expire in 2023. This benefit is offset by any corporate alternative minimum income tax. This resulted in a cumulative net income tax benefit of $978,000 through March 31, 2008. The Company does not believe that it takes any aggressive income tax positions that would require disclosure under Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." We have taken a full valuation allowance for any benefit that may be derived from the current period loss.

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

         In 2004, we raised approximately $6 million of net proceeds in an initial public offering. Through March 31, 2008, we have used approximately $2.1 million of those proceeds; $500,000 to repay debt and $1.6 million in connection with the acquisitions made in 2006 and 2007 described above. We intend to use the remaining $3.9 million net proceeds from the offering, cash flow from operations and our publicly-traded common stock to execute our growth strategy, which contemplates acquiring or investing in other companies. We will also consider acquisitions that will give us access to new markets. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing stockholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

         We have retained a consultant to assist management in connection with their obligation under the Sarbanes-Oxley Act of 2002 to prepare a report on our internal controls and reporting systems. Management has prepared a list of internal controls and testing of those controls began in the fourth quarter of 2007.

         On April 22, 2008, our stock and warrants began trading on the Nasdaq Capital Market under the symbols SPRO and SPROW, respectively.

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

         SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes-Merton ("BSM") option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields, to determine the fair value of stock-based awards under SFAS No. 123R. We have elected the modified prospective transition method permitted by SFAS No. 123R.. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

         The first quarter of 2008 was our first quarterly loss in four years and our first since we became a reporting company. We believe that this loss was due to additional operating expenses we incurred in the first quarter as a result of a number of acquisitions and to the cost of developing new products, such as iReflect, and retooling existing products, which were expensed rather than capitalized.

         The following table compares our statement of operations data for the three months ended March 31, 2008 and 2007. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training - product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

                                                                 THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------------------------------------------
                                                    2008                            2007
                                        -----------------------------    ----------------------------
                                            AMOUNT        PERCENTAGE        AMOUNT        PERCENTAGE       CHANGE
                                        -------------   -------------    ------------   -------------   -------------

Net revenues                             $ 3,875,663         100.0%       $3,723,631       100.0%            4.1%
Cost of revenues                           1,924,773          49.7%        1,468,913        39.4%           31.0%
                                        -------------   -------------    ------------   -------------
Gross profit                               1,950,890          50.3%        2,254,718        60.6%          (13.5%)
                                        -------------   -------------    ------------   -------------
Selling, general and administrative        1,989,060          51.3%        1,726,181        46.4%           15.2%
Depreciation and amortization                202,888           5.2%          165,469         4.4%           22.6%
                                        -------------   -------------    ------------   -------------
Total operating expenses                   2,191,948          56.5%        1,891,650        50.8%           15.9%
                                        -------------   -------------    ------------   -------------
Operating (Loss) income                     (241,058)         (6.2%)         363,068         9.8%         (166.4%)
Other income, net                            120,025           3.1%           88,712         2.4%           35.3%
                                        -------------   -------------    ------------   -------------
Net (Loss) income before income tax
  benefit                                   (121,033)         (3.1%)         451,780        12.2%         (126.8%)
Income tax benefit                                 -                         135,000         3.7%         (100.0%)
                                        -------------   -------------    ------------   -------------
Net (Loss) income                        $  (121,033)         (3.1%)      $  586,780        15.9%         (120.6%)
                                        =============   =============    ============   =============

     NET REVENUES

         Net revenues for the three months ended March 31, 2008, increased approximately $152,000, or 4.1%, compared to net revenues for the three months ended March 31, 2007. This increase was primarily due to: (i) the Financial Services Training division, whose net revenues increased $320,000 primarily as a result of acquisitions made during the third quarter of 2007; (ii) the Engineering division whose net revenues increased $69,000; and (iii) our Technology Training division, which we also acquired in the third quarter of 2007, whose revenues were $30,000. These increases were offset by: (i) a $23,000 reduction in net revenues from the Accounting/Finance division; (ii) a $148,000 reduction in net revenues from our Skye Multimedia subsidiary; (iii) a $24,000 reduction in net revenues from our video production and duplication division;
(iv) a $19,000 reduction in net revenues from our Ethics and Compliance division; and (v) a $53,000 reduction in revenues from the Cognistar legal division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

         In the first quarter of 2008, net revenues from our Accounting/Finance division were $2.15 million, or 55% of revenue, compared to $2.17 million, or 58% of revenue, in the comparable 2007 period. Net revenues from subscription-based products that include both subscription-based revenue and direct sales of course material on a non-subscription basis, decreased from $2.03 million in the 2007 period to $1.96 million in the corresponding 2008 period. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based increased from $148,000 in 2007 to $196,000 in 2008. These revenues fluctuate from period to period, and are not indicative of any trends. Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue growth. However, many of our other products including our Cognistar law library, our Financial Campus and banking courses and our technology training products are also delivered online. In the 2008 period, net revenues from online sales of accounting products accounted for approximately $815,000, or 21% of net revenues, compared to $883,000, or 24% of net revenues in the comparable 2007 period. This represents an 8% decrease in absolute dollars. However, with the acquisitions made in 2007 and prior total online sales were $1.3 million in the 2008 period or 34% of sales as compared to $1.1 million in the comparable 2007 period, an increase of 18%.

         For the three months ended March 31, 2008, Skye generated net revenues of $619,000 compared to $767,000 in the first quarter of 2007. Skye's income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends. In addition, Skye made its first sale of its new iReflect product. iReflect is a joint venture and revenues from the sales of this product will vary depending on a number of factors.

         Our Financial Services Training division that includes Sage, Selbst, and Financial Campus (acquired in August 2007) generated $401,000 of net revenues in the quarter ended March 31, 2008. For the quarter ended March 31, 2007, this division generated only $81,000 of net revenues. However, Selbst was acquired in March 1, 2007, Financial Campus was acquired in the third quarter 2007 and Sage was acquired in March 2006.

         Our Technology Training Group, acquired in August 2007, generated $30,000 of net revenues in the current quarter.

         In the quarter ended March 31, 2008, Working Values had net revenues of $331,000 compared to net revenues of $403,000 for the quarter ended March 31, 2007. For the 2008 period, $156,000 of Working Values' net revenues was generated by the Ethics and Compliance division, and $175,000 was generated by the Cognistar legal division. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

         Our Engineering division generated $300,000 of net revenues in the first quarter of 2008 compared to $231,000 in the first quarter of 2007. This increase is not necessarily indicative of any trends, but is a result of timing differences, in the placement of orders from customers and greater marketing efforts. Sales of our engineering products are not subscription based.

         Net revenues from video production and duplication services were $40,000 and from consulting services were $4,000 for the first quarter of 2008 compared to $64,000 and $4,000 respectively for the first quarter of 2007. We believe the decline in video production and duplication net revenues reflects an overall trend in the business.

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

         Our gross profit margin decreased for the three months ended March 31, 2008 to 50.3% compared to 60.6% for the three months ended March 31, 2007. This decrease is attributable, in part, to our recent acquisitions, as we add additional personnel in our technology areas and changes in our product mix. In addition, we capitalized approximately $252,000 of costs relating to the development of our new learning management system. On the other hand, we have devoted a significant amount of internal resources in developing new products, re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

         Cost of revenues increased by $456,000 in the current quarter from the comparable period last year. The increase is attributable to a number of factors, including increased salaries and related costs associated with acquisitions, and increased costs of producing various custom projects for clients. We have increased our labor costs as a result of these acquisitions in order to integrate these products into our various delivery platforms. We have also expended internal labor for the development of the iReflect product, which costs have not been capitalized. We outsource a substantial amount of technology projects to firms where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. We have determined that it is cheaper to outsource certain projects rather than hire additional personnel. In addition, royalty expense increased by $33,000. We are currently seeking to engage technology providers at more competitive rates.

     o OUTSIDE LABOR AND DIRECT PRODUCTION COSTS. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $12,000, after capitalizing a portion of these costs. This increase is directly related to the completion of a number of custom projects. Direct production costs, which are costs related to producing videos, courses or custom projects other than labor costs, such as the cost of renting equipment and locations and the use of outsourced labor in the technology area increased $150,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

     o ROYALTIES. Royalty expense increased in the three months ended March 31, 2008, compared to the comparable 2007 period by $33,000. This is a result of timing differences in payments to our partners in our engineering courses and to our organizational partners in the accounting education area for which we often have to make estimates, as the information may not be available.

     o SALARIES. Overall, payroll and related costs attributable to production personnel increased by $203,000, after capitalizing a portion of these costs during the current quarter. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of normal salary increases and additional personnel acquired as a result of our recent acquisitions.

     o OTHER PRODUCTION RELATED COSTS. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $57,000 from 2007 to 2008. This is primarily a direct result of travel-related expenses incurred by Working Values and Skye Multimedia, most of which is reimbursed by the customer on whose behalf those expenses were incurred.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses for the three months ended March 31, 2008 increased $263,000, or 15%, compared to the three months ended March 31, 2007. The increase in general and administrative expenses is primarily attributable to the various acquisitions we made and to an overall increase in the costs of doing business.

         Compensation expense in the 2008 period increased $218,000 over compensation expense for the 2007 period. Our total number of full time general and administrative employees at March 31, 2008 was 49 compared to 40 at March 31, 2007. Compensation expense includes stock based compensation expense of $54,960 for the 2008 period and $9,000 for the 2007 period.

         In February 2008 we granted 34,025 options to various employees. The price of the stock on the dates of issuance was $5.10 and $5.16. Using the BSM model we determined that these options had a cost of $78,000 that is being recognized over a three- year period. The value of the options was determined by using a volatility factor of 45%, a risk-free interest rate ranging between 2.81% and 2.98% % and expected life of 5.5 years.

         In September 2006 we began to outsource our customer service operations. This function was formally performed internally. For the quarter ended March 31, 2008 our customer service expense was approximately $48,000, as we added additional service personnel to handle the Financial Campus products. Our other general and administrative costs, exclusive of compensation costs, increased $45,000. These costs consist of a number of expenses including increased professional fees for Sarbanes-Oxley compliance of approximately $12,000. On the other hand, by consolidating our Ethics and Compliance division and our legal division into one office, we were able to reduce our rent expense. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase as a result of acquisitions and a general increase in such costs as health insurance and travel.

     DEPRECIATION and AMORTIZATION

         Depreciation and amortization expenses increased by $37,000 in the first quarter of 2008 compared to the first quarter of 2007 as a result of increased amortization expense from our capitalized course costs, intangibles acquired through acquisitions and from the depreciation of fixed assets acquired from our various acquisitions and/or purchased in 2007 and 2008. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and our learning management system and begin to amortize intangibles acquired through acquisitions made in 2007. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is offset by the amortization of the intangibles acquired through acquisitions.

     OPERATING (LOSS) INCOME

         For the three months ended March 31, 2008, net loss from operations was $241,000 compared to a net income of $363,000 in the comparable period of 2007.

     OTHER INCOME, NET

         Other income and expense items consist of interest paid on indebtedness and interest earned on deposits. We have not yet used all of the net proceeds from our initial public offering. We have no debt and, with larger cash balances this has resulted in increased interest income. As a result, for the first quarter of 2008 we had net interest income of $120,000 compared to net interest income of $89,000 in the first quarter of 2007. Due to the general decrease in interest rates we anticipate lower interest income in future periods.

     INCOME TAX BENEFIT

         We account for deferred tax benefits available from our net operating loss carryforward pursuant to SFAS No. 109. To date we have recognized a total of approximately $978,000 in such benefits. We have taken a full valuation allowance for any benefit that may be derived from the current period loss.

     NET (LOSS) INCOME

         For the three months ended March 31, 2008, we recorded a net loss of $121,000, or $0.02 per share, basic and diluted respectively, compared to net income of $587,000 or $0.12 per share, basic and diluted, for the three months ended March 31, 2007. Earnings per share for the 2007 period before the benefit of the deferred tax asset would have been $.11 per share basic and $.10 per share diluted.

LIQUIDITY AND CAPITAL RESOURCES

         Since becoming a public reporting company in October 2004, we have financed our working capital requirements through internally generated funds. In addition, our initial public offering yielded net proceeds of approximately $6.0 million. To date we have used approximately $1.6 million of the net proceeds from the offering to make acquisitions and $500,000 to repay debt.

         Our working capital as of March 31, 2008 was approximately $5.4 million compared to $5.7 million at December 31, 2007. Our current ratio at March 31, 2008 was 1.82 to 1 compared to 1.87 to 1 at December 31, 2007. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.7 million at March 31, 2008 compared to $5.3 million at December 31, 2007. This growth is from our subscription-based products and will be earned over the next 12 months.

         At March 31, 2008, we had cash and cash equivalents of $9.8 million. For the three months ended March 31, 2008, we reported a net decrease in cash of $283,000, which includes $151,000 of cash provided by operating activities, $335,000 of cash used by investing activities and $99,000 of cash used in financing activities.

         The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

         For the 2008 period, cash used in investing activities included capital expenditures of $58,000, which consisted primarily of computer equipment purchases and $25,000 for the acquisition of engineering course content. We expended $252,000 for software development costs relating to our learning management system. We continually upgrade our technology hardware and we do not anticipate any unusual capital expenditures relating to equipment purchases over the next 12 months.

         For the 2008 period, cash used in financing activities included $20,000 received from the exercise of stock options and $120,000 expended for the purchase of treasury shares under our share buy-back program.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

         At March 31, 2008, we had no indebtedness.

         As of March 31, 2008, we had commitments under three operating leases:
(i) the leases for our executive offices in Hawthorne, New York; (ii) a lease in Westborough, Massachusetts, where our Working Values subsidiary and its Cognistar legal division are based; and (iii) a lease in Bridgewater, New Jersey where Skye is based. Our financial commitment under all three leases aggregates approximately $726,000 through February 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE RISK DISCLOSURES ABOUT MARKET RISK

         A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

USE OF PROCEEDS

         On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the "Registration Statement") registering the offer and sale of units (each a "Unit" and collectively the "Units"), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used approximately $0.5 million of the net proceeds to repay indebtedness and approximately $1.6 million for acquisitions. The remaining $3.8 million will be used for working capital and general corporate purposes, including acquisitions.

COMPANY PURCHASES OF ITS EQUITY SECURITIES

         On November 6, 2007, the Board of Directors approved a stock buy back program under which $750,000 of our funds was allocated to purchase shares of our common stock on the American Stock Exchange. During the current quarter $119,606 was expended for the purchase of 25,300 shares of our common stock. As of April 22, 2008, our common stock is listed on the Nasdaq Capital Market.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                          (C)                    (D)
                                                                    TOTAL NUMBER OF      MAXIMUM NUMBER (OR
                                                                       SHARES (OR        APPROXIMATE DOLLAR
                                                                         UNITS)           VALUE) OF SHARES
                                   (A)                (B)             PURCHASED AS         (OR UNITS) THAT
                              TOTAL NUMBER          AVERAGE             PART OF              MAY YET BE
                                OF SHARES          PRICE PAID           PUBLICLY           PURCHASED UNDER
                               (OR UNITS)          PER SHARE        ANNOUNCED PLANS         THE PLANS OR
       PERIOD                   PURCHASED          (OR UNIT)          OR PROGRAMS             PROGRAMS
-------------------------    ----------------    ---------------    -----------------    --------------------

Month #1
(January 1-31, 2008)               --                  --                  --                 $ 750,000

Month #2
(February 1-29, 2008)              --                  --                  --                 $ 750,000

Month #3
(March 1-31, 2008)               25,300              $ 4.73              25,300               $ 630,394
                             ----------------    ---------------    -----------------    --------------------

Total                            25,300              $ 4.73              25,300               $ 630,394
                             ================    ===============    =================    ====================


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

                                             SMARTPROS LTD.
                                             --------------
                                             (Registrant)


Date:   May 6, 2008                          /s/ ALLEN S. GREENE
                                             -------------------
                                             Chief Executive Officer


Date:   May 6, 2008                          /s/ STANLEY P. WIRTHEIM
                                             -----------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)