Form 10-Q
period 2008-06-30
SmartPros Ltd.
filed 2008-08-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

Commission File Number 001-32300

SMARTPROS LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4100476
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

12 Skyline Drive, Hawthorne, New York 10532
(Address of principal executive office)

(914) 345-2620
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes | x |      No |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	| |	Accelerated filer	| |
Non-accelerated filer	| |	Smaller reporting company	| x |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |   |      No | x |

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2008, there were 4,921,956 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT

June 30, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

          Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934. These statements relate to the plans and objectives of management for future operations as well as to market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations, plans and assumptions relating to the future operation of our business. These expectations, plans and assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our expectations, plans and assumptions underlying the forward-looking statements are reasonable, they could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

          The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,004,501	$10,072,338
Accounts receivable, net of allowance for doubtful accounts
of $39,677 at June 30, 2008 and $39,842 at December 31, 2007	1,741,600	1,964,483
Prepaid expenses and other current assets	227,360	237,097
Total Current Assets	11,973,461	12,273,918

Property and equipment, net	700,491	630,857
Goodwill	145,684	145,684
Other intangibles, net	3,471,010	3,296,538
Other assets, including restricted cash of $150,000	154,673	154,673
Deferred tax asset	1,013,000	978,000
	5,484,858	5,205,752
Total Assets	$17,458,319	$17,479,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$453,870	$786,781
Accrued expenses	119,070	419,886
Other liabilities	40,040	40,040
Deferred revenue	6,033,028	5,318,382
Total Current Liabilities	6,646,008	6,565,089

Long-Term Liabilities:
Other liabilities-net of current portion	20,013	40,041
Total Long-Term Liabilities	20,013	40,041

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, authorized 1,000,000	--	--
shares, 0 shares issued and outstanding
Common stock, $.0001 par value, authorized 30,000,000 shares,	531	530
5,313,781 issued and 4,921,956 outstanding at June 30, 2008; and
5,304,698 issued and 4,993,967 outstanding at December 31, 2007
Additional paid-in capital	17,051,290	16,925,314
Accumulated (deficit)	(4,997,302)	(5,106,459)
Common stock in treasury, at cost – 391,825 and 310,731 shares	(1,251,717)	(922,625)
Deferred compensation	(10,504)	(22,220)
Total Stockholders’ Equity	10,792,228	10,874,540
Total Liabilities and Stockholders’ Equity	$17,458,319	$17,479,670

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$7,937,534	$7,210,161	$4,061,871	$3,486,530
Cost of revenues	3,555,961	2,684,317	1,673,385	1,215,404
Gross profit	4,381,573	4,525,844	2,388,486	2,271,126

Operating Expenses:
Selling, general and administrative	4,050,167	3,540,640	2,018,911	1,814,459
Depreciation and amortization	405,842	327,264	202,954	161,795
	4,456,009	3,867,904	2,221,865	1,976,254
Operating (loss) income	(74,436)	657,940	166,621	294,872

Other Income:
Interest income, net of expense	148,593	189,767	28,568	101,055
	148,593	189,767	28,568	101,055

Income before benefit for income taxes	74,157	847,707	195,189	395,927

Add: income tax benefit	35,000	250,000	35,000	115,000
Net income	$109,157	$1,097,707	$230,189	$510,927

Net income per common share:
Basic net income per common share	$.02	$.23	$.05	$.10
Diluted net income per common share	$.02	$.22	$.05	$.10

Weighted average number of shares outstanding
Basic	4,974,721	4,876,384	4,955,678	4,876,988
Diluted	5,027,312	4,934,757	4,990,698	4,949,568

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$109,157	$1,097,707
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	405,842	327,264
Decrease in deferred compensation	11,715	37,667
Stock compensation expense	105,803	18,000
Deferred income tax benefit	(35,000)	(250,000)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	222,883	81,554
Prepaid expenses and other current assets	9,737	9,407
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(633,727)	(295,122)
Deferred revenue	714,646	643,830
Other liabilities	(20,028)	(20,028)
Total adjustments	781,872	552,572
Net Cash Provided by Operating Activities	891,028	1,650,279

Cash Flows from Investing Activities:
Acquisition of property and equipment	(178,417)	(92,156)
Acquisition of course content	(25,000)	-
Capitalized course costs	(13,318)	(44,581)
Capitalized software development	(433,212)	(70,958)
Property and equipment acquired from acquisitions	-	(2,201)
Intangible assets acquired from acquisitions	-	(154,099)
Cash paid for acquisitions	-	(6,715)
Net Cash (Used in) Investing Activities	(649,947)	(370,710)

Cash Flows from Financing Activities:
Exercise of stock options	20,174	99,570
Purchase of treasury stock	(329,092)	-
Payments under capital lease obligations	-	(11,872)
Net Cash (Used in) Provided by Financing Activities	(308,918)	87,698

Net (decrease) increase in cash and cash equivalents	(67,837)	1,367,267
Cash and cash equivalents, beginning of period	10,072,338	7,393,789
Cash and cash equivalents, end of period	$10,004,501	$8,761,056

Supplemental Disclosure:
Cash paid for interest	$140	$819

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. (“SmartPros” or the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 25, 2008. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (SLE) (formerly known as Working Values, Ltd.) and Skye Multimedia Ltd. (Skye). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies

          The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. As a result of acquisitions made in 2000 and 2006, the Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. As a result of an acquisition made in 2003, the Company develops programs on governance, compliance and ethics for the general corporate market. Finally, as a result of a series of acquisitions made since 2006, the Company also offers educational products for the banking, legal, financial services, insurance and pharmaceutical industries and for information technology professionals. SmartPros also produces custom videos, rents out its studios and provides video duplication and technology consulting services.

          While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.

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

          Revenue Recognition

          The Company recognizes revenues from its subscription services as earned. Video and online subscriptions are generally billed on an annual basis, while individual online subscriptions predominately are paid by credit card at point of sale. Both of these types of sales are deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription-based and revenue is recognized upon shipment or, in the case of individual online sales, payment. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the sale or service to be provided In all other cases revenues are recognized after completion and delivery of the product to the customer. Revenue related to duplication and related services is generally recognized upon shipment or, if later, when the Company’s obligations are complete and realization of receivable amounts is assured.

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalogue. The amortization period is five years, except for the Sarbanes-Oxley courses, which have a three-year amortization period. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions made since 2003, the Company is amortizing $600,000 of course costs over a five-year period. Included in other intangible assets at June 30, 2008, are capitalized course costs of $141,362 (exclusive of Sarbanes-Oxley courses), net of accumulated amortization of $30,350.

          Deferred Revenue

          Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy. The Cognistar Legal division, the Financial Campus division and the Information Technology division recognize revenue either immediately from the direct sale of courses or on a deferred basis as earned, from the sale of prepaid courses.

          Earnings Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 52,591 and 58,373 for the six months period ended June 30, 2008, and for the six months ended June 30, 2007, include the Company’s stock options, warrants and grants that are dilutive.

          Stock-Based Compensation

          The Company’s 1999 Stock Option Plan (the “Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the Plan is 752,003, provided that restricted stock grants may not exceed 200,000 shares of which 133,228 are still available. As of June 30, 2008, there were 398,675 options outstanding, of which 308,463 are currently exercisable, and 353,328 options are available for future grants. All stock options and grants under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options generally vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”), which addresses the accounting for stock-based payment transactions in which an enterprise receives director and employee

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company has elected the modified prospective transition method permitted by SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair value as determined under the pro forma provisions of SFAS No.123. The Company has recorded an incremental stock-based compensation expense of $106,409 and $18,000 for the six months periods ending June 30, 2008 and 2007, respectively, as a result of the adoption of SFAS No. 123R.

          SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors.

          The assumptions used for the six-month periods ended June 30, 2008 and 2007, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Six months ended June 30,
	2008	2007
Expected life (years)	5.5	5.5
Risk-free interest rate	2.8 - 3.0%	4.51%
Volatility	45.0%	35.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$ 2.29	$ 1.91

          The Company granted 34,025 options under the Plan during the six months ended June 30, 2008, at exercise prices ranging from $5.10 per share to $5.16 per share and 9,383 shares were exercised at a price of $2.15 per share and 12,249 options were either forfeited or expired.

          The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
Stock Options	Shares	Price per Share	Term

Outstanding at January 1, 2008	386,282	$4.62	5.5
Granted	34,025	$5.11
Exercised	(9,383)	$2.15
Forfeited/expired	(12,249)	$5.31
Outstanding at June 30, 2008	398,675	$4.70	6.2
Exercisable at June 30, 2008	308,463	$4.65	5.3

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

          Income Tax Benefit

          Since January 1, 2006, the Company recognizes the benefit of its deferred income tax asset available from its net operating loss carryforwards, which expire in 2023. This benefit is offset by any corporate alternative minimum income tax. This resulted in a cumulative net income tax benefit of $1,013,000 through June 30, 2008. The Company does not believe that it takes any aggressive income tax positions that would require disclosure under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Company has taken a full valuation allowance for any benefit that may be derived from the current period loss.

Note 3. Subsequent Event

           On July 3, 2008, the Company acquired all of the outstanding shares of Loscalzo Associates, Ltd. (Loscalzo) for approximately $4.4 million in cash subject to final adjustment upon completion of the audits of Loscalzo’s books and records for years ended December 31, 2007 and 2006. Loscalzo is a leading provider of live continuing education training programs for accountants.

Item 2. Management’s Discussion and Analysis or Plan of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

          We provide learning solutions and/or training materials for: (a) accounting and finance professionals; (b) engineering professionals; (c) legal professionals; (d) the financial services industry, including, banking, securities and insurance personnel; (e) pharmaceutical industry employees; and (f) information technology professionals. We also provide ethics and compliance training materials for the general corporate community. Our learning solutions for the accounting, engineering and legal professions are designed to meet the continuing professional education requirements of the various state licensing agencies and professional associations. In addition, we provide value-added services through our learning management system, marketed under the name SmartPros’ Professional Education Center™, which we believe is key to our revenue growth and future success.

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

          In 2004, we raised approximately $6 million of net proceeds in an initial public offering. Through June 30, 2008, we have used approximately $2.1 million of those proceeds; $500,000 to repay debt and $1.6 million in connection with acquisitions. In July 2008 we acquired Loscalzo Associates, Ltd., a leading provider of live continuing education training programs for the accounting profession, for approximately $4.4 million in cash, subject to adjustment. We intend to continue our strategy of acquiring other companies that either compliment or expand our existing product offerings. We will use cash flow from operations, our publicly traded common stock, and, possibly, debt to enhance or augment our ability to consummate transactions. There are many risks involved with acquisitions. These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisitions opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the stockholder value that we anticipated at the outset.

          In the first quarter of 2008 we launched a new division that we call The Hawthorne Center of Excellence. We have engaged a number of academicians on a consulting basis to produce accounting- and finance-based courses. Upon completion of the requisite number of courses, a user will receive a certificate of completion. We will market this product to both our existing clients and the general public. We expect that the product line will have approximately 36 hours of coursework and may also qualify for CPE credits. To date, we have incurred limited costs relating to this project. However, once the courses have been developed and delivered to us, we will have to convert them to digital format for online delivery and begin our marketing efforts. Accordingly, we expect to incur significant expenses relating to this project in the second half of 2008. We expect that the first courses will be available for enrollment by the end of 2008.

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

     Revenues

          Most of our revenue is in the form of subscription fees for our monthly accounting update programs or our course library. Other sources of revenue include direct sales of programs on a non-subscription basis, fees for various services, including website design, software development, tape duplication, video production, video conversion, course design and development, ongoing maintenance of our clients’ online learning content management system and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Individual sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. We usually obtain either a signed agreement or purchase orders from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

          Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription-based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from the sale of legal courses, through our Cognistar Legal division, are either through direct sales, which are recognized immediately, or through prepaid course usage, in which case revenue is recognized as courses are taken. Unused course usage is treated as deferred revenue. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

          The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For most of our subscriptions products, there are no significant additional costs, other than shipping costs, required to complete our obligations, as the material already exists.

          We use the term “revenue” to be differentiated from sales because a majority of our sales are recognized on a deferred basis.

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

     Impairment of long-lived assets

          We review long-lived assets and certain intangible assets annually for impairment and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

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

          SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We use the Black-Scholes-Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields, to determine the fair value of stock-based awards under SFAS No. 123R. We have elected the modified prospective transition method permitted by SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.

Results of operations

Comparison of three months ended June 30, 2008 and 2007

          The second quarter of 2008 resulted in an operating profit and net income, even though we continue to expend internal resources to develop new products such as iReflect and update existing products in our course catalogues.

          The following table compares our statement of operations data for the three months ended June 30, 2008 and 2007. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training, information, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage	Change

Net revenues	$4,061,871	100.0%	$3,486,530	100.0%	16.5%
Cost of revenues	1,673,385	41.2%	1,215,404	34.9%	37.7%
Gross profit	2,388,486	58.8%	2,271,126	65.1%	5.2%
Selling, general and administrative	2,018,911	49.7%	1,814,459	52.0%	11.3%
Depreciation and amortization	202,954	5.0%	161,795	4.6%	25.4%
Total operating expenses	2,221,865	54.7%	1,976,254	56.7%	12.4%
Operating (loss) income	166,621	4.1%	294,872	8.5%	(43.5%)
Other income, net	28,568	0.7%	101,055	2.9%	(71.7%)
Net income before income tax
benefit	195,189	4.8%	395,927	11.4%	(50.7%)
Income tax benefit	35,000	0.9%	115,000	3.3%	(69.6%)
Net income	$230,189	5.7%	$510,927	14.7%	(54.9%)

     Net revenues

          Net revenues for the three months ended June 30, 2008, increased approximately $575,000, or 16.5%, compared to net revenues for the three months ended June 30, 2007. This increase was primarily due to: (i) the Financial Services Training division, whose net revenues increased $418,000 primarily as a result of acquisitions made during the third quarter of 2007; (ii) the Accounting/Finance division whose net revenues increased $92,000; (iii) the Technology Training division, which we also acquired in the third quarter of 2007, whose revenues were $117,000; (iv) the Cognistar Legal division whose revenues increased $40,000; (v) the Working Values Ethics and Compliance division whose revenues increased $20,000; and (vi) the video production and duplication department whose revenues increased by $16,000. These increases were offset by: (i) a $25,000 reduction in net revenues from the Engineering division; (ii) a $50,000 reduction in net revenues from Skye Multimedia Ltd. (“Skye”), one of our wholly-owned subsidiaries; (iii) a $53,000 reduction in revenues from our technology consulting department. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

          In the second quarter of 2008, net revenues from our Accounting/Finance division were $2.36 million, or 58% of revenue, compared to $2.27 million, or 65% of revenue, in the comparable 2007 period. Net revenues from subscription-based products that include both subscription-based revenue and direct sales of course material on a non-subscription basis, increased from $2.03 million in the 2007 period to $2.19 million in the corresponding 2008 period. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based decreased from $242,000 in 2007 to $170,000 in 2008. These revenues fluctuate from period to period, and are not indicative of any trends. Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue growth. However, many of our other products, including our Cognistar law library, our Financial Campus and banking courses and our technology training products are also delivered online. In the 2008 period, net revenues from online sales of accounting products accounted for approximately $1.11 million, or 27% of net revenues, compared to $912,000, or 26% of net revenues in the comparable 2007 period. This represents a 22% increase in absolute dollars. However, with the acquisitions made in 2007 and prior years, total online sales were $1.9 million in the 2008 period or 47% of sales as compared to $1.0 million in the comparable 2007 period, an increase of 86%.

          For the three months ended June 30, 2008, Skye generated net revenues of $431,000 compared to $481,000 in the second quarter of 2007. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends. In addition, Skye has made its first sale of its new iReflect product. iReflect is a joint venture and revenues from the sales of this product will vary depending on a number of factors.

          Our Financial Services Training division generated $560,000 of net revenues in the quarter ended June 30, 2008. For the quarter ended June 30, 2007, this division generated only $142,000 of net revenues. The increase was due to a number of acquisitions made in the third quarter of 2007.

          Our Technology Training Group, acquired in August 2007, generated $117,000 of net revenues in the current quarter.

          In the quarter ended June 30, 2008, SmartPros Legal and Ethics Ltd. (“SLE”), our other wholly-owned subsidiary, had net revenues of $367,000 compared to net revenues of $307,000 for the quarter ended June 30, 2007. For the 2008 period, $231,000 of SLE’s net revenues were generated by the Working Values Ethics and Compliance division, and $136,000 was generated by the Cognistar Legal division. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $160,000 of net revenues in the second quarter of 2008 compared to $185,000 in the second quarter of 2007. This increase is not necessarily indicative of any trends, but is a result of timing differences, in the placement of orders from customers and greater marketing efforts. Sales of our engineering products are not subscription based.

          Net revenues from video production and duplication services were $59,000 and from technology consulting services were $7,000 for the second quarter of 2008 compared to $43,000 and $60,000 respectively for the second quarter of 2007. We believe these fluctuations in net revenues are not indicative of any overall trend in the business.

     Cost of revenues

          Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as videotape and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription-based products have higher profit margins than non-subscription-based products and online sales, which includes electronic delivery of the product and have higher profit margins than sales involving physical delivery of tapes, disks and written materials.

          Our gross profit margin decreased for the three months ended June 30, 2008, to 58.8% compared to 65.1% for the comparable period in 2007. This decrease is attributable, in part, to: (i) our recent acquisitions, as we added additional personnel in our technology area; and (ii) changes in our product mix. We have devoted a significant amount of internal resources in developing new products, re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

          Cost of revenues increased by $458,000 in the current quarter from the comparable period last year. The increase is attributable to a number of factors, including increased salaries and related costs associated with acquisitions, and increased costs of producing various custom projects for clients. We have increased our labor costs as a result of these acquisitions in order to integrate these products into our various delivery platforms. We have also expended internal labor for the development of the iReflect product, which costs have not been capitalized. We outsource a substantial amount of technology projects to firms where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. We have determined that it is cheaper to outsource certain projects rather than hire additional personnel. In addition, royalty expense increased by $64,000, primarily as a result of reconciling our records with some of our organizational partners. We are currently seeking to engage technology providers at more competitive rates.

  Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non- video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $152,000, after capitalizing a portion of these costs. This increase is directly related to the completion of a number of custom projects. Direct production costs, which are costs related to producing videos, courses or custom projects other than labor costs, such as the cost of renting equipment and locations and the use of consultants increased $141,000. A substantial portion of this increase is related to outside consultants who obtain approvals from various state entities for the Financial Campus course catalogue as well as processing the certificates of completion. (We acquired Financial Campus, which is part of our Financial Services Training division, in the third quarter of 2007.) The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

  Royalties. Royalty expense increased in the three months ended June 30, 2008, compared to the comparable 2007 period by $64,000. This is a result of timing differences in payments to our partners in our engineering and legal courses and to our organizational partners in the accounting education area for which we often have had to make estimates in prior periods.

  Salaries. Overall, payroll and related costs attributable to production personnel increased by $89,000, after capitalizing a portion of these costs during the current quarter. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs as a result of normal salary increases and additional personnel acquired as a result of acquisitions made subsequent to the second quarter of 2007.

  Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $12,000 from 2007 to 2008. This is primarily a direct result of increased travel and shipping costs.

     Selling, general and administrative expenses

          General and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses for the three months ended June 30, 2008, increased $204,000, or 11%, compared to the three months ended June 30, 2007. The increase in general and administrative expenses is primarily attributable to the various acquisitions we made and to an overall increase in the costs of doing business.

          Compensation expense in the 2008 period increased $213,000 over compensation expense for the 2007 period. Our total number of full-time general and administrative employees at June 30, 2008, was 54 compared to 45 at June 30, 2007. Compensation expense includes stock-based compensation expense of $51,000 for the 2008 period and $9,000 for the 2007 period.

          In February 2008 we granted 34,025 options to various employees. The price of the stock on the dates of issuance was $5.10 and $5.16. Using the BSM model we determined that these options had a cost of $78,000 that we are amortizing over a three-year period. The value of the options was determined by using a volatility factor of 45%, a risk-free interest rate ranging between 2.81% and 2.98% and expected life of 5.5 years.

          In September 2006 we began to outsource our customer service operations. This function was formerly performed internally. For the quarter ended June 30, 2008, our external customer service expense was approximately $47,000 compared to $32,000 in the comparable 2007 quarter, as we added additional service personnel to handle the Financial Service Training products. Our other general and administrative costs, exclusive of compensation costs, decreased $24,000. These costs consist of a number of expenses including professional fees, bank and credit card processing fees. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase as a result of acquisitions and a general increase in such costs as health insurance and travel.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $41,000 in the second quarter of 2008 compared to the second quarter of 2007 as a result of increased amortization expense from our capitalized course costs, intangible assets that we acquired and from the depreciation of fixed assets that we acquired and/or purchased in 2007 and 2008. We expect our depreciation and amortization expense to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and our learning management system and begin to amortize intangibles acquired after June 30, 2008.

     Operating income

          For the three months ended June 30, 2008, net income from operations was $167,000 compared to a net operating income of $295,000 in the comparable period of 2007.

     Other income, net

          Other income and expense items consist of interest earned on deposits, net of any interest expense. We have no debt. In the quarter ended June 30, 2008, we used over $500,000 of our cash to purchase treasury shares, purchase additional computer equipment and capitalize our new LMS and course content during the quarter. That and lower interest rates resulted in a decrease in interest income for the second quarter of 2008 as compared to the second quarter of 2007 of $72,000. Due to the general decrease in interest rates and cash expended for the acquisition of Loscalzo in July 2008, we anticipate lower interest income in future periods.

     Income Tax Benefit

           We account for deferred tax benefits available from our net operating loss carryforward pursuant to SFAS No. 109. In the current quarter we recognized $35,000 of such benefits. To date we have recognized a total of approximately $1.0 million in such benefits.

     Net income

          For the three months ended June 30, 2008, we recorded net income of $230,000, or $0.05 per share, basic and diluted, compared to net income of $511,000, or $0.10 per share, basic and diluted, for the three months ended June 30, 2007. Earnings per share for the 2008 and 2007 periods before the benefit of the deferred tax asset would have been $.04 and $.08 per share basic and diluted, respectively.

Comparison of six months ended June 30, 2008 and 2007

          The following table compares our statement of operations data for the six months ended June 30, 2008 and 2007. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold and the method of sale as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage	Change

Net revenues	$7,937,534	100.0%	$7,210,161	100.0%	10.1%
Cost of revenues	3,555,961	44.8%	2,684,317	37.2%	32.5%
Gross profit	4,381,573	55.2%	4,525,844	62.8%	(3.2%)
Selling, general and administrative	4,050,167	51.0%	3,540,640	49.1%	14.4%
Depreciation and amortization	405,842	5.1%	327,264	4.5%	24.0%
Total operating expenses	4,456,009	56.1%	3,867,904	53.6%	15.2%
Operating (loss) income	(74,436)	(0.9%)	657,940	9.1%	(111.3%)
Other income, net	148,593	1.9%	189,767	2.6%	(21.7%)
Net income before income tax benefit	74,157	1.0%	847,707	11.8%	(91.3%)
Income tax benefit	35,000	0.4%	250,000	3.5%	(86.0%)
Net income	$109,157	1.4%	$1,097,707	15.2%	(90.1%)

     Net revenues

          Net revenues for the six months ended June 30, 2008, increased approximately $727,000, or 10%, compared to net revenues for the six months ended June 30, 2007. This increase was primarily due to: (i) the Accounting/Finance division, whose net revenues increased $68,000; (ii) the Financial Services Training division, whose net revenues increased $737,000, primarily as a result of recent acquisitions; (iii) the Engineering division whose net revenues increased $45,000; and (iv) the Technology Training Group whose net revenues were $147,000. These increases were offset by: (i) a reduction in the aggregate net revenues from the video production and duplication and technology consulting departments of $60,000; (ii) a reduction in net revenues from Skye of $198,000; and (iii) a reduction in net revenues from SLE of $12,000.

          In the first six months of 2008, our Accounting/Finance division generated net revenues of $4.5 million, representing 57% of total net revenues for the period compared to net revenues of $4.4 million for the first six months of 2007, representing 62% of total net revenues. Net revenues attributable to sales of our subscription-based products, which include both subscription-based revenue, and direct sales of course material on a non-subscription basis, increased to $4.14 million for the 2008 period compared to $4.05 million for the 2007 period. This increase is due to our continued marketing efforts and the conversion of a number of clients to our online products. Net revenues from non-subscription-based accounting/finance products decreased slightly from $391,000 in the 2007 period to $365,000 in the 2008 period. These revenues fluctuate from period to period, and are not indicative of any trends. Net revenues from online sales, which are primarily accounting/finance products, continue to be an important factor contributing to our overall revenue growth. In the 2008 period, net revenues from all online sales accounted for approximately $2.2 million, or 28% of net revenues, compared to $2.1 million, or 29% of net revenues, in the comparable 2007 period. This represents a 6% increase in absolute dollars even though as a percentage of net revenues online sales declined. Most of the sales attributable to our newly acquired divisions are not Internet-based subscription sales.

          For the six months ended June 30, 2008, Skye generated net revenues of $1.05 million compared to $1.25 million of net revenues in the first six months of 2007. This decrease is not attributable to any specific trend.

          Net revenues generated by the Financial Services Training division were $960,000 in the first six months of 2008. For the comparable 2007 period, the Financial Services Training division generated net revenues of $223,000. The increase was attributable to acquisitions made in August 2007.

          The Technology Training Group acquired in August 2007 generated $147,000 in net revenues during the period.

          For the first six months of 2008, SLE contributed a total of $698,000 to net revenues compared to $710,000 in the first six months of 2007. For the 2008 period, $405,000 of SLE’s net revenues were generated by the Working Values Ethics and Compliance division and $293,000 was generated by the Cognistar Legal division. For the corresponding 2007 period, the Working Values Ethics and Compliance division and the Cognistar Legal division generated $405,000 and $305,000 of net revenues respectively. Revenue generated by our Working Values Ethics and Compliance division is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenues primarily from prepaid course usage and direct sales of its courses.

          For the first six months of 2008, our Engineering division generated net revenues of $461,000 compared to net revenues of $416,000 in the same 2007 period. This increase is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers and greater marketing efforts.

          Net revenues from video production, duplication and consulting services for the first six months of 2008 were $111,000 compared to $171,000 for the comparable 2007 period.

     Cost of revenues

          Our gross profit margin for the six-month period ended June 30, 2008, was 55.2% compared to 62.8% for the six-month period ended June 30, 2007. The decrease is due, in part, to our recent acquisitions and changes in our product mix. We devoted a significant amount of internal resources to develop new products; re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

          Cost of revenues for the six-month period ended June 30, 2008, was $3.6 million compared to $2.7 million for the six-month period ended June 30, 2007, an increase of $872,000, or 32.5% . The increase was primarily attributable to payroll and related costs from our newly acquired subsidiaries and other production related costs including the introduction of Skye’s iReflect product.

  Outside labor and direct production costs. Outside labor costs increased $165,000, including the costs of developing iReflect and modifying existing courses. This increase is directly related to the outsourcing of technology personnel. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, increased $292,000. This increase, as previously stated above, is related to outside consultants for the Financial Campus products. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

  Royalties. Royalty expense increased in the six months ended June 30, 2008, compared to the comparable 2007 period by $97,000, primarily as a result of reconciling our royalties with a partner for whom we were previously making estimates.

  Salaries. Overall, payroll and related costs attributable to production personnel increased by $248,000, of which $146,000 relates to acquisitions. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs from Skye and our technology consulting department.

  Other production related costs. Other production costs increased by $70,000 from 2007 to 2008. This is a direct result of costs related to custom projects and our recent acquisitions and increased shipping costs.

     General and administrative expenses

          General and administrative expenses for the six-month period ended June 30, 2008, were $4.05 million compared to $3.54 million for the six-month period ended June 30, 2007, an increase of $510,000, or 14%. This increase is primarily attributable to the assumption of various operating expenses in connection with our recent acquisitions.

          General and administrative costs consist of a number of different types of expenses, including salaries and related costs. Compensation expense for the 2008 period increased $480,000 over the compensation expense for the 2007 period. Compensation expense includes stock based compensation expense of $106,000 for the 2008 period and $18,000 for the 2007 period.

          Non-compensation-related operating costs increased only $30,000 from the 2007 to the 2008 period. Although certain operating costs have increased as a result of our acquisitions, such as telephone, office expenses, outsourced customer service and credit card processing costs, these have been offset by decreases in expenses such as professional fees, insurance and rent. We continue to look for other opportunities to reduce our overhead.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $79,000 in the first six-months of 2008 compared to the comparable period in 2007 as a result of our recent acquisitions, capitalized course costs and equipment purchases, offset by a decline in amortization from previously capitalized course costs. We expect our depreciation and amortization expenses to continue to increase due to our recent acquisitions, although many of our older assets are either fully or almost fully depreciated.

     Operating (loss) income

          For the six months ended June 30, 2008, net loss from operations was $74,000 compared to an operating profit of $658,000 in the comparable period of 2007.

     Other income, net

          For the first six months of 2008, we had net interest income of $149,000 compared to net interest income of $190,000 in the first six months of 2007. This decrease is attributable to lower interest rates and the use of cash for acquisitions, capital expenditures and the purchase of treasury shares.

     Income Tax Benefit

      The income tax benefit from the six-month period ended June 30, 2008, is $35,000 as compared to $250,000 in the 2007 period. This amount is subject to change based on earnings during the year.

     Net income

          For the six months ended June 30, 2008, we recorded a net profit of $109,000, or $0.02 per share, basic and diluted, compared to a net income of $1,097,000 or $0.23 per share, basic and $.22 diluted, for the six months ended June 30, 2007. Earnings per share before the benefit of the deferred tax asset would have been $0.01 per share basic and diluted respectively for the current period.

Liquidity and Capital Resources

          Since becoming a public reporting company in October 2004, we have financed our working capital requirements through internally generated funds. In addition, our initial public offering yielded net proceeds of approximately $6.0 million. Through June 30, 2008, we used approximately $1.6 million of the net proceeds from the offering to make acquisitions and $500,000 to repay debt.

          Our working capital as of June 30, 2008, was approximately $5.3 million compared to $5.7 million at December 31, 2007. Our current ratio at June 30, 2008, was 1.80 to 1.0 compared to 1.87 to 1.0 at December 31, 2007. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $6.0 million at June 30, 2008, compared to $5.3 million at December 31, 2007. This growth is from our subscription-based products and will be earned over the next 12 months.

          At June 30, 2008, we had cash and cash equivalents of $10 million. For the six months ended June 30, 2008, we reported a net decrease in cash of $68,000, which reflects $891,000 of cash provided by operating activities offset by $650,000 of cash used by investing activities and $309,000 of cash used in financing activities.

          The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          For the 2008 period, cash used in investing activities included capital expenditures of $178,000, primarily computer equipment purchases, $25,000 for the acquisition of engineering course content and $13,000 for internally developed courses. We expended $433,000 for software development costs relating to our learning management system. We continually upgrade our technology hardware and we do not anticipate any unusual capital expenditures relating to equipment purchases over the next 12 months.

          For the 2008 period, cash used in financing activities included $20,000 received from the exercise of stock options and $329,000 expended for the purchase of treasury shares under our share buy-back program.

Contractual Obligations, Commitments and Contingencies

          At June 30, 2008, we had no indebtedness.

          As of June 30, 2008, we had commitments under three operating leases: (i) the leases for our executive offices in Hawthorne, New York; (ii) a lease in Westborough, Massachusetts, where our Working Values subsidiary and its Cognistar Legal division are based; and (iii) a lease in Bridgewater, New Jersey where Skye is based. Our financial commitment under all three leases aggregates approximately $625,000 through February 2010. In connection with our acquisition of Loscalzo Associates Ltd. in July 2008 we signed a three-year lease for an office in Red Bank, New Jersey, with a total rent payable of $180,000 or $5,000 per month.

          We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

          Although we have no current plans to do so, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rate and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Item 3. Quantitative and Qualitative Risk Disclosures About Market Risk

          Not applicable.

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Use of Proceeds

          On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the “Registration Statement”) registering the offer and sale of units (each a “Unit” and collectively the “Units”), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used approximately $0.5 million of the net proceeds to repay indebtedness and approximately $1.6 million for acquisitions. The remaining $3.9 million was used to acquire Loscalzo in July 2008.

Company Purchases of its Equity Securities

On November 6, 2007, the Board of Directors approved a stock buy back program under which $750,000 of our funds was allocated to purchase shares of our common stock on the NASDAQ Capital Market. During the current quarter $209,484 was expended for the purchase of 55,794 shares of our common stock. As of April 22, 2008, our common stock is listed on the NASDAQ Capital Market.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum
			of Shares (or	Number (or
			Units)	Approximate
	(a)		Purchased as	Dollar Value) of
	Total	(b)	Part of	Shares (or Units)
	Number	Average	Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs

Month #1
(April 1-30, 2008)	--	--	--	$ 750,000

Month #2
(May 1-31, 2008)	29,934	$ 3.90	29,934	$ 633,229

Month #3
(June 1-30, 2008)	25,860	$ 3.59	25,860	$ 540,516

Total	55,794	$ 3.75	55,794	$ 540,516

Item 3. Defaults Upon Senior Securities.

           None.

Item 4. Submission of Matters to a Vote of Security Holders

          On Tuesday, June 17, 2008, at 11:00 a.m. New York City time we held our 2008 Annual Meeting of Stockholders for the purposes of (i) electing two (2) Class I directors; and (ii) obtaining advisory approval of the appointment of our independent registered public accounting firm for the fiscal year ending December 31, 2008.

          In connection with the Annual Meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to any of the director-nominees. At the Annual Meeting, all of the director-nominees, Martin H. Lager and John J. Gorman, were re-elected for three-year terms. Each director-nominee received at least 3,863,513 votes, which represented 96.5% of the shares voted. The other directors, whose term of office continued after the election, are Allen S. Greene, Leonard J. Stanley and Jack Fingerhut. Finally, advisory approval of the appointment of Holtz Rubenstein Reminick LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2008 was ratified with 3,987,627 votes in favor, representing 99.5% of the shares voted.

Item 5. Other Information.

           None.

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

SmartPros Ltd.
(Registrant)

Date: August 7, 2008	/s/ Allen S. Greene
Chief Executive Officer

Date: August 7, 2008	/s/ Stanley P. Wirtheim
Chief Financial Officer
(Principal Financial Officer)