Form 10-Q
period 2008-09-30
SmartPros Ltd.
filed 2008-11-12
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2008, there were 4,916,456 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT

September 30, 2008

i

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

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,156,745	$10,072,338
Accounts receivable, net of allowance for doubtful accounts of $39,677 at September 30, 2008 and $39,842 at December 31, 2007	1,921,472	1,964,483
Prepaid expenses and other current assets	244,884	237,097
Total Current Assets	8,323,101	12,273,918

Property and equipment, net	660,490	630,857
Goodwill	3,637,731	145,684
Other intangibles, net	3,585,086	3,296,538
Other assets, including restricted cash of $150,000	154,673	154,673
Deferred tax asset	1,152,000	978,000
	9,189,980	5,205,752
Total Assets	$17,513,081	$17,479,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$398,187	$786,781
Accrued expenses	304,399	419,886
Other liabilities	40,040	40,040
Deferred revenue	5,218,811	5,318,382
Total Current Liabilities	5,961,437	6,565,089

Long-Term Liabilities:
Other liabilities-net of current portion	9,999	40,041
Total Long-Term Liabilities	9,999	40,041

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, authorized 1,000,000	--	--
shares, 0 shares issued and outstanding
Common stock, $.0001 par value, authorized 30,000,000 shares,	531	530
5,313,781 issued and 4,916,456 outstanding at September 30,
2008; and 5,304,698 issued and 4,993,967 outstanding at December 31, 2007
Additional paid-in capital	17,090,525	16,925,314
Accumulated (deficit)	(4,270,742)	(5,106,459)
Common stock in treasury, at cost –397,325 and 310,731 shares	(1,273,417)	(922,625)
Deferred compensation	(5,252)	(22,220)
Total Stockholders’ Equity	11,541,645	10,874,540
Total Liabilities and Stockholders’ Equity	$17,513,081	$17,479,670

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$12,579,448	$10,907,885	$4,641,915	$3,697,724
Cost of revenues	5,557,525	4,009,938	2,001,564	1,325,621
Gross profit	7,021,923	6,897,947	2,640,351	2,372,103

Operating Expenses:
Selling, general and administrative	5,929,489	5,287,878	1,879,322	1,747,238
Depreciation and amortization	618,049	505,021	212,199	177,757
	6,547,538	5,792,899	2,091,521	1,924,995
Operating income	474,385	1,105,048	548,830	447,108

Other Income:
Interest income, net of expense	194,817	302,422	46,224	112,655
	194,817	302,422	46,224	112,655

Income before benefit for income taxes	669,202	1,407,470	595,054	559,763

Income tax benefit	166,515	465,792	131,515	215,792
Net income	$835,717	$1,873,262	$726,569	$775,555

Net income per common share:
Basic net income per common share	$0.17	$0.38	$0.15	$0.16
Diluted net income per common share	$0.17	$0.37	$0.15	$0.15

Weighted average number of shares
outstanding
Basic	4,956,732	4,916,823	4,920,755	4,954,854
Diluted	4,995,932	5,009,132	4,949,992	5,114,285

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$835,717	$1,873,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	618,049	505,021
Decrease in deferred compensation	16,968	48,168
Stock compensation expense	145,039	27,000
Deferred income tax benefit	(174,000)	(475,000)
Gain on sale of equipment	(3,616)	(12,575)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	803,308	(45,460)
Prepaid expenses and other current assets	12,061	44,417
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(393,605)	(89,866)
Deferred revenue	(131,358)	551,914
Other liabilities	(30,042)	(30,042)
Total adjustments	862,804	523,577
Net Cash Provided by Operating Activities	1,698,521	2,396,839

Cash Flows from Investing Activities:
Acquisition of property and equipment	(204,116)	(156,883)
Capitalized course costs	(31,449)	(67,725)
Capitalized software development	(617,961)	(164,565)
Property and equipment acquired from acquisitions	(25,252)	(62,201)
Proceeds from sale of asset	12,000	--
Intangible assets acquired from acquisitions	(66,558)	(269,099)
Cash paid for acquisitions	(4,350,160)	(18,412)
Net Cash (Used in) Investing Activities	(5,283,496)	(738,885)

Cash Flows from Financing Activities:
Exercise of stock options, warrants and other	20,174	243,370
Purchase of treasury stock	(350,792)	--
Payments under capital lease obligations	--	(11,767)
Net Cash (Used in) Provided by Financing Activities	(330,618)	231,603

Net (decrease) increase in cash and cash equivalents	(3,915,593)	1,889,557
Cash and cash equivalents, beginning of period	10,072,338	7,393,789
Cash and cash equivalents, end of period	$6,156,745	$9,283,346

Supplemental Disclosure:
Cash paid for interest	$140	$992
Cash paid for taxes	$7,485	$--

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. (“SmartPros” or the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (the “Commission”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Commission on March 25, 2008. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”) (formerly known as Working Values, Ltd.), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates, Ltd. (“Loscalzo”) acquired on July 3, 2008. All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies

     The Company, a Delaware corporation, was organized in 1981 as Center for Video Education, Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and Internet subscription services directed to corporate accountants, financial managers and accountants in public practice. With the acquisition of Loscalzo in July 2008 the Company now offers live instructional training to accountants and accounting firms throughout the United States As a result of acquisitions made in 2000 and 2006, the Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. As a result of an acquisition made in 2003, the Company develops programs on governance, compliance and ethics for the general corporate market. As a result of a series of acquisitions made since 2006, the Company also offers educational products for the banking, legal, financial services, insurance and pharmaceutical industries and for information technology professionals.

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

     Capitalized Course Costs

     Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalogue. The amortization period is five years, except for the Sarbanes-Oxley courses, which have a three-year amortization period. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions made since 2003, the Company is amortizing $600,000 of course costs over a five-year period. Included in other intangible assets at September 30, 2008, are capitalized course costs of $159,493 (exclusive of Sarbanes-Oxley courses), net of accumulated amortization of $36,152.

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

     Earnings Per Share

     Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 39,200 and 92,309 for the nine months periods ended September 30, 2008 and 2007, include the Company’s stock options, warrants and grants that are dilutive.

     Stock-Based Compensation

     The Company’s 1999 Stock Option Plan (the “Plan”) permits the grant of options and restricted stock awards to employees, directors and consultants. The total number of shares currently reserved for issuance under the Plan is 752,003, provided that restricted stock awards may not exceed 200,000 shares. As of September 30, 2008, there were 384,650 options outstanding under the Plan, of which 297,677 are currently exercisable, and 66,772 shares of restricted common stock that were awarded under the Plan were outstanding. As of September 30, 2008, 300,581 shares reserved under the Plan are available for future grants of options and restricted stock awards, provided that only 133,228 of such shares are available for restricted stock awards. All stock options granted under the Plan

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

have an exercise price equal to the fair market value of the Common Stock on the grant date. Employee stock options generally vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards are subject to forfeiture unless certain time and/or performance requirements are satisfied.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $145,000 and $27,000 for the nine months periods ending September 30, 2008 and 2007, respectively.

     The assumptions used for the nine-month periods ended September 30, 2008 and 2007, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Nine months ended September 30,
	2008	2007
Expected life (years)	5.5	5.5 – 6.0
Risk-free interest rate	2.8 – 3.0%	4.1 – 4.63%
Volatility	45.0%	35.0 – 45.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$2.48	$2.32

     The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2008:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
Stock Options	Shares	per Share	Contractual Term

Outstanding at January 1, 2008	386,282	$4.62	5.5
Granted	34,025	$5.11
Exercised	(9,383)	$2.15
Forfeited/expired	(26,274)	$5.29
Outstanding at September 30, 2008	384,650	$4.68	6.0
Exercisable at September 30, 2008	297,677	$4.64	5.6

     Income Tax Benefit

     Since January 1, 2006, the Company recognizes the benefit of its deferred income tax asset available from its net operating loss carryforwards, which expire in 2023. This benefit is offset by any corporate alternative minimum income tax. This resulted in a cumulative net income tax benefit of $1,152,000 through September 30, 2008. The Company believes that in the near future it will have maximized its benefit available from its net operating loss carryforward and will begin to record an income tax provision that will reduce the deferred tax asset. The Company does not believe that it takes any aggressive income tax positions that would require disclosure under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Acquisition of Loscalzo Associates Ltd.

     On July 3, 2008, the Company acquired all of the outstanding shares of Loscalzo for approximately $4.4 million. The Company has not finalized the purchase price allocation.

     The following pro-forma results for the nine months ended September 30, 2008 and 2007 assume that the Loscalzo acquisition was made as of January 1, 2007:

	Nine Months Ended September 30,
	2008	2007

Revenues	$13,500,000	$12,900,000
Net income	$725,000	$220,000
Basic net income per share	$0.15	$.04
Diluted net income per share	$0.15	$.04

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

     Our learning and training solutions are delivered in multiple formats including videotape, CD-ROM, DVD. They are also available for distribution over the Internet and corporate intranets. Online subscription sales and delivery are the fastest growing part of our business.

     Since February 2006, we have made a number of acquisitions that have enabled us to expand into new markets and enhance our offerings to the markets we historically served.

     In 2004, we raised approximately $6 million of net proceeds in an initial public offering. As of September 30, 2008, we have used all of the proceeds, $500,000 to repay indebtedness and $5.5 million in connection with acquisitions. Our most recent acquisition occurred in July 2008 when we acquired Loscalzo, a leading provider of live continuing education training programs for the accounting profession. The net purchase price was approximately $4.4 million in cash. Loscalzo delivers seminars and conferences either through co-sponsorships with state CPA societies, accounting firms, association of accounting firms or on their own. We intend to continue our strategy of acquiring other companies that either compliment or expand our existing product offerings. We will use cash flow from operations, our publicly traded common stock, and, possibly, debt to enhance or augment our ability to consummate transactions. There are many risks involved with acquisitions. These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisitions opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the stockholder value that we anticipated at the outset.

     In the first quarter of 2008 we launched a new division that we call The Hawthorne Center of Excellence. We have engaged a number of academicians on a consulting basis to produce accounting- and finance-based courses. Upon completion of the requisite number of courses, a user will receive a certificate of completion. We will market this product to both our existing clients and the general public. We expect that the product line will have approximately 36 hours of coursework and may also qualify for CPE credits. To date, we have incurred limited costs relating to this project. However, once the courses have been developed and delivered to us, we will have to convert them to digital format for online delivery and begin our marketing efforts. Accordingly, we expect to incur significant expenses relating to this project in the second half of 2008. We expect that the first courses will be available for enrollment in the first quarter of 2009.

     While we have not experienced any significant impact from the general slowdown of the economy or current global credit crisis, continuing economic deterioration could have a negative impact on our net revenues and profitability in future periods. For example, recently we have noticed that clients are taking longer to renew their subscriptions.

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

     Revenues from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Revenues from the Loscalzo division are not subscription based and recognized when the seminar or conference is held. Engineering products are non-subscription-based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from the sale of legal courses, through our Cognistar Legal division, are either through direct sales, which are recognized immediately, or through prepaid course usage, in which case revenue is recognized as courses are taken. Unused course usage is treated as deferred revenue. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects, are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

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

Results of operations

Comparison of three months ended September 30, 2008 and 2007

     The third quarter of 2008 resulted in an operating profit and net income, even though we continue to expend internal resources to develop new products and update existing products in our course catalogues. The quarter’s results also include those of Loscalzo, acquired in July 2008.

     The following table compares our statement of income data for the three months ended September 30, 2008 and 2007. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training, information, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage	Change

Net revenues	$4,641,915	100.0%	$3,697,724	100.0%	25.5%
Cost of revenues	2,001,564	43.1%	1,325,621	35.8%	51.0%
Gross profit	2,640,351	56.9%	2,372,103	64.2%	11.3%
Selling, general and administrative	1,879,322	40.5%	1,747,238	47.3%	7.6%
Depreciation and amortization	212,199	4.6%	177,757	4.8%	19.4%
Total operating expenses	2,091,521	45.1%	1,924,995	52.1%	8.7%
Operating income	548,830	11.8%	447,108	12.1%	22.8%
Other income, net	46,224	1.0%	112,655	3.0%	(59.0%)
Net income before income tax benefit	595,054	12.8%	559,763	15.1%	6.3%
Income tax benefit	131,515	2.8%	215,792	5.8%	(39.1%)
Net income	$726,569	15.6%	$775,555	20.9%	( 6.3%)

     Net revenues

     Net revenues for the three months ended September 30, 2008, increased approximately $944,000, or 25.5%, compared to net revenues for the three months ended September 30, 2007. This increase was primarily due to the acquisition of Loscalzo whose revenues for the quarter were $908,000. The remaining increases came from: (i) the Financial Services Training division, whose net revenues increased $73,000 primarily as a result of acquisitions made during the third quarter of 2007; (ii) the Technology Training division, which we also acquired in the third quarter of 2007, whose revenues increased by $41,000; (iii) the Working Values Ethics and Compliance division whose revenues increased $21,000; (iv) the Engineering division whose revenues increased by $16,000, (v) a $69,000 increase in revenues from Skye, one of our wholly-owned subsidiaries; and (vi) an increase of $4,000 from the Congistar legal division of SmartPros Legal and Ethics, Ltd., another of our wholly-owned subsidiaries. These increases were offset by: (i) a $156,000 reduction in net revenues from our Accounting Education division; (ii) a $13,000 reduction in revenues from our technology consulting department; and (iii) an $18,000 reduction in revenues from our video production and duplication division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the accounting education department if that is where the sale originated, even if the project has nothing to do with accounting.

     In the third quarter of 2008, net revenues from our Accounting/Finance division, exclusive of Loscalzo were $2.19 million, or 47% of revenue, compared to $2.34 million, or 63% of revenue, in the comparable 2007 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased by $35,000 from $2.04 million in the 2007 period to $2.01 million in the corresponding 2008 period. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based decreased from $298,000 in 2007 to $177,000 in 2008. These revenues fluctuate from period to period, and are not indicative of any trends.

     Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue growth. However, many of our other products, including our Cognistar law library, our Financial Campus and banking courses and our technology training products are also delivered online. In the 2008 period, net revenues from online sales of accounting products accounted for approximately $966,000, or 21% of net revenues, compared to $906,000, or 25% of net revenues in the comparable 2007 period. This represents a 7% increase in absolute dollars. With the acquisitions made in 2007 and prior years, total online sales were $1.6 million in the 2008 period or 35% of sales as compared to $1.4 million or 38% of sales in the comparable 2007 period, an increase of 15%.

     For the three months ended September 30, 2008, Skye generated net revenues of $416,000 compared to $347,000 in the third quarter of 2007. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends. In addition, Skye has made its first sales of its new iReflect product. iReflect is a joint venture and revenues from the sales of this product will vary depending on a number of factors.

     Our Financial Services Training division generated $471,000 of net revenues in the quarter ended September 30, 2008, as compared to revenues of $398,000 in the comparable quarter of 2007. The increase was due to a number of acquisitions made in the third quarter of 2007 and therefore do not reflect an entire quarter of revenue.

     Our Technology Training Group, acquired in August 2007, generated $86,000 of net revenues in the current quarter as compared to $45,000 in the comparable quarter of 2007.

     In the quarter ended September 30, 2008, our SmartPros Legal and Ethics Ltd. (“SLE”) subsidiary had net revenues of $312,000 compared to net revenues of $287,000 for the quarter ended September 30, 2007. For the 2008 period, $179,000 of SLE’s net revenues were generated by the Working Values Ethics and Compliance division, and $133,000 was generated by the Cognistar Legal division. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

     Our Engineering division generated $236,000 of net revenues in the third quarter of 2008 compared to $220,000 in the third quarter of 2007. This increase is not necessarily indicative of any trends, but is a result of timing differences, in the placement of orders from customers and greater marketing efforts. Sales of our engineering products are not subscription based.

     Net revenues from video production and duplication services were $25,000 and from technology consulting services were $2,000 for the third quarter of 2008 compared to $43,000 and $15,000 respectively for the third quarter of 2007. We believe these fluctuations in net revenues continue to reflect a steady decline in the tape duplication business. The technology consulting division continues to devote a substantial portion of its resources to other divisions of the Company.

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

     Our gross profit margin decreased for the three months ended September 30, 2008, to 56.9% compared to 64.2% for the comparable period in 2007. This decrease is attributable, in part, to: (i) our recent acquisitions, as we added additional personnel in our technology area; and (ii) changes in our product mix. As a result of the Loscalzo acquisition, we will see fluctuations in our gross profit percentage as its business is seasonal. We have devoted a significant amount of internal resources in developing new products, re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

     Cost of revenues increased by approximately $676,000 in the current quarter from the comparable period last year. The increase is attributable to a number of factors, including costs of revenues associated with Loscalzo as well as increased salaries and related costs resulting from acquisitions made in 2007, and increased costs of producing various custom projects for clients. We have increased our labor costs as a result of these acquisitions in order to integrate these products into our various delivery platforms. We have also expended internal labor for the development of the iReflect product, which costs have not been capitalized. We outsource a substantial amount of technology projects to firms where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. We have determined that it is cheaper to outsource certain projects rather than hire additional personnel. In addition, royalty expense increased by $96,000, primarily as a result of new and increased business and timing differences in reconciling our obligations to the licensors in both the accounting and engineering sectors.

  Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non- video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $55,000, after capitalizing a portion of these costs. This increase is directly related to work on a number of custom projects. Direct production costs, which are costs related to producing videos, courses or custom projects other than labor costs, such as the cost of renting equipment and locations and the use of consultants increased $11,000. A substantial portion of this increase is related to outside consultants who obtain approvals from various state entities for the Financial Campus course catalogue as well as processing the certificates of completion. (We acquired Financial Campus, which is part of our Financial Services Training division, in the third quarter of 2007.) The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

  Royalties. Royalty expense increased in the three months ended September 30, 2008, compared to the comparable 2007 period by $96,000. This is a result of increased business from new and existing products and timing differences in reconciling our obligations to the licensors.

  Salaries. Overall, payroll and related costs attributable to production personnel increased by $236,000, which includes Loscalzo’s salaries We also capitalized a portion of these costs during the current quarter, which would have resulted in a larger increase. We have reduced salaries and related costs in our video production and technology consulting departments as a result of decreased business and outsourcing. This is offset by increased salaries and related costs as a result of normal salary increases and additional personnel acquired as a result of the Loscalzo acquisition and the acquisitions made during the third quarter of 2007.

  Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $379,000 from 2007 to 2008. Of this increase, $375,000 was a direct result of the Loscalzo acquisition, which provides live training throughout the United States and includes the costs of the lecturers as well as travel and related costs.

     Selling, general and administrative expenses

     General and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. General and administrative expenses for the three months ended September 30, 2008, increased $132,000, or 8%, compared to the three months ended September 30, 2007. The increase in general and administrative expenses is primarily attributable to the various acquisitions we made and to an overall increase in the costs of doing business.

     Compensation expense in the 2008 period increased only $37,000 over compensation expense for the 2007 period. Our total number of full-time general and administrative employees at September 30, 2008, was 56 compared to 49 at September 30, 2007. Compensation expense includes stock-based compensation expense of $30,000 for the 2008 period and $17,000 for the 2007 period.

     In September 2006 we began to outsource our customer service operations. This function was formerly performed internally. For the quarter ended September 30, 2008, our external customer service expense was approximately $47,000 compared to $39,000 in the comparable 2007 quarter, as we added an additional service person to handle the Financial Service Training products. Our other general and administrative costs, exclusive of compensation costs and customer service, increased $55,000. These costs consist of a number of expenses including professional fees, bank and credit card processing fees and also include the operating expenses of Loscalzo for the period. Although, we make every effort to control our costs, we anticipate that general and administrative expenses will continue to increase as a result of acquisitions and a general increase in such costs as health insurance and travel.

     Depreciation and amortization

     Depreciation and amortization expenses increased by $34,000 in the third quarter of 2008 compared to the third quarter of 2007 as a result of increased amortization expense from our capitalized course costs, intangible assets that we acquired and from the depreciation of fixed assets that we acquired and/or purchased in 2007 and 2008. We expect our depreciation and amortization expense to continue to increase as we replace and add computer equipment and capitalize internal costs for the development of new courses. We have completed the development of our new learning management system and will begin to amortize its cost commencing in the fourth quarter of 2008.

     Operating income

     For the three months ended September 30, 2008, net income from operations was $548,000 compared to a net operating income of $447,000 in the comparable period of 2007.

     Other income, net

     Other income and expense items consist of interest earned on deposits, net of any interest expense. We have no debt. In the quarter ended September 30, 2008, we used approximately $5.3 million of our cash to acquire Loscalzo, purchase treasury shares, purchase additional computer equipment, and capitalize our new LMS and course content during the quarter. That and lower interest rates resulted in a decrease in interest income for the third quarter of 2008 as compared to the third quarter of 2007 by $66,000. Due to the general decrease in interest rates and cash expended for the acquisition of Loscalzo in July 2008, we anticipate lower interest income in future periods.

     Income Tax Benefit

      We account for deferred tax benefits available from our net operating loss carryforward pursuant to SFAS No. 109. In the current quarter we recognized $139,000 of such benefits. To date we have recognized a total of approximately $1.15 million in such benefits.

     Net income

     For the three months ended September 30, 2008, we recorded net income of $727,000, or $0.15 per share, basic and diluted, compared to net income of $776,000, or $0.16 and $0.15 per share, basic and diluted, for the three months ended September 30, 2007. Earnings per share for the 2008 and 2007 periods before the benefit of the deferred tax asset would have been $.12 and $.11 per share basic and diluted, respectively.

Comparison of nine months ended September 30, 2008 and 2007

     The following table compares our statement of income data for the nine months ended September 30, 2008 and 2007. The trends suggested by this table may not he indicative of future operating results, which will depend on various factors including the relative mix of products sold and the method of sale as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage	Change

Net revenues	$12,579,448	100.0%	$10,907,885	100.0%	15.3%
Cost of revenues	5,557,525	44.20%	4,009,938	36.8%	38.6%
Gross profit	7,021,923	55.8%	6,897,947	63.2%	1.8%
Selling, general and administrative	5,929,489	47.1%	5,287,878	48.5%	12.1%
Depreciation and amortization	618,049	4.9%	505,021	4.6%	22.4%
Total operating expenses	6,547,538	52.0%	5,792,899	53.1%	13.0%
Operating income	474,385	3.8%	1,105,048	10.1%	(57.1%)
Other income, net	194,817	1.5%	302,422	2.8%	(35.6%)
Net income before income tax benefit	669,202	5.3%	1,407,470	12.9%	(52.5%)
Income tax benefit	166,515	1.3%	465,792	4.3%	(64.3%)
Net income	$835,717	6.6%	$1,873,262	17.2%	( 55.5%)

     Net revenues

     Net revenues for the nine-months ended September 30, 2008, increased approximately $1.7 million, or 15.3%, compared to net revenues for the nine months ended September 30, 2007. This increase was primarily due to the acquisition of Loscalzo that generated approximately $908,000 of revenues. In addition, the remaining increases were a result of the following: (i) the Financial Services Training division, whose net revenues increased $810,000, primarily as a result of acquisitions in the middle of the third quarter of 2007; (ii) the Engineering division whose net revenues increased $60,000; and (iii) the Technology Training Group, which we also acquired in the third quarter of 2007 whose net revenues increased by $188,000; and (iv) a net increase from SLE of $13,000. These increases were offset by: (i) a reduction in the net revenues from the accounting and finance division of $88,000, most of which is from non-subscription based revenues such as advertising and custom work; (ii) a reduction in the aggregate net revenues from the video production and duplication and technology consulting departments of $91,000; and (iii) a reduction in net revenues from Skye of $128,000.

     In the first nine months of 2008, our Accounting/Finance division, including the revenues from Loscalzo, generated net revenues of $7.6 million, representing 60% of total net revenues for the period. For the comparable period of 2007, this division generated net revenues of $6.8 million, representing 62% of total net revenues. The percentage of Accounting/Finance revenues as compared to total net revenues is down because of revenues from other non-accounting acquisitions made in the third quarter of 2007 that have increased total revenues. Net revenues attributable to sales of both our subscription-based products, and direct sales of course material on a non-subscription basis, increased to $6.16 million for the 2008 period compared to $6.1 million for the 2007 period. This increase is due to our continued marketing efforts and the conversion of a number of clients to our online products. Net revenues generated by Loscalzo for the current period was approximately $908,000. Loscalzo’s net revenues are seasonal and the third and fourth calendar quarters have traditionally been their largest, as most accountants do not take training in the first calendar quarter during the tax season. Net revenues from non-subscription-based accounting/finance products decreased from $723,000 in the 2007 period to $536,000 in the 2008 period. These revenues include advertising and custom work and fluctuate from period to period, and are not indicative of any trends. In addition, certain custom projects for accounting clients have been transferred to other divisions.

     Net revenues from online sales, which are primarily accounting/finance products, continue to be an important factor contributing to our overall revenue growth. In the 2008 period, net revenues from all online sales accounted for approximately $4.8 million, or 38% of net revenues, compared to $3.5 million, or 32% of net revenues, in the comparable 2007 period. This represents a 38% increase in absolute dollars even though as a percentage of net revenues online sales declined.

     For the nine months ended September 30, 2008, Skye generated net revenues of $1.47 million compared to $1.6 million of net revenues in the first nine months of 2007. This decrease is not attributable to any specific trend.

     Net revenues generated by the Financial Services Training division were $1.4 million in the first nine months of 2008. For the comparable 2007 period, the Financial Services Training division generated net revenues of $622,000. The increase was attributable to the acquisition of Financial Campus in August 2007.

     The Technology Training Group acquired in August 2007 generated $233,000 in net revenues during the period, as compared to $45,000 in the comparable 2007 period. This division was also acquired in the third quarter of 2007.

     For the nine months of 2008 and 2007, SLE contributed a total of $1 million to net revenues. For the 2008 period, $585,000 of SLE’s net revenues were generated by the Working Values Ethics and Compliance division and $425,000 was generated by the Cognistar Legal division. For the corresponding 2007 period, the Working Values Ethics and Compliance division and the Cognistar Legal division generated $563,000 and $434,000 of net revenues respectively. Revenue generated by our Working Values Ethics and Compliance division is derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenues primarily from prepaid course usage and direct sales of its courses.

     For the nine months of 2008, our Engineering division generated net revenues of $697,000 compared to net revenues of $637,000 in the same 2007 period. This increase is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers and greater marketing efforts.

     Net revenues from video production, duplication and consulting services for the first nine months of 2008 were $138,000 compared to $229,000 for the comparable 2007 period.

     Cost of revenues

     Our gross profit margin for the nine-month period ended September 30, 2008, was 55.8% compared to 63.2% for the nine-month period ended September 30, 2007. The decrease is due, in part, to our recent acquisitions and changes in our product mix. We devoted a significant amount of internal resources to develop new products; re-tooling existing products and technology and integrating our recently acquired subsidiaries into our various platforms. These costs have not been capitalized and are therefore included in our cost of revenues.

     Cost of revenues for the nine-month period ended September 30, 2008, was $5.56 million compared to $4.01 million for the nine-month period ended September 30, 2007, an increase of $1.55 million, or 38.6% . The increase was primarily attributable all of the acquisitions made in the third quarter of 2007 and the Loscalzo acquisition made in the third quarter of this year and other production related costs including the introduction of Skye’s iReflect product.

  Outside labor and direct production costs. Outside labor costs, exclusive of Loscalzo increased $220,000, including the costs of developing iReflect and modifying existing courses. This increase is directly related to the outsourcing of technology personnel. Direct production costs, which are costs related to producing videos or courses other than labor costs, such as the cost of renting equipment and locations, increased $306,000. This increase is primarily related to outside consultants for the Financial Campus products. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

  Royalties. Royalty expense increased in the nine months ended September 30, 2008, compared to the comparable 2007 period by $193,000, primarily as a result of increased business from new and existing products and timing differences in reconciling our obligations to the licensors.

  Salaries. Overall, payroll and related costs attributable to production personnel increased by $414,000, of which $300,000 relates to 2008 and 2007 acquisitions. We have reduced salaries and related costs in our video production department as a result of decreased business. This is offset by increased salaries and related costs from Skye and our technology consulting department.

  Other production related costs. Other production costs increased by $447,000 from 2007 to 2008. This is a direct result of costs related to Loscalzo for the same reasons previously noted above and slight increases in other costs such as shipping.

     General and administrative expenses

     General and administrative expenses for the nine-month period ended September 30, 2008, were $5.93 million compared to $5.28 million for the nine-month period ended September 30, 2007, an increase of $641,000, or 12.1% . This increase is primarily attributable to the assumption of various operating expenses as a result of recent acquisitions.

     General and administrative costs consist of a number of different types of expenses, including salaries and related costs. Compensation expense for the 2008 period increased $623,000 over the compensation expense for the 2007 period. Compensation expense includes stock based compensation expense of $108,000 for the 2008 period and $14,000 for the 2007 period.

     Although certain operating costs have increased as a result of our acquisitions, such as telephone, office expenses, outsourced customer service and credit card processing costs, these have been offset by decreases in expenses such as professional fees, insurance and rent. We continue to look for other opportunities to reduce our overhead.

     Depreciation and amortization

     Depreciation and amortization expenses increased by $113,000 in the first nine-months of 2008 compared to the comparable period in 2007 as a result of our recent acquisitions, capitalized course costs and equipment purchases, offset by a decline in amortization from previously capitalized course costs. We expect our depreciation and amortization expenses to continue to increase due to our recent acquisitions and equipment purchases. We have not yet determined the amortizable portion of the assets acquired from Loscalzo, all of which are included in goodwill. We have until June 30, 2009 to allocate the purchase price. We have retained an independent consultant to assist in valuing the amortizable assets acquired. This will also result in increased amortization expense over the next number of years.

     Operating income

     For the nine months ended September 30, 2008, net income from operations was $474,000 compared to $1,105,000 in the comparable period of 2007.

     Other income, net

     For the first nine-months of 2008, we had net interest income of $195,000 compared to net interest income of $302,000 in the first nine months of 2007. This decrease is attributable to lower interest rates and the use of cash for acquisitions, capital expenditures and the purchase of treasury shares.

     Income Tax Benefit

     The income tax benefit from the nine-month period ended September 30, 2008, is $174,000 as compared to $475,000 in the 2007 period. This amount is subject to change based on earnings during the year.

     Net income

     For the nine-months ended September 30, 2008, we recorded a net profit of $836,000, or $0.17 per share, basic and diluted, compared to a net income of $1,873,000 or $0.38 per share, basic and $0.37 diluted, for the nine-months ended September 30, 2007. Earnings per share before the benefit of the deferred tax asset would have been $0.14 per share basic and $0.13 per share diluted respectively for the current period.

Liquidity and Capital Resources

     Since becoming a public reporting company in October 2004, we have financed our working capital requirements through internally generated funds. In addition, our initial public offering yielded net proceeds of approximately $6.0 million. With the Loscalzo acquisition in August 2008, we have now used all of the proceeds from the offering to make acquisitions and to repay debt. Our working capital at September 30, 2008 was $2.4 million compared to $5.7 million at December 31, 2007. Our current ratio at September 30, 2008, was 1.4 to 1.0 compared to 1.87 to 1.0 at December 31, 2007. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.2 million at September 30, 2008, compared to $5.3 million at December 31, 2007.

      At September 30, 2008, we had cash and cash equivalents of $6.2 million. For the nine-months ended September 30, 2008, we reported a net decrease in cash of $3.9 million, which reflects $1.7 million of cash provided by operating activities offset by $5.3 million of cash used by investing activities and $331,000 of cash used in financing activities.

     The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

     For the 2008 period, cash used in investing activities included capital expenditures of $204,000, primarily computer equipment purchases, $25,000 for the acquisition of engineering course content and $31,000 for internally developed courses. We expended $618,000 for software development costs relating to our learning management system. We also expended approximately $4.4 million to make acquisitions.

     We continually upgrade our technology hardware and we do not anticipate any unusual capital expenditures relating to equipment purchases over the next 12 months.

     For the 2008 period, cash used in financing activities included $20,000 received from the exercise of stock options and $351,000 expended for the purchase of treasury shares under our share buy-back program.

Contractual Obligations, Commitments and Contingencies

     At September 30, 2008, we had no indebtedness for borrowed money.

     As of September 30, 2008, we had commitments under four real estate leases: (i) the leases for our executive offices in Hawthorne, New York; (ii) a lease in Westborough, Massachusetts, where our Working Values subsidiary and its Cognistar Legal division are based; (iii) a lease in Bridgewater, New Jersey where Skye is based; and (iv) a lease in Red Bank, New Jersey where Loscalzo is based. In connection with our acquisition of Loscalzo we signed a three-year lease with a total rent payable of $180,000 or $5,000 per month. Our financial commitment under all four leases aggregates approximately $686,000 through June 2011. We also have a number of operating leases for office equipment, none of which are material individually or in the aggregate.

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

Item 4T. Controls and Procedures

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

Use of Proceeds

     On October 19, 2004, our registration statement on Form SB-2, commission file number 333-115454 (the “Registration Statement”) registering the offer and sale of units (each a “Unit” and collectively the “Units”), each Unit consisting of three shares of our common stock, par value $.0001 per share, and one and one-half common stock purchase warrants, was declared effective by the U.S. Securities and Exchange Commission. The warrants included in the Units have a term of five years and an exercise price of $7.125 per share. We sold all 600,000 Units covered by the Registration Statement. Paulson Investment Company, Inc. was the representative of the underwriters of the offering. The gross proceeds to us from the offering were $7.65 million and the net proceeds were $6.0 million. As of the date hereof, we used approximately $0.5 million of the net proceeds to repay indebtedness and approximately $5.5 million for acquisitions.

Company Purchases of its Equity Securities

     On November 6, 2007, the Board of Directors approved a stock buy back program under which $750,000 of our funds was allocated to purchase shares of our common stock. During the current quarter $21,700 was expended for the purchase of 5,500 shares of our common stock. As of April 22, 2008, our common stock is listed on the NASDAQ Capital Market.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum
			of Shares (or	Number (or
			Units)	Approximate
	(a)		Purchased as	Dollar Value) of
	Total	(b)	Part of	Shares (or Units)
	Number	Average	Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs

Month #1
(July 1-31, 2008)	--	--	--	$540,516

Month #2
(August 1-31, 2008)	--	--	--

Month #3
(September 1-30, 2008)	5,500	3.95	5,500

Total	5,500	3.95	5,500	$518,816

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders

              None.

Item 5. Other Information.

              None.

Item 6. Exhibits.

      Exhibits:

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated as of July 3, 2008.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2008.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.
(Registrant)

Date: November 11, 2008	/s/ Allen S. Greene
Chief Executive Officer

Date: November 11, 2008	/s/ Stanley P. Wirtheim
Chief Financial Officer
(Principal Financial Officer)