Form 10-K
period 2008-12-31
SmartPros Ltd.
filed 2009-03-24
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-32300

SMARTPROS LTD.

(Name of Small Business Issuer in its Charter)

Delaware	13-4100476

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Skyline Drive, Hawthorne, New York	10532

(Address of Principal Executive Office)	(Zip Code)

(914) 345-2620

Issuer’s Telephone Number Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.0001 per share	NASDAQ CAPITAL MARKET
Warrants	NASDAQ CAPITAL MARKET

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                           Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                                     Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                 Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,903,295, based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common equity, as of March 19, 2009: 5,324,316

DOCUMENTS INCORPORATED BY REFERENCE

           The definitive proxy statement, relating to the issuer’s Annual Meeting of Stockholders to be held on or about June 16, 2009, is incorporated by reference in Part III to the extent described therein.

SMARTPROS LTD.

Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

           Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

           The terms “we,” “our,” “us,” or any derivative thereof, as used herein shall mean SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

PART I

Item 1.	Description of Business

Overview

            We provide learning and training solutions for specific professional markets, including accounting/finance, legal, engineering, securities and insurance—all of which have mandatory continuing education requirements—as well as information technology professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses, live training and produce custom-designed programs with delivery methods best suited to the specific needs of our clients. Our customers include professional firms and companies of all sizes, who purchase our courses for use by their employees, and individuals who purchase our courses or subscriptions on a retail basis. Our e-marketing and e-commerce business sells ads on our Web site and develops customized newsletters and marketing programs for our clients.

            Our learning solutions for professionals are designed to meet the initial and/or the ongoing licensing and continuing professional education requirements imposed by governmental agencies and professional standards organizations.

•

Most of the courses in our accounting/finance library are designed to meet the standards and adhere to the requirements of all state boards of accountancy and those of various professional and certifying organizations.

•

In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations including: the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, the American Society of Mechanical Engineers and the Project Management Institute.

•

Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial service professionals including insurance brokers, bankers and licensed security industry professionals.

•

Our entire continuing legal education library is approved in 12 states and the United Kingdom, and some or all of the continuing legal education courses are approved in 29 states. Unlike the accounting and engineering professions where a national organization oversees the approval process for continuing education courses, in the legal profession each state’s bar, judiciary or other organization controls the approval process.

•

In the general corporate market, our training solutions are designed to meet corporate learning objectives applicable to specific skills and issues regarding integrity and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. For example, our programs may deal with issues prompted by the Sarbanes-Oxley Act of 2002, the U.S. Federal Sentencing Guidelines and laws addressing workplace misconduct such as harassment.

            Our products are available in multiple formats including print, CD-ROM, DVD and via the Internet. The Internet continues to be our fastest growing delivery channel, attracting new and existing subscribers. Until January 1, 2009, we also offered our monthly subscription products in videotape format. We continue to offer our archived courses in video format but all new programs are produced in DVD format. With the acquisitions of The Selbst Group (Selbst) in 2007 and Loscalzo Associates, Ltd. (Loscalzo) in 2008, we now offer live seminars directed to accountants and financial services professionals delivered through a number of different channels.

           Our solutions are flexible, cost-efficient and easy to use. They alleviate many of the inefficiencies associated with traditional classroom training such as travel costs, scheduling difficulties and opportunity costs. In addition, we offer clients a robust, comprehensive learning content management system known as the SmartPros Professional Education Center (PEC). The PEC provides clients and their employees a platform to take continuing education over the Internet and the ability to track their usage and performance.

Corporate History

           We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc. and in June 2001 we changed our name to SmartPros Ltd.

Industry Background

           The American Society for Training and Development, in its 2006 State of the Industry report, estimated that in 2006 U.S. organizations spent $109 billion on employee learning and development. The accounting and finance market includes certified public accountants, certified management accountants, certified internal auditors and non-certified accounting, finance and management professionals, most of whom have mandatory continuing education requirements.

           Accounting and Finance

           According to the Bureau of Labor Statistics, in 2007 there were over two million accountants and finance professionals in the United States. The American Institute of Certified Public Accountants claims it has over 330,000 members representing approximately 60% of all the certified public accountants in the United States. Based on this, we estimate there are currently more than 500,000 CPAs and financial professionals that require continuing professional education (CPE) credit to maintain their professional accreditations and hundreds of thousands of other financial management professionals that require CPE credit to maintain their certifications.

           To maintain their licenses, accounting professionals must satisfy the CPE requirements mandated by the state Boards of Accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state (other than Wisconsin) and the District of Columbia and the U.S. Territories (other than the Virgin Islands), generally requires on average 40 hours of continuing professional education credit annually to maintain their certification. In 45 states, the District of Columbia and Puerto Rico courses offered by the National Registry of CPE Sponsors, a program offered by the National Association of State Boards of Accountancy (NASBA) automatically qualify for CPE credit. We are an approved NASBA sponsor.

           Engineering

           According to the Bureau of Labor Statistics, in 2007 there were 1.5 million engineers in the United States and over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering, is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2008 over 40,000 engineers sat for the exam and 70% passed. In addition, engineers who pass the Fundamentals of Engineering exam must then take a second exam to be licensed as a professional engineer in a specific area such as civil engineering or mechanical engineering. For example, the Professional Engineering exam (PE) for civil engineering is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2008, 60% of the total candidates taking the PE exam, which covers multiple disciplines, passed.

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

           Legal

           Forty-one states require some form of continuing legal education with requirements ranging between 10 hours per year to 45 hours every three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult.

           Ethics & Compliance

           In addition to these professions, employees of financial service firms including banks, brokerage houses and insurance companies, have employees who hold various licenses granted by the federal and/or state governments or administrative agencies that require continuing education or need training to prepare for their various professional licensing examinations.

Over the last ten years, legislators, government and market regulators, the investment community and the general public have become more focused on issues involving corporate governance, ethics and compliance. Allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations, brokerage firms, mutual funds, market specialists and the New York Stock Exchange has fueled this new consciousness. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, the United States Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public. We anticipate that corporate spending on compliance and ethics training programs will increase.

           Information Technology

           To the best of our knowledge there are no governmental continuing education requirements applicable to IT personnel. However, certain corporate certificate programs do require it which makes it necessary to keep abreast of the rapidly changing environment in which IT professionals work.

           Professional and corporate training historically was dominated by traditional classroom instruction. However, advances in communications technology are changing the manner in which corporate training is developed, delivered and tracked. Further, competition demands that today’s professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led—and we believe will continue to drive—the demand for CPE and corporate training solutions available in flexible and cost-effective formats.

Our Business

            Since becoming a public company in 2004, our business has expanded significantly, primarily through acquisitions. In 2004, we served principally two large vertical markets—accounting/finance and engineering professionals. Today, we serve five professional markets and provide training solutions to a wide range of corporate clients in varying industries. We do this through our various divisions, all of which are devoted to providing educational services.

            Our business is designed to satisfy the growing needs of:

•	professionals and their employers to comply with initial and continuing professional education requirements in a flexible cost-effective manner;

•	businesses to provide their employees and managers with training programs addressing the needs of their respective industries, corporate governance, ethics and compliance issues; and

•	professionals and businesses to be able to track and monitor their and their employees’ compliance with continuing education requirements and to assess the effectiveness of their educational programs.

            To address these needs, we have approximately 2,700 hours of programs currently available in one or more formats including print, videotape, CD-ROM, DVD or online:

•	1,100 hours in accounting/finance,

•	600 hours in engineering,

•	600 hours in banking, securities and financial services,

•	200 hours in legal training, and

•	200 hours in information technology.

These figures do not take into account custom-designed courses or live training programs. Loscalzo provides live training programs for accountants and Selbst provides live training programs for financial services. We develop customized courses based on specifications provided to us by our clients in both financial and non-financial industries. Most of our courses are designed to accommodate both group and self-study.

            All the courses in our accounting and finance professional libraries are designed to meet the standards and requirements of all state boards of accountancy and those of the American Institute of Certified Public Accountants (AICPA), Institute of Management Accountants (IMA), Institute of Internal Auditors (IIA), the Association of Financial Professionals (AFP) and the Association of Government Accountants (AGA). We are a registered sponsor of continuing professional education with NASBA and are also qualified in New York, New Jersey and Texas. NASBA also confers the status of Quality Assurance Service on organizations that offer self-study courses that meet the requisite standards. We have met those standards and received that status. As a result, most of our programs qualify for CPE credit in all 50 states for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.

           Our engineering products include courses designed to help prepare engineers for the basic entry-level licensing exam and the civil engineering professional engineer licensing exam, and courses that are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available in print, CD-ROM, DVD and/or online.

           Our SmartPros Legal and Ethics, Ltd. (SLE) subsidiary develops ethics and compliance training programs and provides continuing legal education. These programs are designed to align workplace behavior with legal standards and prevailing community expectations regarding corporate conduct. We also develop modular training strategies that track specific risk areas identified by the client. Our library of customizable learning tools, in digital and print formats, enables us to develop training solutions tailored to the individual corporate cultures of each client at competitive prices. The result is an integrated program that closely reflects the culture of, and the issues facing, the client while still maintaining the cost advantages of a generic solution.

           SLE’s Cognistar division provides learning solutions to the legal and corporate compliance market. These include self-paced courses in a content-rich, engaging environment. Taking full advantage of the Internet, these solutions are provided at significantly lower cost than other continuing education experiences. Cognistar products include accredited continuing legal education programs and customized corporate training programs.

           Our Skye Multimedia, Ltd. (Skye) subsidiary custom designs training programs for a number of industries including pharmaceutical and professional and financial services.

           Our information technology training division course library, WatchIT, includes more than 250 courses providing relevant briefings to executives, technologists and consultants with relevant up-to-date information in the ever-changing technology landscape.

           Our Financial Services division offers over 300 course titles covering the insurance, banking and securities industries. These courses can be delivered online, in a multimedia Web-based format or through live training. Many of these courses have been approved for credit by different organizations for continuing education in their respective fields.

Strategic Partners

           We have strategic relationships with a number of professional organizations and societies with whom we co-market, co-brand or jointly develop products. While no single relationship is material to overall business, if all of these relationships were to terminate simultaneously, our competitive position in the marketplace would be adversely affected. The partners and the nature of our relationship with them are as follows:

           Association of Government Accountants. AGA offers most of our accounting/finance products to its members through a co-branded PEC.

           Financial Executives International and Institute of Management Accountants. FEI and IMA both market SmartPros’ Financial Management Network (FMN). We are responsible for producing the product with FEI and IMA, assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SmartPros Advantage (SPA) line of products through FEI and IMA.

           Institute of Internal Auditors. IIA offers the online version of FMN and SPA to its members through a co-branded PEC.

           State Societies of Certified Public Accountants. A number of state societies offer SmartPros products through their own co-branded PEC.

           Canadian Institute of Chartered Accountants. CICA offers the online version of FMN and SPA to its members through a co-branded PEC.

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

           American Intellectual Property Lawyers Association. We convert AIPLA’s live seminars to online format. AIPLA markets our course catalog and their members are entitled to a discount off the list price.

           In addition, we also partner with a number of trade organizations.

Our Strategy

           Our objective is to be a leading provider of CPE and corporate training solutions in the United States. To achieve this goal, we will pursue the following strategies:

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

           Develop new products. We continue to develop new products that utilize our existing content and we are always seeking avenues to develop new content as well. In 2008, we created the Hawthorne Center of Excellence (HCE). HCE will provide accountants and other professionals certificates of study in various fields upon completing the requisite number of hours of study required. Our first certificate program based on forensic accounting is currently in production.

           Expand within existing markets and into new markets. We continue to focus on expanding our market share in the verticals we currently serve, particularly engineering, legal, financial services and information technology, where we feel our market share is relatively small. We also believe that that our opportunity is significant in the corporate ethics and compliance training markets. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative such as healthcare, safety and personal development.

           Make strategic acquisitions. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions as evidenced by the acquisitions we made in years 2006 through 2008. We continue to seek strategic acquisition opportunities.

           Keep pace with technology. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of the Internet as a content delivery tool will continue, making it an increasingly important medium for distributing our products. At the same time we recognize that new technologies may emerge that will complement our model for flexible delivery of content. We recently launched our new PEC and also have the ability to conduct live webinars.

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

Our Products and Services

           The following are our products and services:

           Accounting and Finance

      Our accounting and finance libraries, exclusive of Loscalzo (as described below), contain over 1,100 credit hours of content, of which 900 are generally available, and the balance is custom-designed for specific clients. Except for SmartPros Advantage (discussed below), which is only available, online, our accounting and finance programs are available on DVD or online. In addition, we can also deliver instruction through live or recorded Webcasts. Effective January 1, 2009, we have discontinued producing our monthly subscription based products on videotape. The DVD format can be used for either group study or self-study. The online format is for self-study only and is usually available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits in most states while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription (one, two or three years), the number of users and the number of libraries covered.

           Loscalzo. With the acquisition of Loscalzo in 2008, we now offer a series of live seminars to accountants on a variety of topics. These courses are offered by Loscalzo directly to sole practitioners and small independent firms and indirectly through various state CPA societies to accounting firms, association of accounting firms or corporations. We also have the ability to deliver instruction through live or recorded Webcasts.

           SmartPros Advantage (SPA). SPA is a skills-based learning library containing over 280 courses, varying in length from one to eight credit hours. We produce these programs in our own production facility. We pay the authors of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals and public accountants. The courses are offered either individually or on a subscription basis.

           Financial Management Network (FMN). FMN is a library of update programs dealing with current, relevant topics. We create four new courses a month for a total of 48 new segments a year. This is equal to 48 group-study credit hours and 96 self-study credit hours each year. We also maintain an online archive containing the most recent 72 programs representing 144 credit hours for our subscribers. The segments are written and produced by our staff and generally involve an interview with an independent industry professional. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. FMN courses are offered either in video-based format or online.

           CPA Report (CPAR). This library of programs covers topics in public accounting and is distributed primarily to accountants in public practice. Each month (except March) we add four new courses from among the following topical areas: Individual Tax, Business Tax, Estate and Financial Planning, Specialized Tax Topics, Auditing and Accounting and Financial Reporting. We also offer an online archive containing the most recent 44 programs representing 88 credit hours. This program is also offered either in either a video-based format or online.

           CPA Report Government and Not-for-Profit. This product is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies and not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. We also publish an online archive containing 16 of the most recent programs representing 32 credit hours. The CPAR Government and Not-for-Profit programs are offered in either a video-based format or online.

           Custom Products. In addition to the subscription-based libraries above, we also produce customized programs for our clients. In some cases, the client will author the content and retain us to videotape the program and convert it into a digital format that can be distributed via the Internet or internally through the corporate intranet. In other cases, we will write and produce the entire program for the client. We then deliver this custom content either through our proprietary learning content management system or that of the client. These customized products can be designed to qualify for CPE credit.

           Engineering

           Our engineering library includes the following:

           PE Exam Review. Our interactive PE Exam Review course for civil engineers was developed jointly with the American Society of Civil Engineers and the Boston Society of Civil Engineers Section and is designed to prepare engineers for their professional licensing exam. The PE Exam Review course, with over 50hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems comparable to the problems found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: Transportation; Sanitary and Environmental; Hydraulics and Hydrology; Structures; Geotechnical; Surveying; and Economics.

           In October 2006, we purchased certain assets - including the course content - of MGI, a provider of self-study courses, to prepare for the PE exam. The MGI coursework, which covers the same set of modules as our CD-ROM or online version, is a paper-based, self-study format that provides for instructor mentoring via e-mail, telephone or submission of mini-exams for grading.

           Online Professional Development Hours. We have a library, consisting of 65 hours, of engineering and management courses that qualify for professional development hours. For example, in the “General Engineering: Business Management” area we have over a dozen courses on various topics relating to managing a small professional practice. Over half of the content in this library was developed with the ASCE. Other courses in this library were developed with the ACEC.

           Project Management for Engineers. This course is certified by the Project Management Institute (PMI) for professional development unit credit for certified project managers and for professional development credit for civil engineers. Developed by engineers specifically for engineers, it was one of the first completely interactive online project management courses. The online format is enriched with audio and interactive graphics and allows the user to proceed at his or her own pace. The program is divided into 11 critical sections with over 60 individual learning modules. It provides over 35 hours of continuing professional development credit.

           Fundamentals of Engineering Exam Review. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a Flash-based, interactive review course that is being marketed directly and through professional associations to engineers and to engineering firms for their internal skill-building and competency testing programs. It is available in CD-ROM and online. We also private label the course for our strategic partners so they can market it to their members. The MGI self-study version of this course also provides for instructor mentoring.

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

           Corporate Governance, Compliance and Ethics

           SmartPros Legal and Ethics, Ltd. (SLE) develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. SLE currently offers the following products and services:

•

Custom-built training and compliance programs for companies based on their specific needs through its Integrity Alignment Process. The intent is to meet the best practices standards of the Federal Sentencing Guidelines and other regulations. These products help create a culture of compliance through assessment methodologies and deployment of live and Web-based training and communication tools.

•

Tools to assess employee attitudes and awareness of critical integrity and antifraud risks and also an assessment that provides an objective snapshot of the values that underlie employee behavior, making it possible to translate qualitative data into quantitative data.

•

“Ethics training” is a curriculum of specific learning experiences designed to meet specific integrity risks. Training can be designed to meet the specific needs of various audiences, including senior leaders, managers or all employees.

•

Ready-to-deploy tools to help an organization customize its ethics program. These tools can be deployed as-is or customized to meet an organization’s needs. The Financial Integrity Suite of Products offers enterprise distribution and administration of education content and information.

           Legal

           SLE’s Cognistar division offers 187 online courses in continuing legal education and business ethics. These courses are accredited for over 215 hours of CLE credit in approximately 29 states. Not every course is approved in each state. In addition, Cognistar develops customized courses for its clients on a consulting basis.

           Financial Services

           Our Financial Services division includes our Sage and FinancialCampus (FC) libraries and Selbst. Selbst and FC were acquired in March and August 2007 respectively. Sage and FC sell online training courses for the banking, insurance and securities industries. Selbst primarily provides live training to those industries.

           This division has over 300 courses totaling over 600 hours in the banking, securities and insurance areas. Course offerings include banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, securities, ethics, anti-money laundering, financial planning and industry-related sales and service. Approximately 200 of these courses have been accredited by various state departments of insurance for continuing education credit. Many other courses have been approved by the American College for PACE credit, the Certified Financial Planners (CFP) Board of Standards for CFP credit, and NASBA for CPE credit. In addition, we have courses in our library to prepare various insurance and financial services employees in taking their licensing exams. These courses are offered in a number of different mediums including Web-based, video, multimedia and workshop format.

           Information Technology

           Our SmartIT division includes more than 250 courses from our WatchIT catalog. These courses are designed to update and inform technology professionals about the latest initiatives in their field.

           General Corporate

           Through Skye we provide general corporate training to any number of industries including pharmaceutical manufacturers, professional firms, brokerage and financial services. These programs are custom produced to meet the client’s specific needs and may include product or sales training, technical proficiency or other uses. These programs can be delivered in a variety of formats including Web-based and give us the opportunity to cross sell our other products and services to these companies. Skye, in a joint venture with another company, has recently introduced its iReflect Training Software product. This is a training tool designed to improve personal interactive skills.

           Other

           Most of our programs are produced in our in-house production facility where we have CD-ROM and DVD duplication equipment. In addition, the video production department generates its own revenue by leasing the facility to third parties and by producing third-party programs.

           Our technology department is principally a service department. Its primary function is to convert our courses to digital format for distribution on CD-ROM, DVD and the Internet. This department also maintains our various Web sites, our learning content management system, the PEC, for subscribers to our accounting/finance and engineering products, and the Integrity Training Center for subscribers to our ethics and compliance training programs. The PEC is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using the PEC, our clients can review and assess usage of our programs by their employees and their employees’ performance and the effectiveness of these programs. The PEC is co-branded with the client’s logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own learning management system, we develop an interface that allows them to access our system through their technology. These systems are not generally marketed as stand-alone products. Rather, they are offered together with our library of content.

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

Product Development

           Our product development team includes Jeffrey Jacobs, Jack Fingerhut, Margaret Loscalzo, John Fleming and Denise Stefano in the accounting/finance area; Jay Gregory and Michael Fowler in financial services; James Fallon and James Graham in information technology; and Stephen Henn and Catherine Henry in the legal, ethics and compliance area.

           Mr. Jacobs, who is the head of product development for accounting products and the producer of our FMN product, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut, one of our co-founders and currently our president, is a certified public accountant and oversees the development of our accounting programs and new product development. Margaret Loscalzo is a certified public accountant and the former owner of Loscalzo Associates, which we acquired in July 2008. She is responsible for developing course material for both various state accounting societies and Loscalzo’s own clients. Mr. Fleming is a certified public accountant and is responsible for instructing, writing and editing Loscalzo courses. Ms. Stefano is a certified public accountant and a professor of accounting and is currently responsible for updating existing and introducing new courses in our SPA catalog. Mr. Henn is an attorney who was the former President of Cognistar and joined us when we acquired Cognistar. He is responsible for the development of course content and customized design in the legal area. Mr. Gregory was formerly responsible for agent training at a large, national life insurance company and joined us as part of the FinancialCampus acquisition. Mr. Fowler, who also joined us as part of the FinancialCampus acquisition, was formerly the senior director of business development at Thomson NETg. Mr. Graham was the developer of the Watch IT program and has been involved in IT training for a number of years. Mr. Graham was the co-founder GIGA Information Group, Inc., an IT analyst firm. Mr. Fallon is the producer of our WatchIT product and has been developing programs for information technology professionals for over 10 years. Ms. Henry was formerly the senior director of compliance and ethics at a large supermarket chain where she developed and maintained compliance policies and metrics.

           In addition, Seth Oberman, the President of Skye, develops and markets customized courses and training programs for the pharmaceutical, financial services and other industries that Skye services.

           We continue to devote our resources to developing programs. We hire independent contractors to update, develop or assist in developing programs for us. In those instances where we are relying on outside sources for content or where we purchase existing content, our design and development team will develop or oversee the development of an effective format that focuses on performance objectives, instructional anti-practice strategies, interactivity and assessments. This process includes creating and designing study guides and course material, scripts and, in some cases, visual aids. The design and development team includes subject matter experts, instructional designers, technical writers and developers, graphic designers, content editors, and quality assurance reviewers. After final assembly and integration of all course components, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

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

            Our sales and marketing department includes our President, a Senior Vice President of Sales, a Vice President of Marketing, and a sales staff of 19 people. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives, and the heads of various divisions, dedicate varying portions of their time and efforts to sales and marketing activities. Our Chief Technology Officer spends a portion of his time selling and marketing our technology services.

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

Technology

            Our proprietary learning content management system, the PEC, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application Web servers, XML and MS-SQL data sources, and utilize industry standard Web browser and Internet technologies for content delivery to the users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at secure Verizon co-location data centers in Elmsford, New York and Denver, Colorado. These co-locations grant us the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.

            The PEC includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full service solution includes a complementary array of communication tools such as e-mail, chat, message boards and learner tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called “My Courses.”

            Some key features of the PEC include:

•

Scalability. Scalability is accomplished using a combination of load-balancing hardware and software. Multiple, redundant servers are deployed to handle peak periods when the largest numbers of concurrent users are expected on the system.

•

SCORM/AICC Connectivity Layer. Where required, we use both Shareable Content Object Reference Model (SCORM) and Aviation Industry CBT Committee (AICC) Connectivity layers to ensure our content is deliverable through a variety of enterprise e-learning systems other than the PEC. Additionally, the core foundation is capable of exchanging data with third-party legacy systems with minimal effort.

•

Standard Relational Database Server. To enhance performance and ensure that users are served efficiently, the core foundation executes database-stored procedures to optimize intense database processing. The core foundation currently supports Microsoft SQL Server databases.

•

ASP-based Application Server. The business and application logic resides on an ASP.NET-based application server. This architecture allows us to deploy a site across multiple servers using Microsoft Windows 2000 and 2003 servers.

•

Electronic Commerce Enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce. This allows the instant purchase of both one-off and subscription-based e-learning courseware.

•

Internet Multimedia Content Delivery. We deliver high quality, low bandwidth video and audio via the Internet, intranets and extranets. This multimedia content enhances and personalizes the learning experience. We use Flash Media as the primary delivery mechanism for this content.

•	Low Bandwidth/High Impact Animations. Using Macromedia’s Flash technology, we deliver both animated and spoken educational material with minimal load on corporate networks.

Competition

            The market for continuing professional education and corporate learning solutions is large, fragmented and highly competitive. We expect these characteristics to persist for the foreseeable future based on the following factors:

•	the expected growth of this market, as demand for highly skilled professionals increases;

•	the increased scrutiny on corporate culture, ethics and compliance; and

•	relatively low barriers to entry.

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

            We believe that the principal competitive factors in our industry are:

•	Breadth, depth and relevancy of the course content

•	Performance support and other features of the training solution

•	Reputation of presenter

•	Adaptability, flexibility and scalability of the products offered

•	Liquidity and capital resources

•	Deployment options offered to customers

•	Customer service and support

•	Price

•	Industry and professional certifications

•	Brand identity

•	Strategic relationships

            We believe that we compete favorably on most of these issues. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products for less than we sell ours. Particularly, in the accounting, legal, financial services and information technology markets, we believe that our reputation and the quality of our offerings—as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options—allow us to price our products accordingly. In the engineering and general corporate markets where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.

            Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as SkillSoft PLC and Saba Software, Inc., and private companies such as CPA2Biz, Inc., Bisk Education, Inc., MicroMash and Center for Professional Education, Inc. in the accounting market; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN, The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and PLI-Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include large diversified publishing companies, such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies (including traditional providers of in-classroom instruction and remote learning solutions such as DeVry University), and professional service companies, including accounting firms, who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.

            Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries that have or may enable them to establish a stronger competitive position than ours. For example, one of our competitors is CPA2Biz, an affiliate of the AICPA. SkillSoft and Saba, are both relatively large public companies. However, SkillSoft’s primary focus is e-learning content and software products for business and information technology professionals. Saba principally provides software solutions that are used to manage people in large organizations, although they do sell content as well. Since we currently do not market our learning management system as a stand-alone product, we do not compete presently with Saba in this area. However, many of our larger clients use the Saba system or another learning management system. In those cases, we will interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client’s learning management system.

            The largest solutions providers to the general corporate compliance training market are Integrity Interactive and LRN. We rarely face either of these companies in the marketplace since they both focus principally on Fortune 100 companies and have extensive off-the-shelf libraries. However, their products tend to be more expensive than ours, and we believe that our ability to adapt programs to address unique cultures of different organizations is greater than theirs. Our more frequent competitors are PLI-Corpedia, a joint venture between the Practising Law Institute (PLI) and Corpedia Education, two leaders in the field of compliance education, and SAI Global, Ltd. (SAI). Both market off-the-shelf and customized programs to mid- and large-cap public companies. PLI-Corpedia has the advantage of access to PLI’s vast library. SAI uses video-based modules and tends to attract customers that like its particular training technique. We believe that we have more diverse tools and can offer an integrated ethics and compliance program that contains live, video and Web-based communication and learning elements.

            Our principal competitors in continuing legal education are the Practising Law Institute (PLI), West LegalEdCenter, ALI-ABA, CLEonline, and various state bar associations.

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

            History and reputation. We have been providing learning solutions for accounting and finance professionals for more than 27 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, general corporate markets and also into new markets.

            We have been providing learning solutions for engineering professionals since 1997. Our legal and financial service divisions have been in business for nine and 26 years, respectively.

            Professional designations and strategic alliances. We believe that our relationships with some of the largest and most respected professional organizations and associations in the accounting and engineering professions

•	give us instant credibility in the marketplace;

•	provide us with a distribution channel for our products; and

•	are a source for programs and faculty.

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

            Large and diversified customer base. We have over 3,000 corporate customers. Our customers include Fortune 500 companies, professional firms, small- and medium-sized companies and individuals. In the aggregate, we estimate that our corporate clients employ tens of thousands of accounting and finance professionals, representing a substantial universe of potential users. In addition, our corporate customers are a diversified group in terms of the industries and markets in which they operate. For example, our customers are some of the leading businesses in the following industries: accounting, banking and finance, law, insurance, technology, telecommunications, retail, aerospace, natural resources, construction and chemicals.

            End-to-end service. All of our accounting/finance, legal, information technology and corporate training programs are produced, filmed, edited, duplicated and converted in-house. Our engineering and financial services programs are usually licensed from or developed in conjunction with an independent third party but are filmed, edited, duplicated and/or converted into digital format in-house. Finally, we have a fulfillment center from which we ship our course materials, DVDs and hard copies, to our customers. We believe our vertically integrated operation results in a more efficient production process and enhances the quality of our products.

            Online resource and content provider. We own and operate multiple Web sites, including primary domains and subdomains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://ir.smartpros.com, http://marketing.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com, www.financejobs.com, www.fmnonline.com, www.ireflecttraining.com, www.pro2net.com,www.accountingnet.com,www.smartprosinteractive.com and www.loscalzo.com.

            Our SmartPros family of Web sites have over 65,000 pages of proprietary content and links to professional organizations, associations and institutions, and is a marketing and distribution channel for our products. We believe that these Web sites have become a destination for professionals based on the following data:

•	As a result of maintaining the Web sites, we have built a database with over 1 million profiled users.

•	The Web sites logs over 800,000 visits per month.

•	Through our Web sites, we serve over one million ads and 200,000 opt-in e-mails per month.

Intellectual Property

            We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. We own all of the following trademarks, trade names and/or service marks, which have either been federally registered or applications have been filed with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, PRO2NET, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER (PEC), FINANCIAL MANAGEMENT NETWORK (FMN), CPA REPORT (CPAR), INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT, COGNISTAR, SAGE, ACCOUNTINGNET, FINANCE JOBS, WATCHIT, SMARTIT, HAWTHORNE CENTER OF EXCELLENCE, iREFLECT and FINANCIALCAMPUS.

            Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is extremely difficult and the means we use to protect our proprietary rights may be inadequate. We believe that, ultimately, our success depends to a greater extent on the innovative skills, know-how, technical competence and abilities of our personnel.

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

            In connection with the PEC, our license agreement restricts use of the system and prohibits users from copying or sharing the system without our express written consent. The PEC incorporates products and systems and technology that we license and purchase from third parties. We cannot assure that we will be able to continue to license or support this technology on terms that we consider reasonable, if at all. If these licenses or maintenance agreements expire and we cannot renew them, they are substantially modified or if they were terminated for any reason, we would have to purchase, license or internally develop comparable products and systems. Any one of these options may be expensive and/or time consuming, which could have a material adverse effect on our business and financial performance.

            We cannot prevent third parties from independently developing similar or competing systems, software and content that do not infringe on our rights. In addition, we cannot prevent third parties from asserting infringement claims against us relating to these systems and software. These claims, even if they are frivolous, could be expensive to defend and could divert management’s attention from our operations. If we are ultimately found to be liable to third parties for infringing on their proprietary rights, we may be required to pay damages, which may be significant, and to either pay royalties to the owner or develop non-infringing technology, the cost of which may be significant.

Government Regulation

           Government regulation is important to our business. Every state sets its own continuing professional education requirements, in terms of the number of credits needed and the cycle in which those credits need to be earned, for its licensed professionals. In addition, specific content will only qualify for continuing professional education credit if it meets specific criteria, which varies from state to state. In the accounting/finance area, most states have adopted the NASBA standards to address the quality of course content. We are a certified NASBA sponsor, meaning that the courses we offer to the general public on a subscription basis qualify for continuing professional education credits in those states that have either adopted the NASBA standards or set their own standards similar to NASBA’s, the District of Columbia and Puerto Rico. In the engineering area, there is less uniformity and each of our courses must be certified by the particular professional organization that oversees that particular specialty.

           The market for continuing legal education programs is regulated by state bar associations, state courts or other organizations in each state. The regulatory landscape is complex and varies from state to state.

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

Employees

           As of March 1, 2009, we had 98 employees of which 88 were full-time and 10 were part-time. We have 43 employees based in our executive offices in Hawthorne, New York, and nine employees based in our Westborough, Massachusetts, office. Skye employs 12 people in their Bridgewater, New Jersey, office. Loscalzo has eight employees in its Red Bank, New Jersey, office. In addition, we have 26 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

Item 1A.	Risk Factors

           CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

           The following factors may affect our growth and profitability and should be considered by any prospective purchaser of our securities:

           The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion and loss of market share and brand recognition.

           Our competitors include professional firms, public and privately held companies, universities (traditional and online) and professional and not-for-profit organizations and associations. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances, and/or lower cost structures than we do—which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

          Our growth strategy assumes that we will make targeted strategic acquisitions.

          A key feature of our growth strategy is strategic acquisitions. We may not be able to maintain our current rate of growth. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability will be impaired.

          An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include:

•	identifying appropriate targets in an efficient and timely fashion;

•	negotiating terms that we believe are reasonable;

•	failing to accurately assess the true cost of entering new markets or marketing new products;

•	integrating the operations, technologies, products, personnel and customers of the acquired enterprise;

•	maintaining our focus on our existing business;

•	losing key employees; and

•	reducing earnings because of disproportionately large depreciation and amortization deductions relating to the acquired assets.

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

          One of our principal competitive advantages is our ability to deliver content in multiple formats. This flexibility has enabled us to keep pace with changes in technology and has contributed to our growth. Keeping pace with technological developments can be difficult and expensive, adversely impacting our operating results. However, our continued growth depends on our ability to anticipate and adapt to our customers’ needs and preferences. If we fail to do that, the potential adverse impact could be significant to our business, operating results and financial condition. We cannot assure that we will be able to keep pace and adapt to changes in technology or customer preferences.

          Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

          Our success depends in part on our ability to retain our key employees including our Chief Executive Officer, Allen S. Greene, and our President, Jack Fingerhut. Mr. Greene is an experienced senior corporate executive who has been instrumental in cutting costs, raising capital and negotiating and consummating the acquisitions that have helped us focus on our core competencies while at the same time expand into new markets. Mr. Fingerhut is one of our founders and is actively involved in sales and marketing and identifying acquisition targets. Mr. Fingerhut also has overall responsibility for the accounting and banking products. He has extensive contacts within—and knowledge of—the accounting profession. Although we have employment agreements with both of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, “key man” insurance on either Mr. Greene or Mr. Fingerhut. It would be difficult for us to replace either one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure. In addition, if any of our division heads were to leave, it could affect our revenues adversely.

          Our sales cycle can be long and unpredictable, which could delay our growth and make it difficult for us to predict earnings. This could lead to stock price volatility.

          Our sales cycle is unpredictable and depends on various factors including the type and size of the customer and the nature of the product being sold. Generally, sales to larger entities and sales of custom-designed products take longer to close. Most of our revenue is derived from corporate customers. Identifying the decision maker in these enterprises is often time consuming. Other variables in the purchasing process include the timing of disbursement of funds and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. This unpredictability has in the past caused, and may in the future cause, our net revenue and financial results to vary significantly from quarter to quarter.

          Our strategic relationships are usually short-term, non-exclusive arrangements and our strategic partners may provide the same or similar services to our competitors, diluting any competitive advantage we get from these relationships.

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

Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights, trademark registrations, copyright notices, copyright registrations, and confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third-party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing our intellectual property rights could be costly and time consuming and could distract management’s attention from operating business matters.

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

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Description of Property

          Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires January 31. 2019. We lease 2,000 square feet in Westborough, Massachusetts, where SLE is based. The lease expires January 31, 2012. Skye leases 2,320 square feet in Bridgewater, New Jersey, at which the lease expires in August 2009. Finally, we lease 2,600 square feet in Red Bank, New Jersey for our Loscalzo subsidiary, which expires on June 30, 2011. This property is owned by an affiliate of Ms. Loscalzo.

Item 3.	Legal Proceedings

          At the present time, we are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a) Market Information

          Our common stock is currently traded on the Nasdaq Capital Market under the symbol “SPRO.”

          The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Price Range of Common Stock

	Sales Information

	High	Low

2008
First Quarter	$5.82	$4.15
Second Quarter	$4.99	$3.30
Third Quarter	$4.37	$3.18
Fourth Quarter	$2.26	$2.20

2007
First Quarter	$6.00	$3.42
Second Quarter	$7.00	$4.56
Third Quarter	$9.27	$5.19
Fourth Quarter	$6.43	$4.46

          As of March 19, 2009, the closing sale price per share for our common stock, as reported on the Nasdaq Capital Market was $2.50.

(b)	Holders

As of March 4, 2009, the number of record holders of our common stock was 124.

(c)	Dividends

          The holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. During the years ended 2007 and 2008, we did not pay any dividends. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements and operating and financial condition.

Recent Sales of Unregistered Securities

          None.

Use of Proceeds

          Not applicable.

Company Purchases of its Equity Securities

          On November 11, 2008, the Board of Directors approved an extension of the stock buy back program under which $750,000 of company funds is allocated to purchase shares of our common stock. In 2008, we purchased 172,018 shares of our common stock for approximately $603,000.

Item 6.	Selected Financial Data

          SmartPros is a “smaller reporting company” as defined by Regulation S-K and, as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

          The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Form 10-K. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this 10-K. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

          We provide learning solutions for accounting/finance, legal, insurance, banking, brokerage and engineering professionals - six large vertical markets with mandatory continuing education requirements. In addition, we provide training solutions for the pharmaceutical, banking, securities, insurance and technology industries. We also provide information technology, corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Our customers include professional firms of all sizes, and a large number of midsize and small companies.

          We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA.

          Some of the most significant trends affecting our business are the following:

•	The increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

•	Continuing professional education requirements by governing bodies, including states and professional associations;

•	The plethora of new laws and regulations affecting the conduct of business and the relationship between employers and their employees;

•	The increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and train employees; and

•	The development and acceptance of the Internet as a delivery channel for the types of products and services we offer.

          Over the last four years, our annual revenues have grown from $10.2 million to $18.3 million and our annual net operating income has grown from $739,000 to $1.3 million. This growth is due in large part to seven acquisitions that we have completed in this period. Our most recent acquisition was Loscalzo in July 2008. Loscalzo is a leading provider of live training to accountants. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. This acquisition expands our product line and customer base and gives us the opportunity to cross-market and cross-sell our full line of products to the Loscalzo customer base.

          We intend to continue focusing on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

          There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 of this report above under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

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

     Revenues

          A large portion of our revenues is in the form of subscription fees for any of our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, tape and DVD duplication, video production, video conversion, course design and development, ongoing maintenance of the PEC, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract. Revenue is recognized on a percentage of completion basis.

          Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from live training are recognized when earned, usually upon the completion of a one-day seminar or conference. Revenues from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects are generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

          Revenues from live training are recognized when the seminar or conference is completed. These are usually one or two day events.

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

     Segment accounting

          All of our operations constitute a single segment, that of educational services. Revenues from non-educational services, such as video production are not a material part of our operating income.

Results of Operations

Comparison of the years ended December 31, 2008, and 2007

          The following table compares our statement of operations data for the years ended December 31, 2008, and December 31, 2007. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

	Years ended December 31

	2008		2007

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$18,256,328	100.0%	$15,204,506	100.0%	20.1%
Cost of revenues	7,811,500	42.8%	5,962,788	39.2%	31.0%

Gross profit	10,444,828	57.2%	9,241,718	60.8%	13.0%

General and administrative	8,200,253	44.9%	7,326,308	48.2%	11.9%
Depreciation and amortization	945,932	5.2%	749,272	4.9%	26.2%

Total operating expenses	9,146,185	50.1%	8,075,580	53.1%	13.3%

Operating income	1,298,643	7.1%	1,166,138	7.7%	11.4%
Other income (net)	204,182	1.1%	411,435	2.7%	(50.4%)

Income before benefit for income taxes	1,502,825	8.2%	1,577,573	10.4%	(4.7%)
Income tax benefit	98,438	0.5%	590,792	3.9%	(83.3%)

Net income	$1,601,263	8.8%	$2,168,365	14.3%	(26.2%)

Net revenues

          Net revenues for 2008 increased 20% compared to net revenues for 2007. Online revenues continue to be an important factor contributing to our overall revenue growth. In 2008, net revenues from online sales of subscription-based products and other sales accounted for approximately $6.8 million, or 37%, of our net revenues. In 2007, online revenues accounted for $5.7 million, or 38%, of our net revenues. Although online revenues have increased in total dollars, as a result of Loscalzo its percentage of total net revenues declined.

          Net revenues from sales of our accounting/finance products grew in absolute terms but were relatively flat as a percentage of net revenues. In 2008, net revenues from our accounting/finance and related products were $11.2 million compared to $9.3 million in 2007. This increase was primarily due to Loscalzo. In each of 2008 and 2007 net revenues from accounting/finance products including both subscription and non-subscription based revenue was $8.2 million. Net revenues from live training, custom work and advertising were $3.0 million in 2008 as compared to $1.0 million in 2007. The difference is primarily attributable to Loscalzo.

          Net revenues from sales of our engineering products, which are not subscription-based were $979,000 in 2008 compared to $858,000 in 2007. The largest component of this increase was from an increase in sales from our MGI product line, which was $486,000 in 2008 as compared to $434,000 in 2007. Other engineering sales increased as a result of marketing efforts and the introduction of new courses. We are also developing new products for other engineering disciplines to address societal changes such as the desire for more “green” technology.

          Net revenues from video production, duplication and consulting services decreased in 2008 by $79,000, to $211,000 from $290,000 in 2007. Although video production income increased $30,000 from 2007, the video duplication business continues to decline as video technology is being replaced by digital formats. Consulting work varies from year to year and sales are credited to the department from which they originate and not to the department where the work is performed.

          Net revenues from SLE decreased slightly from $1.33 million in 2007 to $1.31 million in 2008. This decrease was primarily due to a decrease of $41,000 from Cognistar, offset by an increase of $18,000 from our ethics division. Working Values develops customized ethics training for its clients and Cognistar concentrates on delivering online continuing legal education.

          Skye generated $2.34 million of net revenues in 2008 as compared to $2.16 million in 2007. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial service companies and others.

          Our financial services training division generated net revenues of $1.87 million in 2008 as compared to only $1.18 million in 2007. The largest portion of the growth comes from FC course sales.

          Our technology training division, WatchIT, acquired in August 2007, generated net revenues of $289,000 in 2008 as compared to $92,000 of revenues in 2007.

Cost of revenues

          Cost of revenues includes: (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing or conducting our educational programs; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging materials; and (iv) shipping costs. Compared to 2007, cost of revenues in 2008 increased by approximately $1.8 million. Approximately $800,000 of this increase came from Loscalzo and the remaining increase is a result of business that required a substantial amount of outsourcing in order to complete projects and increased royalty payments on some of our products. Cost of revenues in 2008 increased to 42.8% from 39.6% in 2007, resulting in a 13% decrease in our gross profit margin. With the addition of Loscalzo which represents approximately 17% of our net revenues on an annualized basis we anticipate a lower gross profit percentage as this business is more labor and cost intensive than our online products.

          There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2007 to 2008 and the reasons for those variations were as follows:

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live training and the production of those courses. These costs increased by $538,000 in 2008 from 2007. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material and provide technology services. Loscalzo employs a number of consultants to write course material in addition to instructors throughout the United States. We have been outsourcing some of the programming and content development functions that were previously done by our employees to firms in India and China at a substantial savings. We are always exploring other areas such as the Philippines, for outsourcing our technology needs. Direct production costs, which are costs related to producing videos other than labor costs—such as the cost of renting equipment and locations, and the purchase of materials—increased by $399,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•

Salaries. Overall payroll and related costs attributable to production personnel increased by approximately $398,000. The increase was primarily attributable to salaries and related costs from our recent acquisitions including Loscalzo in 2008 and others made in 2007 offset by decreases in other areas such as video production/tape duplication. While our technology group and SLE salaries and related costs remained constant, this was offset by increased salaries from Skye of approximately $90,000 in 2008 from 2007.

•

Royalties. Royalty expense increased in 2008 as compared to 2007 by $260,000. This was due to increased revenues in accounting education and engineering products and a change in a royalty agreement with one of our accounting education partners. In addition, we often have to estimate the royalty expense due our partners as the information may not be available. However, if volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2009 under these agreements may be either higher or lower than they were in 2008.

•

Other costs. Travel and entertainment and other miscellaneous expenses increased by $283,000, primarily related to Loscalzo. The largest component of these expenses is travel and entertainment that increased by $249,000 in 2008 from 2007 as a result of Loscalzo and other travel related to custom projects. Loscalzo bills certain customers for these expenses.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

General and administrative expenses

          General and administrative expenses include corporate overhead such as: (i) compensation and benefits for administrative, sales and marketing and finance personnel; (ii) rent; (iii) insurance; (iv) professional fees; (v) travel and entertainment; and (vi) office expenses. General and administrative expenses in 2008 were higher than they were in 2007 by $874,000. Of this amount approximately $390,000 is directly attributable to Loscalzo, which resulted in increased rent, administrative payrolls and other costs. The remaining increase of approximately $484,000 is primarily due to salaries and related costs that were attributable to acquisitions made in the second half of 2007. In addition, in conformity with SFAS No. 123R, we are expensing the costs associated with the grants of option and restricted stock to employees and directors. This non-cash expense in 2007 was $120,000 and $223,000 in 2008. We anticipate that general and administrative expenses will increase in 2009 as we fully absorb our recent acquisition and increase marketing expenses.

Depreciation and amortization

          Depreciation and amortization expenses were $196,000 higher in 2008 than they were in 2007. The increase is attributable to certain intangible assets acquired in 2007 and 2008. We have also begun to amortize the cost of our new PEC in the fourth quarter of 2008 resulting in an additional cost of approximately $50,000 in 2008. We are also constantly upgrading our computer hardware as we have built an offsite data back-up center. We expect our depreciation and amortization expenses on our fixed and intangible assets to increase as we begin to amortize the costs related to these acquisitions and the development of our new PEC and SPA courses.

Operating income

          For 2008, operating income was $1.30 million compared to $1.17 million in 2007, an increase of 11.4%. As a percentage of net revenues, operating income in 2008 was 7.1% compared to 7.7% in 2007, a decrease of 7.8%. Our recent acquisition of Loscalzo and acquisitions made in the second half of 2007 that are now fully absorbed have contributed to this increase in net income.

Other income

          Other income and expense items primarily consist of interest earned on deposits. We currently have no outstanding debt, other than normal trade payables. Net interest income decreased by $207,000 due to decreased cash and substantially lower interest rates in 2008 as compared to 2007. We do not anticipate an increase in interest income as interest rates continue to remain very low in 2009.

Income tax benefit

          We have now recognized the full benefit of our net operating loss carryforwards pursuant to SFAS No. 109. This has resulted in a net $98,000 benefit in 2008. We anticipate that in 2009 we will begin to use the tax-deferred benefit of approximately $1.1 million as we begin to incur federal income tax expense.

Net income

          For 2008, we recorded net income of $1.60 million compared to $2.17 million for 2007. Our net profit margin for 2008 was 8.8% compared to 14.3% in 2007, a decrease of 38%. The decrease in net income is primarily due to a decrease in interest income of $207,000, and a decrease in the income tax benefits available through our net operating loss carryforwards of approximately $493,000, offset by an increased operating profit of $133,000.

Contractual Obligations, Commitments and Contingencies

          Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings.

          Our working capital as of December 31, 2008, was approximately $2.3 million compared to a $5.7 million working capital as of December 31, 2007. The decrease is attributable to positive cash flow from operations and earnings offset by cash used to acquire Loscalzo and purchase treasury shares. Our current ratio at December 31, 2008, is 1.31 to 1, compared to 1.86 to 1 at December 31, 2007. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $5.6 million and $5.3 million at December 31, 2008 and 2007 respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

          For the year ended December 31, 2008, we had a net decrease in cash of $3.4 million. The majority of this was due to the $4.3 million expended for the Loscalzo acquisition and an investment in a joint venture and approximately $900,000 for asset acquisitions. We also expended $603,000 for the purchase of treasury shares. These decreases were offset by $2.3 million generated from operations. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

          In comparison, for the year-ended December 31, 2007, we had a $2.7 million increase in cash. That increase was a result of cash generated by operations of $3.5 million and cash generated from investing activities of $245,000. This was offset by a decrease in cash of $1.1 million for investing activities including the acquisition of equipment, capitalization of the PEC and purchase of treasury shares.

          Capital expenditures for the year ended December 31, 2008, were approximately $878,000, of which $216,000 consisted of computer equipment, most of which was at our off-site backup center, a requirement of SOX compliance. We capitalized $44,000 of costs for the production of various courses and $618,000 for capitalizing the costs of our new PEC. We are constantly upgrading our technology and cannot anticipate any significant increase in capital expenditures relating to equipment purchases over the next 12 months.

          At year-end, we had no indebtedness for borrowed money.

          As of December 31, 2008, we had commitments under various leases for our offices in Hawthorne, New York, the SLE office in Westborough, Massachusetts, Skye’s offices in Bridgewater, New Jersey, and Loscalzo’s office in Red Bank, New Jersey. The total aggregate commitment under these leases is approximately $4.0 million through January 2019. SLE recently entered into a new lease that expires in January 2012 and calls for a monthly rent of approximately $2,500. The Skye lease was recently extended to August 2009 at a monthly rental of $3,670 and the lease for the Loscalzo office expires on June 30, 2011, at a monthly rent of $5,000.

          The former shareholders of Skye are also entitled to a contingent payment based on certain levels of sales through December 31, 2008, less adjustments for use of capital and other costs. The total additional payment cannot exceed $1,200,000. At our discretion, the additional payment may be paid 50% in cash and 50% in our common stock. If the additional payment is made in stock, it will be determined by the average price for the 20 trading days subsequent to December 31, 2008. We have accrued $925,000 as our estimated liability.

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

Credit Risk

          Most of our cash is held in deposit accounts, U.S. Treasury and non-Treasury money market funds. Our bank deposit accounts are insured by the U.S. government but only up to a maximum of $250,000 at any one bank. Our money market funds are held in a brokerage account that is insured by the Security Industry Protection Corp (SIPC) up to $500,000 and various brokerage firms may carry additional insurance from commercial insurance companies. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

          In addition, we may have credit risk with respect to customers who default on custom orders or who default on subscription payments.

Seasonality and Cyclicality

          Historically, the fourth quarter has been our strongest in terms of revenue generation. This is due to the fact that most of our subscriptions follow the calendar year and renewals are mailed out 60 days before the end of the year. Also, for internal budgeting reasons, corporate clients tend to defer their decisions to the end of the year. Loscalzo derives most of its revenue in the second half of the year.

          In general, since most of our business relates to continuing professional education and is non-discretionary, we do not believe that business cycles have a material impact on our financial performance. With the current down turn in the economy we have noticed many of our clients are taking longer to make renewal decisions and more closely examining their use of our various products. Adverse business conditions and developments, however, would negatively affect the performance of some of our product lines.

Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” We believe that this pronouncement will not have a material impact on our financial statements.

          Also in December 2007, the FASB issue SFAS No. 141R, “Business Combinations.” SFAS No. 141R is effective for periods beginning after December 15, 2008, and may not be applied retroactively. We believe that this pronouncement will affect the way we treat any contingent purchase price on future acquisitions, as the pronouncement requires establishing an estimate of that amount at the time of acquisition.

          In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active “ with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157-3 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 in the second quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

          SmartPros is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements

          See the index to Financial Statements below, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T).	Controls And Procedures

          a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

          Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

          b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

          c) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have excluded from this assessment the internal control over financial reporting of Loscalzo Associates, Ltd., which we acquired in July 2008. The total assets and net sales of Loscalzo Associates represented $1.1 million and $2.3 million respectively, of the consolidated total assets and net revenues for the year ended December 31, 2008.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

          Information relating to our directors and executive officers that is responsive to Item 10 of Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders, which information is incorporated by reference herein.

          Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, and all of our other employees and directors. The Code of Ethics is posted on our Web site at http://ir.smartpros.com and is filed as Exhibit 14.1 to this report. Amendments to and waivers from the Code of Ethics will also be posted on our Web site.

Item 11.	Executive Compensation

          Information relating to our directors and executive officers that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Information relating to our directors and executive officers that is responsive to Item 13 of Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

          Information that is responsive to Item 14 of Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits

          (a) 1. Financial Statements.

          The financial statements of SmartPros Ltd. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8.

                2. Financial Statement Schedules.

          All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Financial Statements or notes thereto.

                3. Exhibits.

          See Item 15(b) below.

          (b) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

4.1	Specimen stock certificate (1)

4.2	Form of warrant agreement including form of warrant (1)

4.3	Form of unit certificate (1)

4.4	Form of representative’s warrant issued (1)

10.1	1999 Stock Option Plan, as amended (1)

10.2	Employment Agreement, dated as of February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.3	Seconded Amended Employment Agreement, dated as of October 1, 2008 between SmartPros Ltd. and Jack Fingerhut*

10.4	Amended Employment Agreement, dated as of July 1, 2008, between SmartPros Ltd. and Stanley Wirtheim*

10.5	First Amendment to Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Joseph Fish*

10.6	Employment Agreement between SmartPros Ltd. and Seth Oberman (5)

10.7.1	Lease for premises at 12 Skyline Drive, Hawthorne, New York (1)

10.7.2	Lease for premises at Westborough, Massachusetts (4)

10.7.3	Lease for premises at Bridgewater, New Jersey (4)

10.8	Letter Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.9	Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

10.10	Asset Purchase Agreement, dated as of February 14, 2006, between Skye Acquisition Company, Inc. and Skye Multimedia, Inc. (6)

10.11	Stock Purchase Agreement, dated as of July 3, 2008, between SmartPros Ltd. and Margaret Loscalzo (7)

14.1	Code of Ethics (2)

21.1	Subsidiaries (4)

23.1	Consent of Holtz Rubenstein Reminick LLP*

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits

*	Filed herewith

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2)	Filed on March 14, 2005, as an exhibit with the same number to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(5)

Filed as an exhibit to the Asset Purchase Agreement, dated as of February 14, 2006, between Skye Acquisition Company, Inc. and Skye Multimedia, Inc., which was filed on February 21, 2006, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on February 21, 2006, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on July 8, 2008, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

          (c) Other Financial Statement Schedules.

          The financial statements required by Regulation S-X (17CFR210) are excluded from the annual report to shareholders by Rule 14a-3(b).

          See response to Item 15(a)2 above.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

By:	/s/ Allen S. Greene

Allen S. Greene
Chief Executive Officer

Date: March 23, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2009.

Signature	Title

Principal Executive Officer

/s/ Allen S. Greene	Chief Executive Officer

Allen S. Greene

Principal Financial Officer

/s/ Stanley P. Wirtheim	Chief Financial Officer

Stanley P. Wirtheim

Directors

/s/ Allen S. Greene	Chairman of the Board of Directors

Allen S. Greene

/s/ John J. Gorman	Director

John J. Gorman

/s/ Jack Fingerhut	Director

Jack Fingerhut

/s/ Leonard J. Stanley	Director

Leonard J. Stanley

/s/ Martin H. Lager	Director

Martin H. Lager

SMARTPROS LTD. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

ITEM 15 (A) (1)

SMARTPROS LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors
SmartPros Ltd.
and Subsidiaries
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the two years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP

Melville, New York
March 13, 2009

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2008	2007

Assets

Current Assets:
Cash and cash equivalents	$6,626,181	$10,072,338
Accounts receivable, net of allowance for doubtful accounts of $39,677 and $39,842 at December 31, 2008 and 2007, respectively	3,114,139	1,964,483
Prepaid expenses and other current assets	249,281	237,097

Total Current Assets	9,989,601	12,273,918

Property and Equipment, net	607,988	630,857
Goodwill	3,394,329	145,684
Other Intangibles, net	4,500,639	3,296,538
Other Assets, including restricted cash of $150,000	155,613	154,673
Deferred Tax Asset	1,103,923	978,000
Investment in Joint Venture, at cost	23,890	—

	9,786,382	5,205,752

Total Assets	$19,775,983	$17,479,670

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$779,870	$786,781
Accrued expenses	1,294,042	419,886
Other liabilities	—	40,040
Deferred revenue	5,576,607	5,318,382

Total Current Liabilities	7,650,519	6,565,089

Long-Term Liabilities:
Other liabilities - net of current portion	—	40,041

Total Long-Term Liabilities	—	40,041

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,324,316 and 5,304,698 shares issued as of December 31, 2008 and 2007, respectively, and 4,841,567 and 4,993,967 shares outstanding as of December 31, 2008 and 2007, respectively	532	530
Common stock in treasury, at cost - 482,749 and 310,731 shares as of December 31, 2008 and 2007, respectively	(1,525,723)	(922,625)
Additional paid-in capital	17,155,851	16,925,314
Accumulated deficit	(3,505,196)	(5,106,459)

	12,125,464	10,896,760
Deferred compensation	—	(22,220)

Total Stockholders’ Equity	12,125,464	10,874,540

Total Liabilities and Stockholders’ Equity	$19,775,983	$17,479,670

See notes to consolidated financial statements.	F-4

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31,	2008	2007

Net Revenues	$18,256,328	$15,204,506
Cost of Revenues	7,811,500	5,962,788

Gross Profit	10,444,828	9,241,718

Operating Expenses:
Selling, general and administrative	8,200,253	7,326,308
Depreciation and amortization	945,932	749,272

	9,146,185	8,075,580

Operating Income	1,298,643	1,166,138

Other Income (Expense):
Interest and dividend income, net	215,292	411,435
Loss from joint venture	(11,110)	—

	204,182	411,435

Net Income before Benefit for Income Taxes	1,502,825	1,577,573

Income Tax Benefit	98,438	590,792

Net Income	$1,601,263	$2,168,365

Net Income per Common Share:
Basic net income per common share	$0.32	$0.44

Diluted net income per common share	$0.32	$0.43

Weighted Average Number of Shares Outstanding:
Basic	4,938,548	4,924,098

Diluted	4,975,198	5,022,911

See notes to consolidated financial statements.	F-5

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008 and 2007

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance at January 1, 2007	5,186,505	$519	—	$—	$16,572,944	$(7,274,824)	$(77,440)	$(922,625)	$8,298,574

Common Stock Issued by Exercise of Options	24,401	2	—	—	125,579	—	—	—	125,581
Common Stock Issued by Exercise of Underwriters’ Warrants	87,765	8	—	—	100,084	—	—	—	100,092
Recapture of Short-Swing Profits	—	—	—	—	31,195	—	—	—	31,195
Amortization of Deferred Compensation	—	—	—	—	—	—	55,220	—	55,220
Stock Option Expense	—	—	—	—	41,430	—	—	—	41,430
Issuance of Shares from Restricted Stock Plan	6,027	1	—	—	54,082	—	—	—	54,083
Net Income	—	—	—	—	—	2,168,365	—	—	2,168,365

Balance at December 31, 2007	5,304,698	530	—	—	16,925,314	(5,106,459)	(22,220)	(922,625)	10,874,540

Common Stock Issued by Exercise of Options	12,716	1	—	—	29,339	—	—	—	29,340
Issuance of Shares from Restricted Stock Plan	6,902	1	—	—	126,076	—	—	—	126,077
Amortization of Deferred Compensation	—	—	—	—		—	22,220	—	22,220
Stock Option Expense	—	—	—	—	75,122	—	—	—	75,122
Purchase of Treasury Shares	—	—	—	—	—	—	—	(603,098)	(603,098)
Net Income	—	—	—	—	—	1,601,263	—	—	1,601,263

Balance at December 31, 2008	5,324,316	$532	—	—	$17,155,851	$(3,505,196)	$—	$(1,525,723)	$12,125,464

See notes to consolidated financial statements.	F-6

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007

Cash Flows from Operating Activities:
Net income	$1,601,263	$2,168,365

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	945,932	749,272
Stock compensation expense	201,198	95,510
Deferred compensation	22,220	55,220
Deferred income tax benefit	(125,923)	(600,000)
Loss from joint venture	11,110	—
Gain on sale of equipment	(3,616)	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(390,465)	(3,544)
Prepaid expenses and other current assets	35,155	40,296
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(168,231)	273,573
Deferred revenue	226,458	802,236
Other liabilities	(80,081)	(40,056)

Total adjustments	673,757	1,372,507

Net Cash Provided by Operating Activities	2,275,020	3,540,872

Cash Flows from Investing Activities:
Acquisition of property and equipment	(215,784)	(324,350)
Capitalized course costs	(43,932)	(92,341)
Capitalized software development	(617,961)	(376,536)
Fixed assets acquired from acquisitions	—	(77,201)
Intangible assets acquired from acquisitions	—	(210,512)
Proceeds from sale of asset	12,000	—
Investment in joint venture	(35,000)	—
Cash paid for business acquisitions	(4,246,742)	(26,484)

Net Cash Used in Investing Activities	(5,147,419)	(1,107,424)

Cash Flows from Financing Activities:
Purchase of treasury shares	(603,098)	—
Net proceeds from exercise of stock options, warrants and other	29,340	256,868
Payments under capital lease obligations	—	(11,767)

Net Cash (Used in) Provided by Financing Activities	(573,758)	245,101

Net (Decrease) Increase in Cash and Cash Equivalents	(3,446,157)	2,678,549
Cash and Cash Equivalents, beginning of year	10,072,338	7,393,789

Cash and Cash Equivalents, end of year	$6,626,181	$10,072,338

Supplemental Disclosure:
Cash paid for interest	$287	$1,044

Cash paid for income taxes	$27,562	$9,208

Additional purchase consideration payable for earn-out	$925,000	$—

See notes to consolidated financial statements.	F-7

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and internet subscription services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In 2008, the Company acquired Loscalzo Associates, Ltd. (“Loscalzo”), a leading provider of live training to accountants. In addition, the Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) produces ethics, governance and compliance programs for corporate clients, and through its Cognistar division, produces online and customized training courses for the legal profession. Its other wholly-owned subsidiary, Skye Multimedia Ltd. (“Skye”) produces customized training solutions for a number of industries including the pharmaceutical, professional services and others. As a result of recent acquisitions, the Company acquired a library of nationally certified online training solutions for the banking, securities and insurance industries, as well as courses designed for live training. The engineering division provides training courses for the profession and preparation for professional licensing examinations. SmartPros also produces custom videos and rents out its studios. SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities.

Basis of presentation - The consolidated financial statements of SmartPros include the accounts of SmartPros and its wholly-owned subsidiaries, SLE, Skye and Loscalzo. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition - The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a percentage of completion method where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company’s obligations are complete and realization of receivable amounts are assured.

Segment accounting - The Company has evaluated the requirements under SFAS No. 131, “Financial Reporting for Segments of a Business Enterprise”. The Company’s management monitors the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment, educational services.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. At December 31, 2008 and 2007, there were no such adjustments required.

Cash and cash equivalents - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate market value.

Investments - The Company has established a policy to invest in AAA-rated bonds with short-term maturities or money market funds pursuant to its investment policy. The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity. Realized gains and losses on the sale of securities, as determined on a specific identification basis, are included in the consolidated statements of operations. As of, and for the years ended December 31, 2008 and 2007, the Company had no short-term investments or unrealized gains or losses on available-for-sale securities.

Concentration of credit risk - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. From time to time, the cash balances exceed the federal depository insurance coverage limit of $250,000. The Company’s cash balances are deposited with high credit quality financial institutions. No single customer represents a significant concentration of sales or receivables. With the recent economic problems in the financial sector, the Company closely monitors its cash investments in money market funds.

Accounts receivable - Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable, based on an evaluation of the collectibility of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Accounts receivable are generally considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.

Shipping and handling costs - The Company has included freight-out as a component of cost of goods sold for the years ended December 31, 2008 and 2007.

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

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. SFAS No. 144 requires, among other things, that the Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the asset is reduced by the estimated shortfall of cash flows. The Company believes that none of the Company’s long-lived assets were impaired.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Intangible assets - Certain intangible assets are being amortized on a straight-line basis over their estimated useful lives, which vary between 3 to 19 years.

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The Company has expended approximately $44,000 and $92,000 on such costs for the years ended December 31, 2008 and 2007, respectively. The amortization period is five years, except for the Sarbanes-Oxley courses that had a three-year amortization period and are now fully amortized. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired an additional $200,000 of course costs in 2008 that are being amortized over a three-year period. Included in other intangible assets are course costs net of accumulated amortization of $611,000 and $485,000 at December 31, 2008 and 2007, respectively.

Capitalized software development - The Company has developed a new Learning Management System (“LMS”) and has capitalized those costs permissible under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Total capitalized costs as of December 31, 2008 are $994,497. The Company began amortizing these costs over a five-year period in the fourth quarter of 2008. Amortization expense for 2008 was $49,725.

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

Income taxes - Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods they occur.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Net income per share - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect in periods, in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock.

The reconciliation for the years ended December 31, 2008 and 2007 is as follows:

Years Ended December 31,	2008	2007

Weighted Average Number of Shares Outstanding	4,938,548	4,924,098
Effect of Dilutive Securities, common stock equivalents	36,650	98,813

Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	4,975,198	5,022,911

Stock-based compensation - The Company accounts for stock based compensation in accordance with Financial Accounting Standard No. 123(R), “Share-Based Payment” (“Statement 123(R)”). Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Advertising - Advertising is expensed as incurred and was approximately $116,000 and $62,000 for the years ended December 31, 2008 and 2007, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform with current year classifications.

New accounting pronouncements - In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations occurring after December 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 became effective for the Company on January 1, 2008. Adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements of the Company.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active “ (“FAS No. 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157-3 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 did not have a material effect on the Company’s consolidated financial statements.

2.	Acquisition and Joint Venture

In July 2008, the Company acquired all of the outstanding shares of Loscalzo for approximately $4,400,000. Loscalzo is a leading provider of in-house training for accounting firms. It also conducts live classroom style training for both its own account and numerous state accounting societies. The Company’s core products have been focused on self-study and online learning, whereas, Loscalzo is a leading provider of live training offered through a number of different mediums. With Loscalzo in the mix, the Company now offers a complete, blended learning environment for accounting and finance professionals and organizations on a national level. In conjunction with the acquisition, Loscalzo’s president was given a two year employment agreement. The purchase price of the acquisition exceeded the carrying value of the assets acquired. The allocation of the excess of the purchase price over the carrying value was classified as follows:

Restrictive Covenant	$200,000
Trade Name	350,000
Customer Lists	400,000
Course Content	200,000
Other Intangible Assets	15,000
Goodwill and Other Non-Amortizable Intangibles	2,323,645

$3,488,645

The course content is being amortized over a three-year period, the restrictive covenant and client lists are being amortized over a ten-year period.

The following pro forma results for the years ended December 31, 2008 and 2007 assume that the Loscalzo acquisition was made as of January 1, 2007:

Years Ended December 31,	2008	2007

Revenues	$19,524,000	$18,600,000
Net Income	1,600,000	3,500,000
Basic Net Income per Share	.32	.45
Diluted Net Income per Share	.32	.44

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

In 2008, Skye, our subsidiary, formed a joint venture with Education and Training Systems International (“ETSI”) for the purpose of marketing its iReflect product and invested $35,000 in this joint venture. iReflect is an inter-active, web-based tool used for the development of marketing and presentation skills. The investment in the joint venture has been accounted for using the equity method and Skye has reduced the carrying amount of its investment by its share of losses in the joint venture.

3.	Property and Equipment, net

The components of property and equipment are as follows:

Years Ended December 31,	2008	2007

Furniture, Fixtures and Equipment	$4,011,864	$3,733,044
Leasehold Improvements	189,709	189,709

	4,201,573	3,922,753
Less Accumulated Depreciation	3,593,585	3,291,896

	$607,988	$630,857

Depreciation expense for the years ended December 31, 2008 and 2007 were approximately $230,000 and $214,000, respectively.

4.	Goodwill and Other Intangible Assets, net The components of intangible assets are as follows:

Years Ended December 31,	2008	2007

Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
Pro2 Net Courses (“P2N”)	837,504	837,504
Course Content	996,988	714,848
Customer Lists	728,500	328,500
Restrictive Covenant	200,000	—
Trade Name	350,000	—
Capitalized Software Development	994,497	376,536
Financial Campus	340,894	340,894
Other Intangible Assets	803,330	733,197

	9,718,550	7,798,316
Less Accumulated Amortization	5,217,911	4,501,778

	$4,500,639	$3,296,538

The aggregate amortization expense for each of the years ended December 31, 2008 and 2007 was approximately $716,000 and $535,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2008 is as follows:

Years Ending December 31,

2009	$816,000
2010	731,000
2011	604,000
2012	464,000
2013	388,000

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2008 and 2007:

	Goodwill	Other Intangible Assets

Balance, January 1, 2007	$130,684	$2,651,132
Amortization Expense	—	(535,099)
Goodwill and Intangibles Acquired	15,000	1,180,505

Balance, December 31, 2007	145,684	3,296,538
Amortization Expense	—	(716,133)
Goodwill and Intangibles Acquired	3,248,645	1,920,234

Balance, December 31, 2008	$3,394,329	$4,500,639

The Company’s asset purchase agreement with Skye provides for a contingent purchase price based on certain criteria. The Company has estimated its liability at $925,000 subject to certain adjustments. These amounts have been included in goodwill above.

5.	Income Taxes

At December 31, 2008 and 2007, the Company has a net deferred tax asset of approximately $1,100,000 and $978,000, respectively, primarily resulting from the future tax benefit of net operating loss carryforwards. The net valuation allowance decreased by approximately $523,000 for the year ended December 31, 2008. Realization of deferred tax assets depends on sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2008, the Company has net operating loss carryforwards available to offset future taxable income of approximately $3,300,000 which expire in 2023.

The components of income tax benefit for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007

Current:
Federal	$27,562	$9,208
State	—	—

	27,562	9,208

Deferred:
Federal	(107,000)	(510,000)
State	(19,000)	(90,000)

	(126,000)	(600,000)

Income Tax Benefit	$(98,438)	$(590,792)

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

Years Ended December 31,	2008	2007

U.S. Federal Statutory Income Tax Rate	34.0%	34.0%
Valuation Allowance	(41.0)%	(71.0)%

Income Tax Benefit	(7.0)%	(37.0)%

The temporary differences and carryforwards gave rise to the following deferred tax asset:

Years Ended December 31,	2008	2007

Depreciation and Amortization	$57,000	$17,000
NOL Carryforward	1,093,000	1,530,000
Valuation Allowance	(46,000)	(569,000)

	$1,104,000	$978,000

6.	Stockholders’ Equity

In 2007, two employees and one consultant to the Company exercised their vested stock options for the purchase of 24,401 shares of common stock at prices ranging between $4.05 and $5.32.

The Company received a net of $31,195 after deducting legal expenses, as the result of a penalty assessed against a more than 10% shareholder for violation of Rule 16b of the Securities and Exchange Act of 1934 for the violation of short-swing profits rules.

In January 2008, the Company’s compensation committee granted certain officers and key employees of the Company a total of 18,072 shares of restricted common stock. The grant vests one-third immediately and one-third each year, thereafter. The grants were part of a bonus paid for 2007 and were considered issued as of December 31, 2007 and included in the total outstanding shares as of that date. The stock is unregistered and subject to certain forfeiture provisions if the employee leaves the Company prior to January 29, 2009.

In 2008, one employee and two former consultants to the Company exercised their vested stock options for the purchase of 12,716 shares of common stock at prices ranging between $2.15 and $2.75.

7.	Stock Option Plan

The Company’s 1999 Stock Option Plan (the “Plan”), as amended, provided for the grant of incentive or non-qualified stock options and restricted stock awards for the purchase of up to 882,319 shares of common stock to employees, directors and consultants. As of December 31, 2008, 765,143 shares are available under the Plan, provided that restricted stock grants may not exceed 200,000 shares and 66,772 restricted shares have been issued, leaving a net balance of which, 133,228 are reserved for the issuance of stock grants. The Plan is administered by the Compensation Committee of the board of directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2008 and 2007 was $2.29 and $2.06, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. During 2008, the Company took into consideration guidance under SFAS No. 123(R) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

The assumptions made in calculating the fair values of options for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Contractual Term	10 years	10 years
Expected Volatility	45%	35% - 45%
Expected Dividend Yield	0%	0%
Risk-Free Interest Rate	2.8% - 3.0%	4.1% - 4.63%
Expected Term	5.5 years	5.5 - 6.0 years

For the years ended December 31, 2008 and 2007, share-based compensation expense related to stock options was approximately $75,000 and $41,000, respectively. As of December 31, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $126,000. Unamortized compensation cost as of December 31, 2008, is expected to be recognized over a remaining weighted-average vesting period of three years.

As of December 31, 2008 and 2007, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable, was $3,000 and $495,000, respectively.

In February 2008, the Company granted 34,025 options to various employees. These options vest in three years. Of these options, 31,025 have an exercise price of $5.10 and 3,000 have an exercise price of $5.16.

In February 2009, the Compensation Committee granted options and restricted stock awards to certain officers, senior management and employees of the Company. All of the awards were granted at $2.54. Included in the grant are 55,750 stock options and 116,616 restricted stock grants, all of which have various vesting schedules ranging from February 2009 through February 2013.

A summary of all stock option activity for the years ended December 31, 2008 and 2007 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding, January 1, 2007:	385,607	$4.57
Options granted	30,500	5.60
Options cancelled	(4,909)	3.90
Options expired	(517)	5.32
Options exercised	(24,401)	5.15

Outstanding, December 31, 2007:	386,280	4.62
Options granted	34,025	5.11
Options cancelled	(42,445)	4.89
Options expired	—	—
Options exercised	(12,716)	2.31

Outstanding, December 31, 2008	365,144	$4.71

Exercisable, December 31, 2008	297,254	$4.55

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$2.15	14,939	0.5	$2.15	14,939	0.5
2.42	25,850	3.1	2.42	25,850	3.1
2.75	16,000	7.8	2.75	10,666	7.8
3.00	1,850	7.2	3.00	1,386	7.2
3.05	9,000	7.1	3.05	6,750	7.1
3.44	15,000	6.8	3.44	15,000	6.8
4.00	10,000	6.3	4.00	10,000	6.3
4.05	6,667	7.8	4.05	3,333	7.8
4.15	300	6.6	4.15	300	6.6
4.27	15,175	5.8	4.27	15,175	5.8
4.49	5,000	8.1	4.49	1,667	8.1
5.10	30,175	9.3	5.10	—	—
5.16	3,000	9.3	5.16	—	—
5.32	185,069	1.2	5.32	185,069	1.2
5.50	1,500	8.2	5.50	1,000	8.2
5.78	15,000	8.8	5.78	—	—
5.94	9,000	8.7	5.94	4,500	8.7
21.41	1,245	0.5	21.41	1,245	0.5
32.13	374	0.5	32.13	374	0.5

$—	365,144	5.7	$4.71	297,254	5.7

8.	Commitments and Contingencies

The Company leases office space and production and warehouse facilities in Hawthorne, New York, Westborough, Massachusetts, Bridgewater and Red Bank, New Jersey. The office in Red Bank, New Jersey is owned by an affiliate of the president of Loscalzo. Future minimum lease payments are as follows:

Years Ending December 31,

2009	$436,327
2010	412,296
2011	383,293
2012	340,341
2013	339,150
And thereafter	2,064,501

$3,975,908

Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2008 and 2007 was approximately $431,000 and $445,000, respectively.

The Company arranged for a $150,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $150,000 certificate of deposit to the bank issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Employment agreements - The Company has employment agreements with its chief executive officer, its president, its chief financial officer, its chief technology officer and the presidents of SLE, Skye and Loscalzo. The employment agreement with the Company’s chief executive officer was renewed in February 2007, and is for a term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term, unless either party gives notice of their intent not to renew before the end of the first year, of each three-year term. The chief financial officer’s agreement was renewed in July 2008 and expires June 2011. The employment agreement with the president was renewed on October 1, 2008 for a period of three years. The chief technology officer’s agreement was entered into on October 1, 2007 for a period of three years. Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company’s board of directors. Under certain agreements, if the Company terminates any executive’s employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits. The employment agreement with the president of SLE provides for performance and other bonuses, if the Company reaches certain income levels. To date, no amounts have been paid or accrued in connection with this provision. Skye’s president’s agreement is for three years, beginning March 1, 2006 and expires January 31, 2009, and was extended at the Company’s option for one additional year. The agreement with the president of Loscalzo is for two years, expiring in June 2010.

At December 31, 2008, the aggregate commitment under the five employment agreements for the senior executives approximated $1,120,000.

Litigation - The Company is currently not a party in any litigation other than that arising in the normal course of its business operations.

9.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current assets and current liabilities - The carrying values of cash, investments securities available-for-sale, accounts receivables, payables and certain other short-term financial instruments approximate their fair value.

