Form 10-Q
period 2009-03-31
SmartPros Ltd.
filed 2009-05-05
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Yes |x|      No |  |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |  |      No |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	| |	Accelerated filer	| |

Non-accelerated filer	| |	Smaller reporting company	|x|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |  |      No |x|

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2009, there were 4,995,526 shares of common stock outstanding.

SMARTPROS LTD.

FORM 10-Q REPORT

March 31, 2009

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,942,433	$6,626,181
Accounts receivable, net of allowance for doubtful accounts
of $39,627 at March 31, 2009 and $39,677 at December 31, 2008	2,269,897	3,114,139
Prepaid expenses and other current assets	226,378	249,281
Total Current Assets	9,438,708	9,989,601

Property and equipment, net	604,746	607,988
Goodwill	3,375,257	3,394,329
Other intangibles, net	4,434,468	4,500,639
Other assets, including restricted cash of $150,000	160,626	155,613
Deferred tax asset	1,091,923	1,103,923
Investment in joint venture, at cost	23,057	23,890
	9,690,077	9,786,382
Total Assets	$19,128,785	$19,775,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$490,588	$779,870
Accrued expenses	1,195,963	1,294,042
Deferred revenue	5,250,189	5,576,607
Total Current Liabilities	6,936,740	7,650,519

Long-Term Liabilities:
Other liabilities	7,415	-
Total Long-Term Liabilities	7,415	-

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, authorized 1,000,000	--	--
shares, 0 shares issued and outstanding
Common stock, $.0001 par value, authorized 30,000,000 shares,	548	532
5,478,275 issued and 4,995,526 outstanding at March 31,
2009; and 5,324,316 issued and 4,841,567outstanding at December 31,
2008
Additional paid-in capital	17,185,486	17,155,851
Accumulated (deficit)	(3,475,681)	(3,505,196)
Common stock in treasury, at cost – 482,749 shares	(1,525,723)	(1,525,723)
Total Stockholders’ Equity	12,184,630	12,125,464
Total Liabilities and Stockholders’ Equity	$19,128,785	$19,775,983

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net revenues	$4,353,603	$3,875,663
Cost of revenues	2,000,760	1,924,773
Gross profit	2,352,843	1,950,890

Operating Expenses:
Selling, general and administrative	2,078,220	1,989,060
Depreciation and amortization	246,943	202,888
	2,325,163	2,191,948
Operating income (loss)	27,680	(241,058)

Other Income (Expense):
Interest income (net)	16,668	120,025
Loss from joint venture	(833)	-
	15,835	120,025

Income (loss) before provision for income taxes	43,515	(121,033)

Less: provision for income tax	14,000	--
Net income (loss)	$29,515	$(121,033)

Net (loss) income per common share:
Basic net income (loss) per common share	$.01	$(.02)

Diluted net income (loss) per common share	$.01	$(.02)

Weighted Average Number of Shares Outstanding:
Basic	4,942,198	4,993,896

Diluted	4,951,389	4,993,896

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$29,515	$(121,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246,943	202,888
Deferred compensation	-	5,555
Stock compensation expense	29,651	54,960
Deferred income taxes	12,000	-
Loss from joint venture	833	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	844,242	(39,928)
Prepaid expenses and other current assets	22,903	26,320
Other assets	(5,013)	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(387,361)	(380,610)
Deferred revenue	(326,418)	413,213
Other liabilities	7,415	(10,014)
Total adjustments	445,195	272,384
Net Cash Provided by Operating Activities	474,710	151,351

Cash Flows from Investing Activities:
Acquisition of property and equipment	(44,312)	(57,898)
Acquisition of course content	-	(25,000)
Capitalized software development	(91,760)	(252,717)
Capitalized course costs	(41,458)	-
Adjustment to cash paid for goodwill	19,072	-
Net Cash Used in Investing Activities	(158,458)	(335,615)

Cash Flows from Financing Activities:
Exercise of stock options	-	20,533
Purchase of treasury stock	-	(119,606)
Net Cash Used in Financing Activities	-	(99,073)

Net increase (decrease) in cash and cash equivalents	316,252	(283,337)
Cash and cash equivalents, beginning of period	6,626,181	10,072,338
Cash and cash equivalents, end of period	$6,942,433	$9,789,001

Supplemental Disclosure:
Cash paid for interest	$-	$54
Cash paid for income taxes	$10,000	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 24, 2009. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates, Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies

          Nature of Operations

          The Company, a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and internet subscription services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In 2008, the Company acquired Loscalzo, a leading provider of live training to accountants. In addition, the Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Through its wholly-owned subsidiary, SLE, the Company produces ethics, governance and compliance programs for corporate clients, and through SLE’s Cognistar Legal division, produces online and customized training courses for the legal profession. The Company’s other wholly-owned subsidiary, Skye, produces customized training solutions for a number of industries including the pharmaceutical and professional services. As a result of recent acquisitions, the Company acquired a library of nationally certified online training solutions for the banking, securities and insurance industries, as well as courses designed for live training. The engineering division provides training courses for the profession and preparation for professional licensing examinations.

          SmartPros also produces custom videos and rents out its studios and provides video duplication and technology consulting services.

          While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s operations are considered to be aggregated in one reportable segment.

          SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, video production studios and tape duplication facilities.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

          Revenue Recognition

          The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on the proportional performance method where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Duplication and related services are generally recognized upon shipment or, if later, when the Company’s obligations are complete and realization of receivable amounts is assured. Revenue from live training programs is recognized upon completion of the conference or seminar, which usually lasts one or two days.

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired $800,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at March 31, 2009, are capitalized course costs of $188,000, net of accumulated amortization of $52,000.

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

          Earnings Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. It also excludes shares of unvested restricted stock. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares of 573,388 and 337,726 for the three months period ended March 31, 2009 and 2008 respectively.

Note 3. Stock-Based Compensation

          The Company’s 1999 Stock Option Plan (the “Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the Plan is 748,670, provided that restricted stock grants may not exceed 200,000 shares. As of March 31, 2009, there were 418,479 options outstanding, of which 301,220 are currently exercisable, and restricted stock grants totaled 183,388, of which 47,378 shares had vested as of March 31, 2009. All stock

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Stock-Based Compensation (cont’d)

options and restricted stock awards granted under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options generally vest ratably over a four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest in the same manner. Restricted stock awards generally vest in three installments; one-third immediately upon grant and one-third on the first and second anniversary of the grant. Unvested shares are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          SFAS No. 123R authorizes the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The company has recorded an incremental stock-based compensation expense of $29,651 and $54,960 for the three-month periods ended March 31, 2009 and 2008, respectively.

          The assumptions used for the three-month periods ended March 31, 2009 and 2008, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended March 31,
	2009	2008
Expected life (years)	5.1	5.5
Risk-free interest rate	1.99%	2.8%-3.0%
Volatility	45.0%	45.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$2.54	$2.29

          The Company granted 55,750 options under the Plan during the three months ended March 31, 2009 at exercise price of $2.54 per share.

          The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2009:

		Weighted Average	Weighted Average
	Number	Exercise Price per	Remaining
Stock Options	of Shares	Share	Contractual Term

Outstanding at January 1, 2009	365,144	$4.71	5.7
Granted	55,750	$2.54	10.0
Exercised	-	-	-
Forfeited/expired	(2,415)	$4.88	-
Outstanding at March 31, 2009	418,479	$4.42	5.9
Exercisable at March 31, 2009	301,220	$4.54	6.1

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Income Tax Benefit

          The Company recognizes a deferred income tax asset available from its net operating loss carryforwards, which expire in 2023. This benefit is offset by any corporate alternative minimum income tax. The Company is currently utilizing its available net operating loss carryforwards to offset current taxable income and as such has recognized a net income tax expense of $14,000 ($2,000 current provision and $12,000 deferred provision) for the three months ended March 31, 2009. The Company has approximately $1,092,000 of remaining deferred income tax assets as of March 31, 2009 primarily on account of net operating loss carryforwards. The Company does not believe that it takes any uncertain income tax positions that would require disclosure under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

*           *           *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this 10-Q. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

          We provide learning solutions for accounting/finance, legal, insurance, banking, brokerage and engineering professionals – six large vertical markets with mandatory continuing education requirements. In addition, we provide training solutions for the pharmaceutical, banking, securities, insurance and technology industries. We also provide information technology, corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Our customers include professional firms of all sizes, and a large number of midsize and small companies.

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

  Continuing professional education requirements by governing bodies, including states and professional associations;

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

Over the last four years, our annual revenues have grown from $10.2 million to $18.3 million and our annual net operating income has grown from $739,000 to $1.3 million. This growth is due in large part to seven acquisitions that we have completed in this period. Our most recent acquisition was Loscalzo in July 2008. Loscalzo is a leading provider of live training to accountants. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. This acquisition expands our product line and customer base and gives us the opportunity to cross-market and cross-sell our full line of products to the Loscalzo customer base. Historically, Loscalzo’s revenues are lowest in the first quarter of the year and grow throughout the year. Operating expenses, on the other hand, are relatively consistent from quarter-to-quarter and cost of revenues fluctuates directly in relation to revenues. As a result, Loscalzo historically shows a significant operating loss in the first quarter of the year and increasing profitability in the subsequent quarters. We expect this trend to continue and we further expect that it will have an impact on our quarterly operating results.

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

          There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2008. These risks include integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

          Our common stock and warrants are traded on the NASDAQ Capital Market under the symbols “SPRO” and “SPROW”, respectively.

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

          Revenue

          A large portion of our revenue is in the form of subscription fees for any of our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, tape and DVD duplication, video production, video conversion, course design and development, ongoing maintenance of the PEC, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

          Revenue from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenue from live training is recognized when earned, usually upon the completion of a one-day seminar or conference. Revenue from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects is generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenue after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

          Revenue from live training is recognized when the seminar or conference is completed. These are usually one or two day events.

          Impairment of long-lived assets

          We review long-lived assets and certain intangible assets annually for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

          Stock-based compensation

          We have adopted the recognition and measurement requirements of Statement of Financial Accounting Standards No. 123R. As a result, compensation costs are now recognized in the financial statements for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the stock-based instrument granted.

          Segment accounting

          All of our operations constitute a single segment, that of educational services. Revenues from non-educational services, such as video production are not a material part of our operating income.

Results of Operations

          Comparison of three months ended March 31, 2009 and 2008

          Despite the fact that Loscalzo generated minimal net revenues in the quarter and accounted for significant expenses, our operating results for the quarter ended March 31, 2009 were significantly improved compared to the quarter ended March 31, 2008:

  net revenues increased 12.3%;

  gross profit increased 20.6% and gross profit margin increased 7.4%; and

  net income was approximately $30,000 compared to a $121,000 net loss in the earlier period.

On the other hand, selling, general and administrative expenses increased 4.5%.

          Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue growth. However, many of our other products, including our Cognistar law library, our Financial Campus and banking courses and our technology training products are also delivered online and also contribute to our revenue growth.

          The following table compares our statement of operations data for the three months ended March 31, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,
	2009		2008
	Amount	Percentage	Amount	Percentage	Change

Net revenues	$4,353,603	100.0%	$3,875,663	100.0%	12.3%
Cost of revenues	2,000,760	46.0%	1,924,773	49.7%	3.9%
Gross profit	2,352,843	54.0%	1,950,890	50.3%	20.6%
Selling, general and administrative	2,078,220	47.7%	1,989,060	51.3%	4.5%
Depreciation and amortization	246,943	5.7%	202,888	5.2%	21.7%
Total operating expenses	2,325,163	53.4%	2,191,948	56.5%	6.1%
Operating income (loss)	27,680	0.6%	(241,058)	(6.2%)	111.5%
Other income, net	15,835	0.4%	120,025	3.1%	(86.8%)
Net income (loss) before provision for
income tax	43,515	1.0%	(121,033)	(3.1%)	136.0%
Provision for income tax	14,000	0.3%	-	-	-
Net (loss) income	$29,515	0.7%	$(121,033)	(3.1%)	124.4%

     Net revenues

          Net revenues for the three months ended March 31, 2009, increased approximately $478,000, or 12.3%, compared to net revenues for the three months ended March 31, 2008. This increase was primarily due to: (i) the Accounting/Finance division whose net revenues increased $35,000; (ii) the Financial Services Training division whose net revenues increased $122,000; (iii) Skye whose net revenues increased $424,000; and (iv) the Consulting division, whose revenues increased $71,000. These increases were offset by: (i) a $15,000 decrease in net revenues from the Video Production and Duplication division; (ii) a $14,000 decrease in net revenues from the Ethics and Compliance division; (iii) a $45,000 decrease in net revenues from the Cognistar Legal division; (iv) a $99,000 decrease in net revenues from the Engineering division; and (v) a $1,000 decrease in net revenues from the Technology Training division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the first quarter of 2009, net revenues from the Accounting/Finance division were $2.19 million, or 50% of net revenues, compared to $2.15 million, or 55% of net revenues, in the comparable 2008 period. The 2009 period included $104,000 of net revenues generated by Loscalzo. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased from $1.96 million in the 2008 period to $1.92 million in the corresponding 2009 period. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based decreased from $196,000 in 2008 to $163,000 in 2009. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2009 period, net revenues from online sales of accounting products accounted for approximately $911,000, or 21% of net revenues, compared to $815,000, or 21% of net revenues, in the comparable 2008 period. This represents a 12% increase in absolute dollars. However, total online sales were $1.6 million in the 2009 period, or 37% of net revenues, as compared to $1.3 million in the comparable 2008 period, an increase of 12%.

          For the three months ended March 31, 2009, Skye generated net revenues of $1.04 million compared to $619,000 in the first quarter of 2008. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $523,000 of net revenues in the quarter ended March 31, 2009. For the quarter ended March 31, 2008, this division generated $401,000 of net revenues.

          Our Technology Training division generated $29,000 of net revenues in the 2009 period, as compared to $30,000 in the first quarter of 2008.

          For the quarter ended March 31, 2009, SLE had net revenues of $272,000 compared to net revenues of $331,000 for the quarter ended March 31, 2008. For the 2009 period, $161,000 of SLE’s net revenues was generated by the Ethics and Compliance division and $111,000 was generated by the Cognistar Legal division. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $201,000 of net revenues in the first quarter of 2009 compared to $300,000 in the first quarter of 2008. This decrease is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers. Sales of our engineering products are not subscription based.

          Net revenues generated by the Video Production and Duplication division were $25,000 and from the Consulting division were $75,000 for the first quarter of 2009 compared to $40,000 and $4,000 respectively for the first quarter of 2008. We believe the decline in video production and duplication net revenues reflects an overall trend in the business.

     Cost of revenues

          Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physically delivery of DVD’s, disks and written materials.

          Our gross profit margin increased for the three months ended March 31, 2009 to 54.0% compared to 50.3% for the three months ended March 31, 2008. This increase is attributable, in part, to increased revenue from custom work without any significant increases in payroll, the benefits of outsourcing certain projects and the product mix. We also devoted a significant amount of internal resources to develop new products and to re-tooling existing products and technology.

          Cost of revenues increased by $80,000 in the current quarter from the comparable period last year. The increase is attributable to a number of factors: (i) salaries and related costs decreased by approximately $39,000; (ii) outside labor and productions costs related to custom projects increased approximately $109,000; and (iii) other costs increased by approximately $10,000. Beginning in 2008, we started to reduce our labor costs by outsourcing a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

  Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non- video technology. It also includes the costs of instructors for live training and the production of those courses. The cost of such outside labor, which is primarily video production and technology personnel and instructors, increased $109,000 after capitalizing a portion of these costs. This increase is directly related to the completion of a number of custom projects. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction other than labor costs, such as the cost of renting equipment and locations and the use of outsourced labor in the technology area, increased $76,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

  Royalties. Royalty expense decreased in the three months ended March 31, 2009, compared to the comparable 2008 period by $14,000. This is a result of timing differences in payments to our partners in our engineering courses and to our organizational partners in the accounting education area for which we often have to make estimates.

  Salaries. Overall, payroll and related costs attributable to production personnel decreased by $39,000 after capitalizing a portion of these costs during the current quarter. We have reduced salaries and related costs in our consulting and video production departments as a result of decreased business in our duplication business and outsourcing of technology services. This decrease was offset by increased salaries and related costs as a result of normal salary increases and additional personnel as a result of our acquisition of Loscalzo.

  Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs decreased by $52,000 from 2008 to 2009. This is primarily a direct result of travel-related expenses incurred by SLE and Skye, most of which is reimbursed by the customer on whose behalf those expenses were incurred and a reduction in our shipping costs as a result of switching to DVD from videotape for our subscription based products.

     Selling, general and administrative expenses

          Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 increased $89,000, or 4.5%, compared to the three months ended March 31, 2008. The increase in selling, general and administrative expenses is primarily attributable to the Loscalzo acquisition.

          Compensation expense in the 2009 period decreased $39,000 over compensation expense for the 2008 period. Our total number of full time general and administrative employees at March 31, 2009 was 58 compared to 49 at March 31, 2008. Compensation expense includes stock based compensation expense of $30,000 for the 2009 period and $55,000 for the 2008 period.

          In February 2009 we granted 55,750 options to various employees. The closing price of the stock on the dates of issuance was $2.54. Using the BSM model we determined that these options had a cost of $59,000 that is being amortized over a three-year period. The value of the options was determined by using a volatility factor of 45%, a risk-free interest rate of 1.99% and expected life of 5.1 years.

          Our other selling, general and administrative costs, exclusive of compensation costs, increased $128,000. These costs include rent, insurance and other expenses. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance and travel.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $44,000 in the first quarter of 2009 compared to the first quarter of 2008 as a result of increased amortization expense from our capitalized course costs, intangibles acquired through acquisitions and from the depreciation of fixed assets acquired from our various acquisitions and/or purchased in 2007 and 2008. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and begin to amortize intangibles acquired through acquisitions. Although many of our older assets are either fully or almost fully depreciated and we do not anticipate replacing them at the same rate, this is partially offset by the amortization of the intangibles acquired through acquisitions.

     Operating income (loss)

          For the three months ended March 31, 2009, net income from operations was $28,000 compared to an operating loss of $241,000 in the comparable period of 2008.

     Other income, net

          Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have used all the proceeds from our public offering. We have no debt other than trade payables and accrued liabilities. However, interest rates are substantially lower than they were in 2008. As a result, for the first quarter of 2009 we had net interest income of $17,000 compared to net interest income of $120,000 in the first quarter of 2008. The loss from our iReflect joint venture for the quarter ended March 31, 2009 was $1,000. We anticipate comparable interest income in future periods.

     Income Tax Provision

            We account for deferred tax assets available principally from our net operating loss carryforward pursuant to SFAS No. 109. To date we have recognized a total of approximately $1,092,000 in such assets, after applying a deferred tax expense of $12,000 for the period ended March 31, 2009.

     Net income (loss)

          For the three months ended March 31, 2009, we recorded a net income of $ 30,000, or $0.01 per share, basic and diluted, compared to a net loss of $121,000 or $0.02 per share, basic and diluted, for the three months ended March 31, 2008.

Liquidity and Capital Resources

          Since becoming a public reporting company in October 2004, we have financed our working capital requirements through internally generated funds. In addition, our initial public offering yielded net proceeds of approximately $6.0 million. To date we have used all of the net proceeds of the public offering; $5.5 million to make acquisitions and $500,000 to repay debt. At March 31, 2009, we had no indebtedness for borrowed money.

          Our working capital as of March 31, 2009 was approximately $2.5 million compared to $2.3 million at December 31, 2008. Our current ratio at March 31, 2009 was 1.36 to 1 compared to 1.31 to 1 at December 31, 2008. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.3 million at March 31, 2009 compared to $5.6 million at December 31, 2008. This decrease is attributable to subscription-based products and custom projects that were billed in 2008 and earned in the first quarter of 2009.

          At March 31, 2009, we had cash and cash equivalents of $6.9 million. For the three months ended March 31, 2009, we reported a net increase in cash of $ 316,000, which includes $475,000 of cash provided by operating activities offset by $159,000 of cash used by investing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          For the 2009 period, net cash used in investing activities was $158,000, which included capital expenditures of $44,000, consisting primarily of computer equipment and software purchases, $92,000 for software development costs relating to new products and $41,000 for course development. This was offset by a $19,000 decrease in goodwill relating to a closing adjustment in connection with the Loscalzo acquisition and an adjustment to the estimated contingent purchase price for Skye. We continually upgrade our technology hardware and while we do not anticipate any unusual capital expenditures relating to equipment purchases over the next 12 months, we cannot be assured that such expenditures will not be required.

          For the 2009 period, no cash was used for financing activities.

          In April 2009 we paid approximately $700,000 in cash to the former shareholders of Skye and agreed to issue to them 83,825 shares of our common stock in satisfaction of the “earn-out” contingent purchase price for the Skye assets. This liability was accrued at December 31, 2008.

          We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

          In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred may be secured or unsecured, bear interest at a fixed or variable rate and may contain other terms and conditions that we deem are reasonable under the circumstances existing at the time. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Item 3. Quantitative and Qualitative Risk Disclosures About Market Risk

          As a smaller reporting company we are not required to provide the information required by this Item.

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

Item 1. Legal Proceedings

          We are not a party to any material legal proceeding not in the ordinary course of business at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          In April 2009 we paid approximately $700,000 in cash to the former shareholders of Skye and agreed to issue to them 83,825 shares of our common stock in satisfaction of the “earn-out” contingent purchase price for the Skye assets. The issuance of these shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

Company Purchases of its Equity Securities

          On November 11, 2008, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. From November 11, 2008 through December 31, 2008, we repurchased an additional 85,424 shares of our common stock for $252,308 under this program. During the three months ended March 31, 2009, no additional shares were repurchased, and as of such date approximately $497,692 was available under this program.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

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

SmartPros Ltd.
(Registrant)

Date:	May 5, 2009	/s/ Allen S. Greene
Chief Executive Officer

Date:	May 5, 2009	/s/ Stanley P. Wirtheim
Chief Financial Officer
(Principal Financial Officer)