Form 10-Q
period 2009-06-30
SmartPros Ltd.
filed 2009-08-12
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2009, there were 5,079,351 shares of common stock outstanding.

SMARTPROS LTD.

FORM 10-Q REPORT

June 30, 2009

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,243,895	$6,626,181
Accounts receivable, net of allowance for doubtful accounts of $39,627 at June 30, 2009 and $39,677 at December 31, 2008	3,370,766	3,114,139
Prepaid expenses and other current assets	192,408	249,281

Total Current Assets	9,807,069	9,989,601

Property and equipment, net	599,692	607,988
Goodwill	3,375,257	3,394,329
Other intangibles, net	4,292,790	4,500,639
Other assets, including restricted cash of $150,000	160,626	155,613
Deferred tax asset	1,144,645	1,103,923
Investment in joint venture, at cost	21,566	23,890

	9,594,576	9,786,382

Total Assets	$19,401,645	$19,775,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$653,630	$779,870
Accrued expenses	218,015	1,294,042
Deferred revenue	5,833,742	5,576,607

Total Current Liabilities	6,705,387	7,650,519

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,562,100 issued and 5,079,351 outstanding at June 30, 2009; and 5,324,316 issued and 4,841,567 outstanding at December 31, 2008	556	532
Additional paid-in capital	17,479,765	17,155,851
Accumulated (deficit)	(3,258,340)	(3,505,196)
Common stock in treasury, at cost – 482,749 shares	(1,525,723)	(1,525,723)

Total Stockholders’ Equity	12,696,258	12,125,464

Total Liabilities and Stockholders’ Equity	$19,401,645	$19,775,983

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008

Net revenues	$9,085,287	$7,937,534	$4,731,684	$4,061,871
Cost of revenues	4,182,384	3,555,961	2,181,624	1,673,385

Gross profit	4,902,903	4,381,573	2,550,060	2,388,486

Operating Expenses:
Selling, general and administrative	4,132,913	4,050,167	2,054,693	2,018,911
Depreciation and amortization	497,551	405,842	250,608	202,954

	4,630,464	4,456,009	2,305,301	2,221,865

Operating income (loss)	272,439	(74,436)	244,759	166,621

Other Income (Expense):
Interest income (net)	27,227	148,593	10,559	28,568
Loss from joint venture	(2,324)	—	(1,491)	—

	24,903	148,593	9,068	28,568

Income before (provision) benefit for income tax	297,342	74,157	253,827	195,189

(Provision) benefit for income tax	(50,486)	35,000	(36,486)	35,000

Net income	$246,856	$109,157	$217,341	$230,189

Net income per common share:
Basic net income per common share	$.05	$.02	$.04	$.05

Diluted net income per common share	$.05	$.02	$.04	$.05

Weighted Average Number of Shares Outstanding:
Basic	5,007,912	4,974,721	5,072,913	4,955,678

Diluted	5,168,384	5,027,312	5,239,710	4,990,698

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2009	2008

Cash Flows from Operating Activities:
Net income	$246,856	$109,157

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,551	405,842
Deferred compensation	—	11,715
Stock compensation expense	105,151	105,803
Deferred income taxes	(40,722)	(35,000)
Loss from joint venture	2,324	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(256,627)	222,883
Prepaid expenses and other current assets	56,873	9,737
Other assets	(5,013)	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(283,478)	(633,727)
Deferred revenue	257,135	714,646
Other liabilities	—	(20,028)

Total adjustments	333,194	781,872

Net Cash Provided by Operating Activities	580,050	891,028

Cash Flows from Investing Activities:
Acquisition of property and equipment	(88,918)	(178,417)
Acquisition of course content	—	(25,000)
Capitalized software development costs	(153,898)	(433,212)
Capitalized course costs	(38,592)	(13,318)
Adjustment to cash paid for goodwill	19,072	—
Additional purchase consideration for acquisition of Skye Multimedia Ltd.	(700,000)	—

Net Cash Used in Investing Activities	(962,336)	(649,947)

Cash Flows from Financing Activities:
Exercise of stock options	—	20,174
Purchase of treasury stock	—	(329,092)

Net Cash Used in Financing Activities	—	(308,918)

Net decrease in cash and cash equivalents	(382,286)	(67,837)
Cash and cash equivalents, beginning of period	6,626,181	10,072,338

Cash and cash equivalents, end of period	$6,243,895	$10,004,501

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$140

Cash paid for income taxes	$10,000	$—

Supplemental Disclosure of Non-Cash Investing Activities:
Stock issued for additional purchase consideration for acquisition of Skye Multimedia Ltd.	$218,783	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 24, 2009. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates, Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated. On July 1, 2009 the Company acquired all of the operating assets of Executive Enterprise Institute (“EEI”). EEI provides continuing professional education directed to accountants, financial professionals and attorneys through live seminars conducted throughout the United States.

Note 2. Description of Business and Summary of Significant Accounting Policies

          Nature of Operations

          The Company, a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and internet subscription-based programs and services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In 2008, the Company acquired Loscalzo, a leading provider of live training to accountants. The Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Through its wholly-owned subsidiary, SLE, the Company produces ethics, governance and compliance programs for corporate clients, and through SLE’s Cognistar Legal division, produces online and customized training courses for the legal profession. The Company’s other wholly-owned subsidiary, Skye, produces customized training solutions for a number of industries including the pharmaceutical and professional services. In addition, the Company’s Financial Campus division owns a library of online training solutions for the banking, securities and insurance industries, as well as courses designed for live training. Through our WatchIT division we sell a subscription-based program and develop custom courses for corporate information technology professionals. Finally, SmartPros produces custom videos, rents out its studios and provides multi-media and technology consulting services.

          While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s operations are considered to be aggregated in one reportable segment.

          SmartPros is located in Hawthorne, New York, where it maintains its corporate offices, new media lab and video production facilities.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

          Revenue Recognition

          The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Revenue from live training programs is recognized upon completion of the conference or seminar, which usually lasts one or two days.

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of recent acquisitions, the Company acquired $800,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at June 30, 2009, are capitalized course costs of $210,000, net of accumulated amortization of $60,000.

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

          Earnings Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares for the six-month period ended June 30, 2009 and 2008 were 160,472 and 52,591, respectively and for the three-month period ended June 30, 2009 and 2008 were 166,797 and 35,020, respectively..

Note 3. Stock-Based Compensation

          The Company’s 2009 Stock Option Plan (the “Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Incentive Compensation Plan adopted at the Company’s annual meeting in June 2009 is 800,000, provided that restricted stock grants may not exceed 200,000 shares. As of June 30, 2009, there

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Stock-Based Compensation (cont’d)

were 401,671 options outstanding, of which 284,412 are currently exercisable, and restricted stock grants totaled 136,010, none of which had vested as of June 30, 2009. All stock options and restricted stock awards granted under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Unvested shares are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          SFAS No. 123R authorizes the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded an incremental stock-based compensation expense of $105,000 and $106,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

          The assumptions used for the six-month periods ended June 30, 2009 and 2008, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Six months ended June 30,
	2009	2008

Expected life (years)	5.1	5.5
Risk-free interest rate	1.99%	2.8%-3.0%
Volatility	45.0%	45.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$2.54	$2.29

          The Company granted 55,750 options under the Plan during the six months ended June 30, 2009 at an exercise price of $2.54 per share. In addition, the Company granted 10,000 options on July 1, 2009 immediately exercisable at a price of $3.50 in conjunction with the acquisition of EEI.

          The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2009	365,144	$4.71	5.7
Granted	55,750	$2.54	10.0
Exercised	—	—	—
Forfeited/expired	(19,223)	$4.74	—

Outstanding at June 30, 2009	401,671	$4.43	5.7

Exercisable at June 30, 2009	284,412	$4.56	5.9

Note 4. Income Tax Benefit

          The Company recognizes a deferred income tax asset available from its net operating loss carryforwards, which begin to expire in 2023. This benefit is offset by any corporate alternative minimum income tax. The Company is currently utilizing its available net operating loss carryforwards to offset current taxable income and as such has recognized a net income tax expense of approximately $50,000 for the six-months ended June 30, 2009. The Company has approximately $1.1 million of remaining deferred income tax assets as of June 30, 2009 primarily on account of net operating loss carryforwards. The Company does not believe that it takes any uncertain income tax positions that would require disclosure under Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Note 5. Stockholders’ Equity

          In February 2009 the Company issued an additional 18,116 shares of our common stock as part of the 2008 bonus paid in 2009. These shares vest over a three-year period. The remaining bonuses were paid in cash. The Company’s Compensation Committee awarded 98,500 shares of our common stock to various officers and employees from our Incentive Stock Plan to align the stockholders’ interest with those of management and senior level employees and as an inducement for those employees to remain with the Company. Of these grants, 50,000 shares vest ratably over a four-year period and the remaining 48,500 shares vest at the end of three years.

          In April 2009 the Company issued 83,825 shares of our common stock in satisfaction of the “earn-out” contingent purchase price for the Skye assets.

Note 6. New Accounting Pronouncements

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events. This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. In accordance with SFAS 165, the Company reviewed the events for inclusion in the financial statements through the filing date. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

          In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification). The Codification will be the single source of authoritative U.S. nongovernmental generally accepted accounting principles. The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way GAAP is referenced. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its financial statements for the third quarter of 2009.

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

Overview

          We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements. In addition, we provide training solutions for the banking, insurance, information technology industries and others. We also provide information technology, corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through our wholly-owned subsidiary, Loscalzo Associates Ltd., acquired in July 2008, we are a leading provider of live training to accountants. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of midsize and small companies.

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

          Over the last four years, our annual revenues have grown from $10.2 million to $18.3 million and our annual net operating income has grown from $739,000 to $1.3 million. This growth is due in large part to eight acquisitions that we have completed in this period. Our most recent acquisition was in July 2009, when we acquired Executive Enterprise Institute (“EEI”), which provides continuing professional education directed to accountants, financial professionals and attorneys through live seminars conducted throughout the United States. In addition, the president of EEI received 10,000 options that vested immediately at an exercise price of $3.50. In conjunction with the recent acquisition of EEI, we anticipate increased operating costs in the second half of the year as we build EEI’s business. EEI has historically earned the majority of its revenues in the second and fourth calendar quarters of each year. Marketing and related costs associated with these seminars produced by EEI will be expensed in the quarter in which the seminars take place. However, other operating costs, such as payroll, will be recorded as incurred. This will likely have an adverse effect on our operating results in the third quarter of 2009.

          In August 2009 we hired a senior executive to assist one of our division heads who we believe will be reducing their time significantly in the second half of 2010.

          We intend to continue to focus primarily on acquisitions that will allow us to increase the breadth and depth of our current product offerings. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive within the first year of ownership, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

          Revenue

          A large portion of our revenue is in the form of subscription fees for our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, video production, video conversion, course design and development, ongoing maintenance of the PEC, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

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

Results of Operations

          Comparison of three months ended June 30, 2009 and 2008

          Our operating results for the quarter ended June 30, 2009 were significantly improved compared to the quarter ended June 30, 2008:

•	net revenues increased 16.5%;

•	gross profit increased by $168,000 or 6.8%; and

•	operating income increased from $167,000 in 2008 to $244,000 in 2009, an increase of 46.9%

•	pre-tax net income was approximately $254,000 compared to $195,000 in the earlier period.

However, our gross profit margin decreased from 58.8% in 2008 to 53.9% in 2009 and selling, general and administrative expenses increased 1.8%.

          Results for the 2008 period do not include the operations of Loscalzo, which we acquired in July 2008.

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

          The following table compares our statement of operations data for the three-months ended June 30, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,

	2009		2008

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$4,731,684	100.0%	$4,061,871	100.0%	16.5%
Cost of revenues	2,181,624	46.1%	1,673,385	41.2%	30.4%

Gross profit	2,550,060	53.9%	2,388,486	58.8%	6.8%

Selling, general and administrative	2,054,693	43.4%	2,018,911	49.7%	1.8%
Depreciation and amortization	250,608	5.3%	202,954	5.0%	23.5%

Total operating expenses	2,305,301	48.7%	2,221,865	54.7%	3.8%

Operating income	244,759	5.2%	166,621	4.1%	46.9%
Other income, net	9,068	0.2%	28,568	0.7%	(68.3%)

Net income before (provision) benefit for income tax	253,827	5.4%	195,189	4.8%	30.0%
(Provision) benefit for income tax	(36,486)	(0.8%)	35,000	0.9%	(204.2%)

Net income	$217,341	4.6%	$230,189	5.7%	(5.6%)

Net revenues

          Net revenues for the three months ended June 30, 2009, increased approximately $670,000, or 16.5%, compared to net revenues for the three months ended June 30, 2008. This increase was primarily due to: (i) the Accounting/Finance division whose net revenues increased $828,000; (ii) Skye whose net revenues increased $194,000; (iii) the Consulting division, whose net revenues increased $38,000; and (iv)a net increase of $23,000 in video production net revenues. These increases were offset by: (i) a $127,000 decrease in net revenues from the Financial Services division; (ii) a $175,000 decrease in net revenues from the Ethics and Compliance division; (iii) a $43,000 decrease in net revenues from the Cognistar Legal division; (iv) a $13,000 decrease in net revenues from the Engineering division; and (v) a $56,000 decrease in net revenues from the Technology Training division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the second quarter of 2009, net revenues from the Accounting/Finance division were $3.19 million, or 67% of net revenues, compared to $2.36 million, or 58% of net revenues, in the comparable 2008 period. The 2009 period included $875,000 of net revenues generated by Loscalzo. Historically, Loscalzo’s revenues are lowest in the first quarter of the year and grow throughout the year. Operating expenses, on the other hand, are relatively consistent from quarter-to-quarter and cost of revenues fluctuates directly in relation to revenues. As a result, Loscalzo historically shows a significant operating loss in the first quarter of the year and increasing profitability in the subsequent quarters. We expect this trend to continue and we further expect that it will have an impact on our quarterly operating results. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased from $2.19 million in the 2008 period to $2.11 million in the corresponding 2009 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based increased $34,000 from 2008 to 2009. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2009 period, net revenues from online sales of accounting products accounted for approximately $1.11 million, or 23% of net revenues, compared to $1.12 million, or 28% of net revenues, in the comparable 2008 period.

          For the three months ended June 30, 2009, Skye generated net revenues of $626,000 compared to $432,000 in the second quarter of 2008. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $433,000 of net revenues in the quarter ended June 30, 2009. For the quarter ended June 30, 2008, this division generated $560,000 of net revenues. This decrease is a result of timing differences in the billings of renewals and other projects.

          Our Technology Training division generated $61,000 of net revenues in the 2009 period, as compared to $117,000 in the second quarter of 2008.

          For the quarter ended June 30, 2009, SLE had net revenues of $149,000 compared to net revenues of $367,000 for the quarter ended June 30, 2008. For the 2009 period, $56,000 of SLE’s net revenues was generated by the Ethics and Compliance division and $93,000 was generated by the Cognistar Legal division. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $148,000 of net revenues in the second quarter of 2009 compared to $161,000 in the second quarter of 2008. This decrease is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers. Sales of our engineering products are not subscription based.

          Net revenues generated by the Video Production division were $82,000 and from the Consulting division were $46,000 for the second quarter of 2009 compared to $59,000 and $8,000 respectively for the second quarter of 2008. We believe the decline in video production net revenues reflects an overall trend in the business.

     Cost of revenues

          Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; and (iv) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physically delivery of DVD’s and written materials.

          Our gross profit margin decreased for the three months ended June 30, 2009 to 54.0% compared to 59% for the three months ended June 30, 2008. This decrease is attributable, in part, to costs related to Loscalzo, that we did not incur in the second quarter of last year, as we did not acquire Loscalzo until July 2008. In addition, there were decreased revenues from certain divisions without any significant decreases in payroll. We also devoted a significant amount of internal resources to develop new products and to re-tool existing products and technology.

          Cost of revenues increased by $508,000 in the current quarter from the comparable period last year. The increase is attributable to a number of factors: (i) salaries and related costs attributable to Loscalzo were approximately $401,000; (ii) outside labor and productions costs related to custom projects increased approximately $129,000; and (iii) other costs decreased by approximately $22,000 primarily from a $51,000 decrease in royalty expense. Beginning in 2008, we started to reduce our labor costs by outsourcing a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live training and the production of those courses. The cost of such outside labor, which is primarily video production and technology personnel and instructors, increased $177,000 after capitalizing a portion of these costs. This increase is directly related to Loscalzo and the completion of a number of custom projects. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction other than labor costs, such as the cost of renting equipment and locations and the use of outsourced labor in the technology area, decreased $45,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

•

Royalties. Royalty expense decreased in the three months ended June 30, 2009, compared to the comparable 2008 period by $51,000. This is a result of timing differences in payments to our partners in our engineering courses and to our organizational partners in the accounting education area for which we often have to make estimates.

•

Salaries. Overall, payroll and related costs attributable to production personnel increased by $168,000 after capitalizing a portion of these costs during the current quarter. We have reduced salaries and related costs in our consulting and video production departments as a result of decreased business in our duplication business and outsourcing of technology services. This decrease was offset by increased salaries and related costs as a result of normal salary increases and additional personnel as a result of our acquisition of Loscalzo.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $259,000 from 2008 to 2009. This is primarily a direct result of travel-related expenses, most of which is reimbursed by the customer on whose behalf those expenses were incurred; purchases of materials used by Loscalzo for classroom instruction; offset by a reduction in our production and shipping costs as a result of switching to DVD from videotape for our subscription based products.

     Selling, general and administrative expenses

          Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 increased $36,000, or 1.8%, compared to the three months ended June 30, 2008. The increase in selling, general and administrative expenses is primarily attributable to the Loscalzo acquisition.

          Compensation expense in the 2009 period increased $32,000 over compensation expense for the 2008 period. Our total number of full time general and administrative employees at June 30, 2009 was 57 compared to 54 at June 30, 2008. Compensation expense includes stock based compensation expense of $75,000 for the 2009 period and $52,000 for the 2008 period.

          Our other selling, general and administrative costs, exclusive of compensation costs, only increased $4,000. These costs include rent, insurance and other expenses. We continue to look for other opportunities to reduce our overhead. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and recent acquisitions.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $48,000 in the second quarter of 2009 compared to the second quarter of 2008 as a result of increased amortization expense from our capitalized course costs, intangibles acquired through acquisitions and from the depreciation of fixed assets acquired from our various acquisitions and/or purchased in 2007 and 2008. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and begin to amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

     Operating income (loss)

          For the three months ended June 30, 2009, net income from operations was $245,000 compared to $167,000 in the comparable period of 2008.

     Other income, net

          Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. However, interest rates are substantially lower than they were in 2008. For the second quarter of 2009 we had other income of $9,000 compared to $29,000 in the second quarter of 2008, mostly as a result of higher cash balances in the 2008 period and lower interest rates in 2009. In July 2008, we paid approximately $4.2 million in cash for Loscalzo. The loss from our iReflect joint venture for the quarter ended June 30, 2009 was $1,500. We anticipate comparable interest income in future periods.

     Income tax provision

          We account for deferred tax assets available principally from our net operating loss carryforward pursuant to SFAS No. 109. To date we have recognized a total of approximately $1,144,000 in such assets. We recorded an expense of $36,000 for the quarter from state and local income taxes.

     Net income

          For the three months ended June 30, 2009, we recorded a net income of $ 217,000, or $0.04 per share, basic and diluted, compared to a net income of $230,000 or $0.05 per share, basic and diluted, for the three months ended June 30, 2008.

          Comparison of six months ended June 30, 2009 and 2008

          Our operating results for the six-months ended June 30, 2009 were mixed compared to the comparable period of 2008:

•	net revenues increased 14.5%;

•	gross profit increased by $521,000, or 11.9%

•	selling, general and administrative expenses only increased 2.0%; and

•	pre-tax net income was approximately $297,000 compared to $74,000 in the earlier period.

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

          The following table compares our statement of operations data for the six months ended June 30, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended June 30,

	2009		2008

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$9,085,287	100.0%	$7,937,534	100.0%	14.5%
Cost of revenues	4,182,384	46.0%	3,555,961	44.8%	17.6%

Gross profit	4,902,903	54.0%	4,381,573	55.2%	11.9%

Selling, general and administrative	4,132,913	45.5%	4,050,167	51.0%	2.0%
Depreciation and amortization	497,551	5.5%	405,842	5.1%	22.6%

Total operating expenses	4,630,464	51.0%	4,456,009	56.1%	3.9%

Operating income (loss)	272,439	(1.0%)	(74,436)	(0.9%)	466.0%
Other income, net	24,903	0.3%	148,593	1.9%	(83.2%)

Income before (provision) benefit for income tax	297,342	3.3%	74,157	1.0%	301.0%
(Provision) benefit for income tax	(50,486)	(1.2%)	35,000	0.4%	(244.2%)

Net income	$246,856	2.7%	$109,157	1.4%	126.1%

     Net revenues

          Net revenues for the six months ended June 30, 2009, increased approximately $1.15 million or 14.5%, compared to net revenues for the six months ended June 30, 2008. This increase was primarily due to: (i) the Accounting/Finance division whose net revenues increased $863,000; (ii) Skye whose net revenues increased $618,000; (iii) the Consulting division, whose revenues increased $109,000; and (iv) Video Production whose net revenues increased $8,000. These increases were offset by: (i) a $5,000 decrease in net revenues from the Financial Services division; (ii) a $189,000 decrease in net revenues from the Ethics and Compliance division; (iii) a $88,000 decrease in net revenues from the Cognistar Legal division; (iv) a $112,000 decrease in net revenues from the Engineering division; and (v) a $57,000 decrease in net revenues from the Technology Training division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the first six months of 2009, net revenues from the Accounting/Finance division were $5.37 million, or 59% of net revenues, compared to $4.51 million, or 57% of net revenues, in the comparable 2008 period. The 2009 period included $979,000 of net revenues generated by Loscalzo. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased from $4.15 million in the 2008 period to $4.03 million in the corresponding 2009 period. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based increased from $359,000 in 2008 to $360,000 in 2009. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2009 period, net revenues from online sales of accounting products accounted for approximately $2.03 million, or 22% of net revenues, compared to $1.93 million, or 24% of net revenues, in the comparable 2008 period. This represents a 5% increase in absolute dollars. However, total online sales were $3.4 million in the 2009 period, or 38% of net revenues, as compared to $3.3 million in the comparable 2008 period, an increase of 5%.

          For the six months ended June 30, 2009, Skye generated net revenues of $1.67 million compared to $1.05 million in the comparable period of 2008. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $956,000 of net revenues in the six months ended June 30, 2009. For the six months ended June 30, 2008, this division generated $961,000 of net revenues.

          Our Technology Training division generated $90,000 of net revenues in the 2009 period, as compared to $147,000 in the comparable 2008 period.

          For the six months ended June 30, 2009, SLE had net revenues of $421,000 compared to net revenues of $698,000 for the six months ended June 30, 2008. For the 2009 period, $217,000 of SLE’s net revenues was generated by the Ethics and Compliance division and $204,000 was generated by the Cognistar Legal division. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $349,000 of net revenues in the six months of 2009 compared to $461,000 in the first six months of 2008. This decrease is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers. Sales of our engineering products are not subscription based.

          Net revenues generated by the Video Production division were $107,000 and from the Consulting division were $121,000 for the first six months of 2009 compared to $99,000 and $12,000 respectively for the first quarter of 2008. We believe the decline in video production and duplication net revenues reflects an overall trend in the business.

     Cost of revenues

          Our gross profit margin decreased for the six months ended June 30, 2009 to 54.0% compared to 55.2% for the six months ended June 30, 2008. This decrease is attributable, in part, to the seasonality of the Loscalzo business whose income is derived primarily in the second half of the year. We also devoted a significant amount of internal resources to develop new products and to re-tooling existing products and technology.

          Cost of revenues increased by $626,000 in the current period from the comparable period last year. The increase is attributable to a number of factors including the following: (i) salaries and related costs increased by approximately $171,000; (ii) outside labor and productions costs related to custom projects increased approximately $238,000; (iii) costs directly related to Loscalzo, other than payroll, that we did not have in the comparable 2008 period were $380,000; and (iv) other costs decreased by approximately $163,000.

•

Outside labor and direct production costs. The cost of outside labor increased $471,000 after capitalizing a portion of these costs. This increase is directly related to the completion of a number of custom projects and Loscalzo. Direct production costs decreased $25,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

•	Royalties. Royalty expense decreased in the six months ended June 30, 2009, compared to the comparable 2008 period by $65,000. This is a result of timing differences in payments to our partners in our engineering courses and to our organizational partners in the accounting education area for which we often have to make estimates.

•

Salaries. Overall, payroll and related costs attributable to production personnel increased by $171,000 as a result of Loscalzo, after capitalizing a portion of these costs during the current period. We have reduced salaries and related costs in our consulting and video production departments as a result of decreased business in our duplication business and outsourcing of technology services.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $74,000 from 2008 to 2009. This is primarily a direct result of travel-related expenses incurred by Loscalzo, SLE and Skye, most of which is reimbursed by the customer on whose behalf those expenses were incurred and a reduction in our material and shipping costs as a result of switching to DVD from videotape for our subscription based products.

     Selling, general and administrative expenses

          Selling, general and administrative expenses for the six months ended June 30, 2009 increased $83,000, or 2.0%, compared to the six months ended June 30, 2008. The increase in selling, general and administrative expenses is primarily attributable to the Loscalzo acquisition.

          Compensation expense in the 2009 period increased $11,000 over compensation expense for the 2008 period. This increase includes additional personnel acquired in the Loscalzo acquisition. Compensation expense includes stock based compensation expense of $107,000 for the 2009 period and $106,000 for the 2008 period.

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

          Our other selling, general and administrative costs, exclusive of compensation costs, increased $81,000. These costs include rent, insurance and other expenses. We continue to look for other opportunities to reduce our overhead.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $92,000 in the first six months of 2009 compared to the first six months of 2008 as a result of increased amortization expense from our capitalized course costs, intangibles acquired through acquisitions and from the depreciation of fixed assets acquired from our various acquisitions and/or purchased in 2007 and 2008. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and begin to amortize intangibles acquired through acquisitions.

     Operating income (loss)

          For the six months ended June 30, 2009, net income from operations was $272,000 compared to an operating loss of $74,000 in the comparable period of 2008.

     Other income, net

          For the six months ended June 30, 2009 we had net other income of $25,000 compared to net other income of $149,000 in the first six months of 2008. The loss from our iReflect joint venture for the six months ended June 30, 2009 was $2,300. We anticipate comparable interest income in future periods.

     Income tax (provision) benefit

          We account for deferred tax assets available principally from our net operating loss carryforward pursuant to SFAS No. 109. To date we have recognized a total of approximately $1,144,000 in such assets, after applying a deferred tax expense of $14,000 for the six months ended June 30, 2009, as compared to a benefit of $35,000 in the comparable 2008 period. In addition, state and local taxes accounted for $36,000 of the current period expense.

     Net income

          For the six months ended June 30, 2009, we recorded a net income of $ 247,000, or $0.05 per share, basic and diluted, compared to a net income of $109,000 or $0.02 per share, basic and diluted, for the six months ended June 30, 2008.

Liquidity and Capital Resources

          At June 30, 2009, we had no indebtedness for borrowed money.

          Our working capital as of June 30, 2009 was approximately $3.1 million compared to $2.3 million at December 31, 2008. Our current ratio at June 30, 2009 was 1.46 to 1 compared to 1.31 to 1 at December 31, 2008. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.8 million at June 30, 2009 compared to $5.6 million at December 31, 2008. This increase is attributable to renewals and new business from subscription-based products that took place in the second quarter of 2009.

          At June 30, 2009, we had cash and cash equivalents of $6.2 million. For the six months ended June 30, 2009, we reported a net decrease in cash of $ 382,000, which includes $580,000 of cash provided by operating activities offset by $962,000 of cash used in investing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          For the 2009 period, net cash used in investing activities was $962,000, which included capital expenditures of $89,000, consisting primarily of computer equipment and software purchases, $154,000 for software development costs relating to new products and $39,000 for course development. In addition, we expended $700,000 as additional purchase consideration for Skye Multimedia Ltd. This was offset by a $19,000 decrease in goodwill relating to a closing adjustment in connection with the Loscalzo acquisition and an adjustment to the estimated contingent purchase price for Skye. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.

          In April 2009 we paid $700,000 in cash to the former shareholders of Skye and their designees and issued to them 83,825 shares of our common stock valued at $219,000 in satisfaction of the “earn-out” contingent purchase price for the Skye assets. This liability was accrued at December 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          In April 2009 we issued 83,825 shares of our common stock to the former shareholders of Skye in partial satisfaction of the “earn-out” contingent purchase price for the Skye assets. The issuance of these shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

Company Purchases of its Equity Securities

          On November 11, 2008, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. From November 11, 2008 through December 31, 2008, we repurchased an additional 85,424 shares of our common stock for $252,308 under this program. During the six months ended June 30, 2009, no additional shares were repurchased, and as of such date approximately $497,692 was available under this program.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          On Tuesday, June 16, 2009, at 10:00 a.m. New York City time we held our 2009 Annual Meeting of Stockholders for the purposes of (i) electing one (1) Class II director; (ii) considering and approving the SmartPros’ 2009 Incentive Compensation Plan; and (iii) obtaining advisory approval of the appointment of our independent registered public accounting firm for the fiscal year ending December 31, 2009.

          In connection with the 2009 Annual Meeting, proxies were solicited pursuant to Regulation 14A under the Exchange Act and there was no solicitation in opposition to the sole director-nominee. At the 2009 Annual Meeting, the sole director-nominee, Jack Fingerhut was re-elected for a three-year term, with 3,951,382 votes in favor and 34,992 abstentions. The other directors, whose term of office continued after the election, are Allen S. Greene, Leonard J. Stanley, Martin H. Lager and John J. Gorman. The SmartPros’ 2009 Incentive Compensation Plan was approved with 2,255,533 votes in favor, 88,590 votes against, 15,825 abstentions. Broker non-votes of 1,626,626 were not counted as votes for or against this item. Finally, advisory approval of the appointment of Holtz Rubenstein Reminick LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009 was ratified with 3,932,222 votes in favor, 9,786 votes against and 44,366 abstentions.

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

SmartPros Ltd.
(Registrant)

Date: August 11, 2009	/s/ Allen S. Greene

Chief Executive Officer

Date: August 11, 2009	/s/ Stanley P. Wirtheim

Chief Financial Officer (Principal Financial Officer)