Form 10-Q
period 2009-09-30
SmartPros Ltd.
filed 2009-11-10
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Yes ☐     No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2009, there were 5,079,351 shares of common stock outstanding.

SMARTPROS LTD.

FORM 10-Q REPORT

September 30, 2009

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,480,537	$6,626,181
Accounts receivable, net of allowance for doubtful accounts of $39,627 at September 30, 2009 and $39,677 at December 31, 2008	2,481,718	3,114,139
Prepaid expenses and other current assets	491,851	249,281

Total Current Assets	9,454,106	9,989,601

Property and equipment, net	584,275	607,988
Goodwill	3,375,257	3,394,329
Other intangibles, net	4,492,718	4,500,639
Other assets, including restricted cash of $75,000	160,626	155,613
Deferred tax asset	1,250,924	1,103,923
Investment in joint venture, at cost	15,331	23,890

	9,879,131	9,786,382

Total Assets	$19,333,237	$19,775,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$832,456	$779,870
Accrued expenses	276,189	1,294,042
Deferred revenue	5,615,952	5,576,607

Total Current Liabilities	6,724,597	7,650,519

Other liabilities	22,139	—

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,562,100 issued and 5,079,351 outstanding at September 30, 2009; and 5,324,316 issued and 4,841,567 outstanding at December 31, 2008	556	532
Additional paid-in capital	17,551,140	17,155,851
Accumulated (deficit)	(3,439,472)	(3,505,196)
Common stock in treasury, at cost – 482,749 shares	(1,525,723)	(1,525,723)

Total Stockholders’ Equity	12,586,501	12,125,464

Total Liabilities and Stockholders’ Equity	$19,333,237	$19,775,983

See Notes to Condensed Consolidated Financial Statements (Unaudited)

3

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2009	2008	2009	2008

Net revenues	$13,439,072	$12,579,448	$4,353,785	$4,641,915
Cost of revenues	6,314,008	5,557,525	2,131,624	2,001,564

Gross profit	7,125,064	7,021,923	2,222,161	2,640,351

Operating Expenses:
Selling, general and administrative	6,336,450	5,929,489	2,203,537	1,879,322
Depreciation and amortization	776,693	618,049	279,142	212,199

	7,113,143	6,547,538	2,482,679	2,091,521

Operating income (loss)	11,921	474,385	(260,518)	548,830

Other Income (Expense):
Interest income (net)	31,695	194,817	4,468	46,224
Loss from joint venture	(8,559)	—	(6,235)	—

	23,136	194,817	(1,767)	46,224

Income (loss) before benefit for income tax	35,057	669,202	(262,285)	595,054

Benefit for income tax	30,667	166,515	81,153	131,515

Net income (loss)	$65,724	$835,717	$(181,132)	$726,569

Net income (loss) per common share:
Basic net income (loss) per common share	$.01	$.17	$(.04)	$.15

Diluted net income (loss) per common share	$.01	$.17	$(.04)	$.15

Weighted Average Number of Shares Outstanding:
Basic	5,031,484	4,956,732	5,079,351	4,920,755

Diluted	5,054,075	4,995,932	5,079,351	4,949,992

See Notes to Condensed Consolidated Financial Statements (Unaudited)

4

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

	2009	2008

Cash Flows from Operating Activities:
Net income	$65,724	$835,717

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	776,693	618,049
Deferred compensation	—	16,968
Stock compensation expense	176,512	145,039
Deferred income taxes	(147,001)	(174,000)
Gain on sale of equipment	—	(3,616)
Loss from joint venture	8,559	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	632,421	803,308
Prepaid expenses and other current assets	(161,661)	12,061
Other assets	(5,013)	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(46,478)	(393,605)
Deferred revenue	(6,095)	(131,358)
Other liabilities	22,139	(30,042)

Total adjustments	1,250,076	862,804

Net Cash Provided by Operating Activities	1,315,800	1,698,521

Cash Flows from Investing Activities:
Acquisition of property and equipment	(126,831)	(204,116)
Capitalized software development costs	(251,330)	(617,961)
Capitalized course costs	(53,640)	(31,449)
Proceeds from sale of asset	—	12,000
Property and equipment acquired from acquisitions	—	(25,252)
Intangible assets acquired form acquisitions	—	(66,558)
Cash paid for business acquisitions	(348,715)	(4,350,160)
Adjustment to cash paid for goodwill	19,072	—
Additional purchase consideration for acquisition of Skye Multimedia Ltd.	(700,000)	—

Net Cash Used in Investing Activities	(1,461,444)	(5,283,496)

Cash Flows from Financing Activities:
Exercise of stock options, warrants and other	—	20,174
Purchase of treasury stock	—	(350,792)

Net Cash Used in Financing Activities	—	(330,618)

Net decrease in cash and cash equivalents	(145,644)	(3,915,593)
Cash and cash equivalents, beginning of period	6,626,181	10,072,338

Cash and cash equivalents, end of period	$6,480,537	$6,156,745

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$140

Cash paid for income taxes	$89,000	$7,485

Supplemental Disclosure of Non-Cash Investing Activities:
Stock issued for additional purchase consideration for acquisition of Skye Multimedia Ltd.	$218,783	$—

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

Note 2. Description of Business and Summary of Significant Accounting Policies

          Nature of Operations

          The Company, a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and internet subscription-based programs and services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In 2008, the Company acquired Loscalzo, a leading provider of live training to accountants. On July 1, 2009 the Company acquired substantially all of the operating assets of Executive Enterprise Institute (“EEI”) for approximately $349,000. The purchase price of $349,000 was allocated as follows: course costs of $313,000 which are being amortized over a five year period, prepaid expenses of $81,000 offset by deferred revenue of $45,000. EEI provides continuing professional education directed to accountants, financial professionals and attorneys through live seminars conducted throughout the United States.

          The Company also produces a series of continuing education courses directed to the engineering profession, as well as a series of courses designed for candidates for the professional engineering exam. Through its wholly-owned subsidiary, SLE, the Company produces ethics, governance and compliance programs for corporate clients, and through SLE’s Cognistar Legal division, produces online and customized training courses for the legal profession. The Company’s other wholly-owned subsidiary, Skye, produces customized training solutions for a number of industries including pharmaceutical and professional services. In addition, the Company’s Financial Campus division owns a library of online training solutions for the banking, securities and insurance industries, as well as courses designed for live training. Through our WatchIT division the Company sells a subscription-based program and develops custom courses for corporate information technology professionals. Finally, SmartPros produces custom videos, rents out its studios and provides multi-media and technology consulting services.

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

          Revenue Recognition

          The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Revenue from live training programs is recognized upon completion of the conference or seminar, which usually lasts one to three days. Expenses directly related to the seminars including marketing expenses are charged to expense in the quarter in which the seminar is held.

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company acquired $1,113,000 of course costs that are being amortized over a five-year period. Included in other intangible assets at September 30, 2009, are capitalized course costs of $226,000, net of accumulated amortization of $66,000.

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

          Earnings (Loss) Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares for the nine-month and three-month periods ended September 30, 2008 were 39,200 and 29,237 respectively. For the nine month ended September 30, 2009 Common Stock equivalent shares were 22,591. For the three month period ended September 30, 2009 the inclusion of Common Stock equivalents would be anti-dilutive.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Stock-Based Compensation

          The Company’s 2009 Stock Option Plan (the “Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Incentive Compensation Plan adopted at the Company’s annual meeting in June 2009 is 800,000, provided that future restricted stock grants may not exceed 200,000 shares. As of September 30, 2009, there were 410,421 options outstanding, of which 296,412 are currently exercisable, and restricted stock grants totaled 136,404, none of which had vested as of September 30, 2009. All of the outstanding restricted stock grants were issued prior to the approval of the 2009 Plan. There are currently 253,175 shares available under the Plan for issuance of grants and options, of which stock grants may not exceed 200,000 shares. All stock options and restricted stock awards granted under the Plan are granted with an exercise price or grant value equal to the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Unvested shares are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          Current accounting literature authorizes the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded an incremental stock-based compensation expense of $177,000 and $145,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

          The assumptions used for the nine-month periods ended September 30, 2009 and 2008, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Nine months ended September 30,
	2009	2008

Expected life (years)	4.5	5.5
Risk-free interest rate	2.0%-2.1%	2.8%-3.0%
Volatility	40%-45.0%	45.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$1.08	$2.48

          The Company granted 65,750 options under the Plan during the nine months ended September 30, 2009, of which 55,750 are exercisable at a price of $2.54 per share and the Company granted 10,000 options on July 1, 2009 immediately exercisable at a price of $3.50 in conjunction with the acquisition of EEI.

          The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2009	365,144	$4.71	5.7
Granted	65,750	$2.69	10.0
Exercised	—	—	—
Forfeited/expired	(20,473)	$4.35	—

Outstanding at September 30, 2009	410,421	$4.40	5.5

Exercisable at September 30, 2009	296,412	$4.53	5.0

Note 4. Income Tax Benefit

          The Company recognizes a deferred income tax asset available from its net operating loss carryforwards, which begin to expire in 2023. This benefit is offset by any corporate alternative minimum income tax. The Company has now recognized all of the benefits of its available net operating loss carryforwards to offset current taxable income and as such has recognized a net income tax benefit of approximately $115,000 for the nine- and three-months ended September 30, 2009. The benefit was offset by a charge for state and local taxes of $84,000 and $34,000 for the nine- and three-months periods ended September 30, 2009, respectively. The Company recognized a net benefit fo $167,000 and $132,000 for the nine- and three-months periods ended September 30, 2008, respectively. The Company has approximately $1.25 million of deferred income tax assets as of September 30, 2009 primarily on account of net operating loss carryforwards. The Company does not believe that it takes any uncertain income tax positions that would require disclosure under the Accounting Standards Codification, as defined below.

Note 5. Stockholders’ Equity

          In February 2009 the Company issued an additional 18,116 restricted shares of our common stock as part of the 2008 bonus paid in 2009. These shares vest over a three-year period. The remaining bonuses were paid in cash. The Company’s Compensation Committee awarded 98,500 restricted shares of our common stock to various officers and employees from our Incentive Stock Plan to align the stockholders’ interest with those of management and senior level employees and as an inducement for those employees to remain with the Company. Of these grants, 50,000 shares vest ratably over a four-year period and the remaining 48,500 shares vest at the end of three years.

          In April 2009 the Company issued 83,825 shares of our common stock valued at approximately $219,000 in satisfaction of the “earn-out” contingent purchase price for the Skye assets.

Note 6. New Accounting Pronouncements

          In July 2009, the Financial Accounting Standards Board adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification) (ASC). The Codification will be the single source of authoritative U.S. nongovernmental generally accepted accounting principles. The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way GAAP is referenced. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company has begun to use the new Codification when referring to GAAP in its financial statements for the third quarter of 2009.

          The Subsequent Events topic of the ASC provides guidance on management’s assessment of subsequent events. This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This section is effective for interim and annual periods ending after June 15, 2009. In accordance with the ASC, the Company reviewed the events for inclusion in the financial statements through the filing date of this Form 10-Q. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

*             *             *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this Form 10-Q. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

          We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements. In addition, we provide training solutions for the banking, insurance, information technology industries and others. We also provide information technology, corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through our wholly-owned subsidiary, Loscalzo Associates Ltd., acquired in July 2008 and our newly acquired EEI division, we are a leading provider of live training to accountants and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.

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

          Over the last four years, our annual revenues have grown from $10.2 million to $18.3 million. This growth is due in large part to eight acquisitions that we have completed in this period. Our most recent and ninth acquisition was in July 2009, when we acquired Executive Enterprise Institute (“EEI”), which provides continuing professional education directed to accountants, financial professionals and attorneys through live seminars conducted throughout the United States. In conjunction with the recent acquisition of EEI, we are experiencing increased operating costs in the second half of the year as we build EEI’s business. EEI has historically earned the majority of its revenues in the second and fourth calendar quarters of each year. Marketing and related costs associated with these seminars produced by EEI are expensed in the quarter in which the seminars take place. However, other operating costs, such as payroll, are recorded as incurred. This had an adverse effect on our operating results in the third quarter of 2009.

          In August 2009 we hired a senior executive to assist one of our division heads that we believe will be reducing their time significantly in the second half of 2010. The additional expense related to this executive should be significantly reduced commencing in the third quarter of 2010.

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

          Our common stock trades on the NASDAQ Capital Market under the symbol “SPRO.” Our warrants were publicly traded until October 19, 2009, when they expired.

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

          Revenue

          A large portion of our revenue is in the form of subscription fees for our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, video production, course design and development and ongoing maintenance fees from our client’s use of our Professional Education Center (“PEC”), which runs our proprietary learning management system. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

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

          Revenue from live training is recognized when the seminar or conference is completed. These are usually one to three day events.

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

Results of Operations

          Comparison of three months ended September 30, 2009 and 2008

          Our operating results for the quarter ended September 30, 2009 were adversely impacted by the additional payroll and other costs related to the recent acquisition of EEI, the hiring of an executive for one of our divisions as previously noted in this document and a decrease in revenue from custom work as well as a decrease in net revenues from our engineering division. We believe this trend reflects the current economic climate as many companies are reducing expenditures and some delaying the implementation of non-revenue producing projects. In addition, many companies have reduced their staffs and are reviewing usage of our products by their staffs.

          We experienced a $288,000, or 6.2%, decrease in net revenues, resulting in an operating loss for the quarter of $261,000 as compared to an operating income of $549,000 in the comparable quarter of 2008. However, certain divisions while affected by general economic conditions, have not experienced a noticeable decline in revenues.

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

          The following table compares our statement of operations data for the three-months ended September 30, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,

	2009		2008

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$4,353,785	100.0%	$4,641,915	100.0%	(6.2%)
Cost of revenues	2,131,624	49.0%	2,001,564	43.1%	6.5%

Gross profit	2,222,161	51.0%	2,640,351	56.9%	(15.8%)

Selling, general and administrative	2,203,537	50.6%	1,879,322	40.5%	17.3%
Depreciation and amortization	279,142	6.4%	212,199	4.6%	31.5%

Total operating expenses	2,482,679	57.0%	2,091,521	45.1%	18.7%

Operating income (loss)	(260,518)	(6.0%)	548,830	11.8%	(147.5%)
Other income (expense), net	(1,767)	—	46,224	1.0%	(103.8%)

Net income (loss) before benefit for income tax	(262,285)	(6.0%)	595,054	12.8%	(144.1%)
Benefit for income tax	81,153	1.8%	131,515	2.8%	(38.3%)

Net income (loss)	$(181,132)	(4.2%)	$726,569	15.6%	(124.9%)

     Net revenues

          Net revenues for the three months ended September 30, 2009, decreased approximately $288,000, or 6.2%, compared to net revenues for the three months ended September 30, 2008. This decrease was primarily due to: (i) the Accounting/Finance division whose net revenues decreased $106,000; (ii) a $124,000 decrease in net revenues from the Ethics and Compliance division; (iii) a $33,000 decrease in net revenues from our Cognistar legal division; (iv) a net decrease of $88,000 in net revenues from our engineering division: and (v) a decrease of $7,000 in revenues from our Technology training division. These decreases were offset by: (i) a $25,000 increase in net revenues from the Financial Services division; (ii) a $26,000 increase in net revenues from Skye; and (iii) a $19,000 increase in net revenues from the video production and consulting divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the third quarter of 2009, net revenues from the Accounting/Finance division were $2.99 million, or 69% of net revenues, compared to $3.09 million, or 67% of net revenues, in the comparable 2008 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, increased slightly from $2.01 million in the 2008 period to $2.03 million in the corresponding 2009 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $20,000 from 2008 to 2009. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2009 period, net revenues from online sales of accounting products accounted for approximately $1.03 million, or 24% of net revenues, compared to $966,000, or 21% of net revenues, in the comparable 2008 period. Also, net revenues from live training decreased from $908,000 in the third quarter of 2008 to $805,000 in the current period.

          For the three months ended September 30, 2009, Skye generated net revenues of $442,000 compared to $416,000 in the third quarter of 2008. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $496,000 of net revenues in the quarter ended September 30, 2009. For the quarter ended September 30, 2008, this division generated $471,000 of net revenues. This increase is a result of $70,000 increased revenues from our course sales offset by a decrease of $45,000 in consulting work from the 2008 period. The decrease in consulting work is again a result of current economic conditions as companies postpone expenditures.

          Our Technology Training division generated $79,000 of net revenues in the 2009 period, as compared to $86,000 in the third quarter of 2008.

          For the quarter ended September 30, 2009, our SmartPros Legal & Ethics subsidiary (“SLE”) had net revenues of $155,000 compared to net revenues of $312,000 for the quarter ended September 30, 2008. For the 2009 period, $55,000 of SLE’s net revenues was generated by the Ethics and Compliance division and $100,000 was generated by the Cognistar Legal division. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $148,000 of net revenues in the third quarter of 2009 compared to $236,000 in the third quarter of 2008. This decrease is a result of timing differences in the placement of orders from customers and due to the current economic climate many engineering firms and governmental agencies have reduced their budgets, including staff education. Sales of our engineering products are not subscription based.

          Net revenues generated by the Video Production division were $28,000 and from the Consulting division were $18,000 for the third quarter of 2009 compared to $25,000 and $2,000 respectively for the third quarter of 2008. This increase is not indicative of any trends as the revenues from these divisions vary from period to period.

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

          Our gross profit margin decreased for the three months ended September 30, 2009 to 51% compared to 57% for the three months ended September 30, 2008. This decrease is attributable, in part, to costs related to the EEI acquisition, as we did not acquire EEI until July 2009. In addition, there were decreased revenues from certain divisions without any significant decreases in payroll. We also devoted a significant amount of internal and external resources to develop new products and to re-tool existing products and technology.

          Cost of revenues increased by $130,000 in the current quarter from the comparable period last year. The increase is attributable to a number of factors: (i) salaries and related costs attributable to EEI were approximately $58,000; (ii) outside labor and productions costs related to custom projects increased approximately $77,000; and (iii) other costs decreased by approximately $5,000. Beginning in 2008, we started to reduce our labor costs by outsourcing a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by increased business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $77,000 after capitalizing a portion of these costs. This increase is directly related to the completion of a number of custom projects and internal work. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses decreased $125,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards which replaces the FASB accounting pronouncements.

•

Royalties. Royalty expense increased in the three months ended September 30, 2009, compared to the comparable 2008 period by $4,000. We often have to make estimates, as some of our partners do not always provide us with timely information. Royalty expense will vary from period to period based on sales and usage of our various products.

•

Salaries. Overall, payroll and related costs attributable to production personnel increased by $67,000 after capitalizing a portion of these costs during the current quarter. Almost all of the increase is attributable to the EEI acquisition in July 2009. We have now stabilized our salaries and related costs in our consulting and video production departments in 2009 as compared to 2008. We reduced some personnel costs as a result of decreased business in our duplication business and outsourcing of technology services.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $107,000 from 2008 to 2009. This is primarily a direct result of travel-related expenses, most of which is reimbursed by the customer on whose behalf those expenses were incurred and purchases of materials used in classroom instruction.

     Selling, general and administrative expenses

          Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 increased $324,000, or 17.3%, compared to the three months ended September 30, 2008. The increase in selling, general and administrative expenses is partially attributable to the Loscalzo and EEI acquisitions as well as increases in salaries and related costs

          Compensation expense in the 2009 period increased $213,000 over compensation expense for the 2008 period. Our total number of full time general and administrative employees at September 30, 2009 was 75 compared to 70 at September 30, 2008. This increase is due to the EEI acquisition. Compensation expense includes stock based compensation expense of $42,000 for the 2009 period and $40,000 for the 2008 period. In July 2009 we granted 10,000 options in conjunction with the acquisition of EEI. The options vested immediately and had an exercise price of $3.50. Using the Black-Scholes model, the options had a cost of $11,900 that was charged to expense in the current period. The value of the options was determined by using a volatility factor of 40%, an interest free rate of 2.1% and a life expectancy of 4 years. We continue to look for other opportunities to reduce our overhead.

          Our other selling, general and administrative costs, exclusive of compensation costs, increased $111,000. These costs include customer service, insurance, office expenses, professional fees, including approximately $10,000 of EEI closing costs, and other expenses. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and recent acquisitions.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $67,000 in the third quarter of 2009 compared to the third quarter of 2008 primarily from the amortization of intangibles acquired in the Loscalzo and EEI acquisitions and from our capitalized costs. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

     Operating income (loss)

          For the three months ended September 30, 2009, net loss from operations was $261,000 compared to an operating profit of $549,000 in the comparable period of 2008.

     Other income, net

          Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. However, interest rates are substantially lower than they were in 2008. For the third quarter of 2009 we had other loss of $1,800 compared to other income of $46,000 in the third quarter of 2008, mostly as a result of substantially lower interest on our cash balances invested in money market funds, offset by a loss from the iReflect joint venture. The loss from our iReflect joint venture for the quarter ended September 30, 2009 was $6,200. We anticipate comparable interest income rates in future periods.

     Income tax benefit

          We account for deferred tax assets available principally from our net operating loss carryforward pursuant to ASC. To date we have recognized a total of approximately $1,250,000 in such assets. We recorded a benefit of $115,000 for the quarter from the utilization of net operating loss carryforwards, offset by a charge for state and local income taxes of $34,000 as compared to a tax benefit of $132,000 in third quarter of 2008.

     Net income (loss)

          For the three months ended September 30, 2009, we recorded a net loss of $181,000, or ($0.04) per share, basic and diluted, compared to a net income of $727,000 or $0.15 per share, basic and diluted, for the three months ended September 30, 2008.

          Comparison of nine months ended September 30, 2009 and 2008

          Our operating results for the nine-months ended September 30, 2009 were mixed compared to the comparable period of 2008:

•	net revenues increased 6.8%;

•	gross profit increased by $103,000, or 1.5%

•	selling, general and administrative expenses increased 6.9%, due to acquisitions; and

•	pre-tax net income was $35,000 compared to $669,000 in the prior period.

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

          The following table compares our statement of operations data for the nine months ended September 30, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,

	2009		2008

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$13,439,072	100.0%	$12,579,448	100.0%	6.8%
Cost of revenues	6,314,008	47.0%	5,557,525	44.2%	13.6%

Gross profit	7,125,064	53.0%	7,021,923	55.8%	1.5%

Selling, general and administrative	6,336,450	47.1%	5,929,489	47.1%	6.9%
Depreciation and amortization	776,693	5.8%	618,049	4.9%	25.7%

Total operating expenses	7,113,143	52.9%	6,547,538	52.0%	8.6%

Operating income (loss)	11,921	0.1%	474,385	3.8%	(97.5%)
Other income, net	23,136	0.2%	194,817	1.5%	(88.1%)

Income before benefit for income tax	35,057	0.3%	669,202	5.3%	(94.8%)
Benefit for income tax	30,667	0.2%	166,515	1.3%	(81.6%)

Net income (loss)	$65,724	0.5%	$835,717	6.6%	(92.1%)

     Net revenues

          Net revenues for the nine months ended September 30, 2009, increased $859,000 million, or 6.8%, compared to net revenues for the nine months ended September 30, 2008. This increase was primarily due to: (i) the Accounting/Finance division whose net revenues increased $758,000; (ii) Skye whose net revenues increased $644,000; (iii) the Consulting division, whose revenues increased $125,000; (iv) Video

Production whose net revenues increased $11,000 and (v) Financial Services division whose net revenues increased by $19,000. These increases were offset by: (i) a $313,000 decrease in net revenues from the Ethics and Compliance division; (ii) a $121,000 decrease in net revenues from the Cognistar Legal division; (iii) a $200,000 decrease in net revenues from the Engineering division; and (iv) a $64,000 decrease in net revenues from the Technology Training division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the first nine months of 2009, net revenues from the Accounting/Finance division were $8.36 million, or 62% of net revenues, compared to $7.60 million, or 60% of net revenues, in the comparable 2008 period. The 2009 period included $1.77 million of net revenues generated by Loscalzo as compared to $908,000 in 2008. Loscalzo was acquired in July 2008. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, increased from $5.44 million in the 2008 period to $6.06 million in the corresponding 2009 period. Net revenues derived from other projects in our Accounting/Finance division that are not subscription based decreased from $536,000 in 2008 to $517,000 in 2009. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2009 period, net revenues from online sales of accounting products accounted for approximately $3.05 million compared to $2.90 million in the comparable 2008 period, each representing 23% of sales. This represents a 5% increase in absolute dollars. Total online sales were $4.96 million in the 2009 period, or 37% of net revenues, as compared to $4.84 million in the comparable 2008 period, an increase of 2.5%.

          For the nine months ended September 30, 2009, Skye generated net revenues of $2.11 million compared to $1.47 million in the comparable period of 2008. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $1.45 million of net revenues in the nine months ended September 30, 2009 as compared to $1.43 million in the comparable 2008 period. This increase was from $166,000 course and subscription revenues offset by a decrease of $138,000 in consulting and custom work revenue, a result of general economic conditions.

          Our Technology Training division generated $169,000 of net revenues in the 2009 period, as compared to $233,000 in the comparable 2008 period.

          For the nine months ended September 30, 2009, SLE had net revenues of $576,000 compared to net revenues of $1.01 million for the nine months ended September 30, 2008. For the 2009 period, $272,000 of SLE’s net revenues was generated by the Ethics and Compliance division and $304,000 was generated by the Cognistar Legal division. Net revenues generated by the Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $497,000 of net revenues in the first nine months of 2009 compared to $697,000 in the first nine months of 2008. This decrease is not necessarily indicative of any trends, but is a result of timing differences in the placement of orders from customers and reduced staff and budgets in engineering firms and governmental agencies. Sales of our engineering products are not subscription based.

          Net revenues generated by the Video Production division were $135,000 and from the Consulting division were $139,000 for the first nine months of 2009 compared to $124,000 and $14,000 respectively for the comparable period of 2008. This increase is not indicative of any trends as the revenues from these divisions vary from period to period.

     Cost of revenues

          Our gross profit margin decreased for the nine months ended September 30, 2009 to 53.0% compared to 55.8% for the nine months ended September 30, 2008. This decrease is attributable, in part, to the seasonality of the Loscalzo business whose income is derived primarily in the second half of the year and the recent acquisition of EEI. We also devoted a significant amount of internal resources to develop new products and to re-tooling existing products and technology.

          Cost of revenues increased by $756,000 in the current period from the comparable period last year. The increase is attributable to a number of factors including the following: (i) salaries and related costs increased by approximately $238,000; (ii) outside labor and productions costs related to custom projects increased approximately $335,000; (iii) other costs, including expenses directly attributable to Loscalzo, which we acquired in July 2008, increased by approximately $184,000.

•

Outside labor and direct production costs. The cost of outside labor increased $316,000 after capitalizing a portion of these costs. This increase is directly related to the completion of a number of custom projects and internal work. Direct production costs increased $19,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

•

Royalties. Royalty expense decreased in the nine months ended September 30, 2009, compared to the comparable 2008 period by $62,000. This is a result of timing differences in payments to our partners in our engineering courses and to our organizational partners in the accounting education area for which we often have to make estimates.

•

Salaries. Overall, payroll and related costs attributable to production personnel increased by $238,000 as a result of Loscalzo and EEI, after capitalizing a portion of these costs during the current period. We have reduced salaries and related costs in our consulting and video production departments as a result of decreased business in our duplication business and outsourcing of technology services.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs increased by $184,000 from 2008 to 2009. This is primarily a direct result of travel-related expenses incurred by Loscalzo, SLE and Skye, most of which is reimbursed by the customer on whose behalf those expenses were incurred and a reduction in our material and shipping costs as a result of switching to DVD from videotape for our subscription based products.

     Selling, general and administrative expenses

          Selling, general and administrative expenses for the nine months ended September 30, 2009 increased $407,000, or 6.9%, compared to the nine months ended September 30, 2008. The increase in selling, general and administrative expenses is primarily attributable to the Loscalzo and EEI acquisitions.

          Compensation expense in the 2009 period increased $224,000 over compensation expense for the 2008 period. This increase includes additional personnel acquired in the Loscalzo and EEI acquisitions. Compensation expense includes stock based compensation expense of $177,000 for the 2009 period and $145,000 for the 2008 period.

          In February 2009 we granted 55,750 options to various employees. The closing price of the stock on the dates of issuance was $2.54. Using the Black-Scholes model we determined that these options had a cost of $59,000 that is being amortized over a three-year period. The value of the options was determined by using a volatility factor of 45%, a risk-free interest rate of 1.99% and expected life of 5.1 years. In July 2009 we granted 10,000 options in conjunction with the acquisition of EEI. The options vested immediately and had an exercise price of $3.50. Using the Black-Scholes model, the options had a cost of $11,900 that was charged to expense in the current period. The value of the options was determined by using a volatility factor of 40%, an interest free rate of 2.1% and a life expectancy of 4 years.

          Our other selling, general and administrative costs, exclusive of compensation costs, increased $183,000. These costs include rent, insurance, customer service and other expenses. We continue to look for other opportunities to reduce our overhead.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $159,000 in the first nine months of 2009 compared to the first nine months of 2008 as a result of increased amortization expense from our capitalized course costs, intangibles acquired through acquisitions and from the depreciation of fixed assets acquired from our various acquisitions and/or purchased. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and begin to amortize intangibles acquired through acquisitions.

     Operating income

          For the nine months ended September 30, 2009, operating income was $12,000 compared to an operating income of $474,000 in the comparable period of 2008.

     Other income, net

          For the nine months ended September 30, 2009 we had net other income of $23,000 compared to net other income of $195,000 in the first nine months of 2008. The loss from our iReflect joint venture for the nine months ended September 30, 2009 was $8,600. We anticipate comparable interest income in future periods.

     Income tax benefit

          We account for deferred tax assets available principally from our net operating loss carryforward pursuant to the ASC. To date we have recognized a total of approximately $1,250,000 in such assets, after applying a deferred tax benefit of $115,000 for the nine months ended September 30, 2009, as compared to a benefit of $167,000 in the comparable 2008 period. In addition, state and local taxes reduced the current period benefit by $84,000, of which approximately $54,000 is due to state and local taxes attributable to Loscalzo from 2008.

     Net income

          For the nine months ended September 30, 2009, we recorded a net profit of $66,000, or $.01 per share, basic and diluted, compared to a net income of $836,000 or $0.17 per share, basic and diluted, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

          At September 30, 2009, we had no indebtedness for borrowed money.

          Our working capital as of September 30, 2009 was approximately $2.7 million compared to $2.3 million at December 31, 2008. Our current ratio at September 30, 2009 was 1.41 to 1 compared to 1.31 to 1 at December 31, 2008. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.6 million at September 30, 2009 and at December 31, 2008.

          At September 30, 2009, we had cash and cash equivalents of $6.5 million. For the nine months ended September 30, 2009, we reported a net decrease in cash of $ 146,000, which includes $1,316,000 of cash provided by operating activities offset by $1,461,000 of cash used in investing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          For the 2009 period, net cash used in investing activities was $1,461,000, which included capital expenditures of $127,000, consisting primarily of computer equipment and software purchases, $251,000 for software development costs relating to new products and $54,000 for course development. In addition, we expended $700,000 as additional purchase consideration for Skye Multimedia Ltd. and approximately $349,000 in July 2009 for the acquisition of EEI. This was offset by a $19,000 decrease in goodwill relating to a closing adjustment in connection with the Loscalzo acquisition and an adjustment to the estimated contingent purchase price for Skye. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.

          In April 2009 we paid $700,000 in cash to the former shareholders of Skye and their designees and issued to them 83,825 shares of our common stock valued at approximately $219,000 in satisfaction of the “earn-out” contingent purchase price for the Skye assets. This liability was recorded at December 31, 2008.

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

Company Purchases of its Equity Securities

          On November 11, 2008, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three and nine month periods ended September 30, 2009, no additional shares were repurchased, and as of such date approximately $497,692 was available under this program.

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

SmartPros Ltd.
(Registrant)

Date: November 10, 2009	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)