Form 10-K
period 2009-12-31
SmartPros Ltd.
filed 2010-03-26
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,802,360, based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 30, 2009, the last business day of the Company’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common equity, as of March 19, 2010: 5,076,305

DOCUMENTS INCORPORATED BY REFERENCE

The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2010, with respect to its 2010 Annual Meeting of Stockholders.

SMARTPROS LTD.

Form 10-K Annual Report

i

FORWARD LOOKING STATEMENTS

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

          Forward-looking statements in this report include statements relating to our operating results, the development of new products, the timing of the launch of such products and the timing of any revenue to be generated from such products as well as statements regarding our plans for acquisitions. Whether or not our expectations regarding such forward-looking statements are ultimately realized depends on such factors as our ability to increase revenues, control costs, complete the development of new products in a timely manner and on budget, our ability to successfully market our products, general economic conditions and our ability to successfully identify acquisition candidates and our ability to successfully complete those acquisitions and integrate the newly acquired business into our existing operating and business platform.

          The terms “we,” “our,” “us,” or any derivative thereof, as used herein shall mean SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

ii

PART I

Item 1.	Description of Business

Overview

          We provide learning and training solutions for specific markets, including accounting/finance, legal, engineering, securities and insurance — all of which have licensing and mandatory continuing education requirements, as well as for information technology professionals. We also provide training in corporate governance, ethics, finance and compliance for the general corporate market. We offer off-the-shelf courses, live training and produce custom-designed programs with delivery methods best suited to the specific needs of our clients. Our customers include professional firms and companies of all sizes who purchase our courses for use by their employees, and individuals who purchase our courses, programs or subscriptions on a retail basis. Our e-marketing and e-commerce business sells ads on our Web site and develops customized newsletters and marketing programs for our clients.

          Our learning solutions for professionals are designed to meet the initial and/or the ongoing licensing and continuing professional education requirements imposed by government agencies and professional standards organizations.

•

Most of the courses in our accounting/finance library are designed to meet the standards and adhere to the requirements of all state boards of accountancy, as well as those of various professional and certifying organizations.

•

In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations, including the American Society of Civil Engineers, the National Society of Professional Engineers, the American Council of Engineering Companies, and the American Society of Mechanical Engineers.

•

Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial service professionals, including insurance brokers, bankers and licensed security industry professionals.

•

Our entire continuing legal education library is approved in 12 states and the United Kingdom, and some or all of the continuing legal education courses are currently approved in 20 states. Unlike the accounting and engineering professions where a national organization oversees the approval process for continuing education courses, in the legal profession each state’s bar, judiciary or other organization controls the approval process.

•

In the general corporate market, our training solutions are designed to meet corporate learning objectives applicable to specific skills and issues regarding integrity, compliance and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. We also provide training solutions for our clients’ sales personnel and product training for their clients or the general consumer.

          Our products are available in multiple formats including print, CD-ROM, DVD and via the Internet. The Internet continues to be our fastest growing delivery channel, attracting new and existing subscribers. With the acquisitions of The Selbst Group (“Selbst”) in 2007, Loscalzo Associates, Ltd. (“Loscalzo”) in 2008 and Executive Enterprise Institute (“EEI”) in 2009, we offer live seminars directed to accountants, legal and financial services professionals delivered through a number of different channels.

          Our video and online solutions are flexible, cost-efficient and easy to use. On-line training provides cost-effective alternatives to traditional classroom training where travel costs, scheduling difficulties and lost productivity may be avoided. In addition, we offer clients a robust, comprehensive learning content management system known as the SmartPros Professional Education Center (“PEC”). The PEC provides clients and their employees a platform to take continuing education over the Internet, and the ability to track their usage and performance.

Corporate History

          We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc., and in June 2001 we changed our name to SmartPros Ltd.

Industry Background

          The American Society for Training and Development, in its 2009 State of the Industry report, estimated that in 2008 U.S. organizations spent $130 billion on employee learning and development or approximately $1,068 per employee. The accounting and finance market includes certified public accountants, certified management accountants, certified internal auditors and corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements.

Accounting and Finance

          According to the Bureau of Labor Statistics, in 2008 there were over two million accountants and finance professionals in the United States. The American Institute of Certified Public Accountants claims it has over 330,000 members representing approximately 60% of all the certified public accountants in the United States. Approximately half of the membership of the AICPA is serving in corporate positions, with the balance in professional services, education and government. Based on this, we estimate there are currently more than 500,000 CPAs and financial professionals that require continuing professional education (“CPE”) credit to maintain their license to provide professional services and hundreds of thousand of other financial management professionals that require CPE credit to keep their certifications up to date and in good standing.

          To maintain their licenses, accounting professionals must satisfy the CPE requirements mandated by the Boards of Accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state (other than Wisconsin) and the District of Columbia and the U.S. Territories (other than the Virgin Islands), generally requires on average of 40 hours of continuing professional education credit annually to maintain an accounting license. In 45 states, the District of Columbia and Puerto Rico courses offered by the National Registry of CPE Sponsors, a registry of sponsors approved by the National Association of State Boards of Accountancy (“NASBA”), automatically qualify for CPE credit. We are an approved NASBA sponsor.

Engineering

          According to the Bureau of Labor Statistics, in 2008 there were 1.5 million engineers in the United States and over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering, is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (“NCEES”), in 2009 approximately 40,000 engineers sat for the exams and 73% passed the FE Exam and 63% passed the PE Civil Exam. In addition, engineers who pass the Fundamentals of Engineering exam must then take a second exam to be licensed as a professional engineer in a specific area such as civil engineering or mechanical engineering. For example, the Professional Engineering exam (“PE”) for civil engineering is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2008 60% of the total candidates taking the PE exam, which covers multiple disciplines, passed.

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

Legal

          Forty-two states require some form of continuing legal education with requirements ranging between 10 hours per year to 45 hours every three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult.

Financial Services

          In addition to these professions, employees of financial services firms, including banks, brokerage houses and insurance companies, have employees who hold various licenses granted by federal and/or state governments or administrative agencies that require continuing education or need training to prepare for their various professional licensing examinations.

Ethics & Compliance

          Over the last 10 years, legislators, government and market regulators, the investment community and the general public have become more focused on issues involving corporate governance, ethics and compliance, creating a greater need for education and training on related issues. Allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties, and insider trading at some of the largest corporations and financial institutions has fueled this new consciousness. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, the United States Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public.

Information Technology

          To the best of our knowledge, there are no governmental continuing education requirements applicable to IT personnel. However, certain corporate certificate programs do require it, which makes it necessary to keep abreast of the rapidly changing environment in which IT professionals work.

          Professional and corporate training historically was dominated by traditional classroom instruction. However, advances in communications technology are changing the manner in which corporate training is developed, delivered and tracked. Further, competition demands that today’s professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led — and we believe will continue to drive — the demand for CPE and corporate training solutions available in flexible and cost-effective formats.

Our Business

          Since becoming a public company in 2004, our business has expanded significantly, primarily through acquisitions. Today, we serve five professional markets and provide training solutions to a wide range of corporate clients in varying industries. We do this through our various divisions, all of which are devoted to providing educational services.

          Our business is designed to satisfy the growing needs of:

•	professionals and their employers to comply with initial and continuing professional education requirements in a flexible, cost-effective manner;

•	businesses to provide their employees and managers with training programs addressing the needs of their respective industries, corporate governance, ethics and compliance issues; and

•	professionals and businesses to be able to track and monitor their and their employees’ compliance with continuing education requirements and to assess the effectiveness of their educational programs.

          To address these needs, we have approximately 2,700 hours of programs currently available in one or more formats, including print, videotape, CD-ROM, DVD or online, consisting of the following:

•	1,100 hours in accounting/finance,

•	600 hours in engineering,

•	600 hours in banking, securities and financial services,

•	200 hours in legal training, and

•	200 hours in information technology.

          These figures do not take into account custom-designed courses or live training programs. Loscalzo and EEI provide live training programs for accounting and financial professionals, and Selbst provides live training programs for financial services. We develop generic programs as well as customized courses based on specifications provided to us by our clients in both financial and non-financial industries. Most of our courses are designed to accommodate both group- and self-study.

          All the courses in our accounting and finance professional libraries are designed to meet the standards and requirements of all state Boards of Accountancy and those of the American Institute of Certified Public Accountants (“AICPA”), Institute of Management Accountants (“IMA”), Institute of Internal Auditors (“IIA”), the Association of Financial Professionals (“AFP”) and the Association of Government Accountants (“AGA”). We are a registered sponsor of continuing professional education with NASBA, and in New York and Texas. NASBA also confers the status of Quality Assurance Service on organizations that offer self-study courses that meet the requisite standards: We have met those standards and received that status. As a result, our designated programs qualify for CPE credit in all 50 states for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.

          Our engineering products include courses designed to help prepare engineers for the basic entry-level licensing exam and the civil engineering professional licensing exam, and courses that are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available in print, CD-ROM, DVD and/or online. We also produce courses for project management, supply chain management and “green” engineering.

          Our SmartPros Legal and Ethics, Ltd. (“SLE”) subsidiary develops ethics and compliance training programs and provides continuing legal education. These programs are designed to align workplace behavior with legal standards and prevailing community expectations regarding corporate conduct. We also develop modular training strategies that track specific risk areas identified by the client. Our library of customizable learning tools, in digital and print formats, enables us to develop training solutions tailored to the individual corporate cultures of each client at competitive prices. The result is an integrated program that closely reflects the culture of, and the issues facing, the client while still maintaining the cost advantages of a generic solution.

          SLE’s Cognistar division provides online learning solutions to the legal and corporate compliance market. These include self-paced courses in a content-rich, engaging environment. Taking full advantage of the Internet, these solutions are provided at significantly lower cost than other continuing education experiences. Cognistar products include accredited continuing legal education programs and customized corporate training programs.

          Our Skye Multimedia, Ltd. (“Skye”) subsidiary custom designs training programs for a number of industries, including pharmaceutical, financial services and others.

          Our information technology training division course library, WatchIT, includes more than 250 courses providing relevant briefings to executives, technologists and consultants with relevant up-to-date information on the ever-changing technology landscape.

          Our Financial Services division offers over 300 course titles covering the insurance, banking and securities industries. These courses can be delivered online, in a multimedia Web-based format or through live training. Many of these courses have been approved for credit by different organizations for continuing education in their respective fields.

Strategic Partners

          We have strategic relationships with a number of professional organizations and societies with whom we co-market, co-brand or jointly develop products. While no single relationship is material to overall business, if all of these relationships were to terminate simultaneously, our competitive position in the marketplace would be adversely affected. Some of our partners and the nature of our relationship with them are as follows:

          Financial Executives International and Institute of Management Accountants. FEI and IMA both market SmartPros’ Financial Management Network (“FMN”). We are responsible for producing the product with FEI and IMA, assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SmartPros Advantage (“SPA”) line of products through FEI and IMA. In 2009, EEI began offering live programs to FEI members.

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

Our Strategy

          Our objective is to be a leading provider of CPE and corporate training solutions in the United States. To achieve this goal, we will pursue the following strategies:

          Expand library of content. We believe that our future success depends, in part, on our ability to develop and acquire new content. The new content could either expand or supplement our existing libraries, or could constitute a new library for one or more additional vertical markets. Toward this end, we continuously develop new courses and programs for our accounting, engineering, legal, information technology, financial services and general corporate libraries.

          Develop new products. We continue to develop new products that utilize our existing content and we are always seeking avenues to develop new content, as well. Examples of new product development and new product lines include iReflect, Hawthorne Center for Excellence, SmartPros eLP, CourseBuilder 2.0 and Green Engineering, all of which are discussed elsewhere in this Item 1.

          Expand within existing markets and into new markets. We continue to focus on expanding our market share in the verticals we currently serve particularly engineering, legal, financial services and information technology, where we feel our market share is relatively small. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative, such as health care, safety and personal development.

          Make strategic acquisitions. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions as evidenced by the acquisitions we made in years 2006 through 2009. We continue to seek strategic acquisition opportunities.

          Keep pace with technology. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of the Internet as a content delivery tool will continue, thus making it an increasingly important medium for distributing our products. At the same time we recognize that new technologies may emerge that will complement our model for flexible delivery of content. We recently launched our new PEC, and also have the ability to conduct live Webinars.

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

Our Products and Services

          The following are our products and services:

     Accounting and Finance

     Our accounting and finance libraries, exclusive of Loscalzo and EEI (as described below), contain over 1,100 credit hours of content, of which 900 are generally available, and the balance is custom-designed for specific clients. Except for SmartPros Advantage (discussed below), which is only available online, our accounting and finance programs are available on DVD or online. In addition, we can also deliver instruction through live or recorded Webinars. Effective January 1, 2009, we began producing our monthly subscription based products that are not delivered online exclusively in DVD format. This format can be used for either group- or self-study. The online format is for self-study only and is usually available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All DVD courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits in most states while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription (one, two or three years), the number of users and the number of libraries covered.

          Loscalzo. With the acquisition of Loscalzo in 2008, we now offer a series of live seminars to accountants on a variety of topics. These courses are offered through various state CPA societies to accounting firms, associations of accounting firms, and corporations. We also have the ability to deliver instruction through live or recorded Webinars.

          Executive Enterprise Institute. With the acquisition of EEI in 2009, we now offer a series of live training seminars in both the corporate and public accountant marketplace. A few of the courses qualify for continuing legal education credit, as well. These seminars are usually one to three day events held in various locations throughout the United States and include topics such as international taxation as well as accounting standard updates. EEI can also offer in-house training on these same topics to its clients through various mediums.

          SmartPros Advantage. SPA is a skills-based learning library containing over 280 courses, varying in length from one to eight credit hours. We produce these programs in our own production facility, and pay the authors of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals and public accountants. The courses are offered individually or on a subscription basis.

          Financial Management Network. FMN is a library of update programs dealing with current, relevant topics for corporate accounting and finance professionals. We create four new courses a month for a total of 48 new segments a year. This is equal to 48 group-study credit hours and 96 self-study credit hours each year. We also maintain an online archive containing the most recent 72 programs, representing 144 credit hours for our subscribers. The segments are written and produced by our staff, and generally involve an interview with an independent industry professional. The material is presented in a question-and-answer format. FMN courses are offered in video or online formats.

          CPA Report (“CPAR”). This library of programs covers topics in public accounting and is distributed primarily to accountants in public practice. Each month (except March) we add four new courses from among the following topical areas: Individual Tax, Business Tax, Estate and Financial Planning, Specialized Tax Topics, Auditing and Accounting, and Financial Reporting. We also offer an online archive containing the most recent 44 programs, representing 88 credit hours. This program is also offered in video or online formats.

          CPA Report Government and Not-for-Profit. This product is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies and not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. We also publish an online archive containing 16 of the most recent programs, representing 32 credit hours. The CPAR Government and Not-for-Profit programs are offered in video or online formats.

          Hawthorne Center of Excellence (“HCE”). This is a series of courses, designed to provide professionals with advanced knowledge of critical accounting, financial, business and other related topics by partnering with esteemed subject matter experts and academics. By successfully completing individual certificate courses, participants earn a distinguished designation in subject matter areas that enhance their professional knowledge and career track. We anticipate the first courses to be available in late 2010.

          Custom Products. In addition to the subscription-based libraries above, we also produce customized programs for our clients. In some cases, the client will author the content and retain us to produce the program and convert it into a digital format that can be distributed via the Internet or internally through the corporate intranet. In other cases, we write and produce the entire program for the client. We then deliver this custom content either through our proprietary learning content management system or that of the client. These customized products can be designed to qualify for CPE credit.

Engineering

          Our engineering library includes the following:

          PE Exam Review. Our interactive PE Exam Review course for civil engineers was developed jointly with the American Society of Civil Engineers and the Boston Society of Civil Engineers Section and is designed to prepare engineers for their professional licensing exam. The PE Exam Review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems comparable to the problems found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: Geotechnical, Structural, Transportation, Water Resources, Environmental, and Construction, and there are two bonus sections with Economics and Surveying review as additional resources to help prepare for the exam. In addition, a Construction hard copy supplement is provided to comply with new NCEES exam requirements.

          In 2006, we acquired a series of self-study courses to prepare for the PE exam. This coursework, which covers the same set of modules as our CD-ROM or online version, is a paper-based, self-study format that provides for instructor mentoring via email, telephone or submission of mini-exams for grading.

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

          Project Management for Engineers. This course was developed by and is designed specifically for engineers. It was one of the first completely interactive online project management courses. The online format is enriched with audio and interactive graphics, and allows the user to determine the pace of study. The program is divided into 11 critical sections with over 60 individual learning modules. It provides over 35 hours of continuing professional development credit.

          Fundamentals of Engineering Exam Review. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a Flash-based, interactive review course that is marketed directly and through professional associations to engineers and to engineering firms for their internal skill-building and competency testing programs. It is available in CD-ROM and online. We also private label the course so our strategic partners can market it to their members. The MGI self-study version of this course also provides for instructor mentoring.

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

          Green Engineering. In 2009 we launched a Green Engineering Web site (http://greenengineering.smartpros.com) to provide online courses to meet the education needs in green and sustainable engineering and clean power in the engineering marketplace. The site includes a new series of exam preparation courses for the LEED GA (Leadership in Energy and Environmental Design Green Associate) certification in compliance with the USGBC requirements. We also offer power management courses for mission-critical power and efficient sustainable energy education through a joint distribution arrangement with Power Management Concepts. These courses are eligible for professional development credit.

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

•

Tools to assess employee attitudes and awareness of critical integrity and antifraud risks, and also an assessment that provides an objective snapshot of the values that underlie employee behavior, making it possible to translate qualitative data into quantitative data.

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

          Compliance and Ethics Effectiveness Quotient (CEEQ) is a best practices and principles benchmark designed to help organizations build ethical and engaged cultures, providing a framework for evolution into an organization whose employees are highly aligned with the organization’s values, standards, vision and mission. It draws on industry best practices from various disciplines, including compliance, ethics, legal, risk management, human resources and internal audit.

Legal

          SLE’s Cognistar division offers over 150 online courses in continuing legal education and business ethics. These courses are accredited for nearly 200 hours of CLE credit in approximately 20 states. Not every course is approved in each state. In addition, Cognistar develops customized courses for its clients on a consulting basis.

Financial Services

          Our Financial Services division includes our Sage and FinancialCampus (“FC”) libraries and Selbst. Selbst and FC were acquired in March and August 2007, respectively. Sage and FC sell online training courses for the banking, insurance and securities industries. Selbst primarily provides live training to those industries.

          This division has over 300 courses totaling over 600 hours in the banking, securities and insurance areas. Course offerings include banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, securities, ethics, anti-money laundering, financial planning and industry-related sales and service. Approximately 200 of these courses have been accredited by various state departments of insurance for continuing education credit. Many other courses have been approved by the American College for PACE credit and the Certified Financial Planners (“CFP”) Board of Standards for CFP credit. In addition, we have courses in our library to prepare various insurance and financial services employees for taking their licensing exams. These courses are offered in a number of different mediums including Internet, video, multimedia, and workshop formats.

Information Technology

          Our SmartIT division includes more than 250 courses from our WatchIT catalog that are designed to update and inform technology professionals about the latest initiatives in the field.

General

          Through Skye we provide general corporate training to any number of industries, including pharmaceutical manufacturers, professional firms, brokerage and financial services. These programs are custom produced to meet the client’s specific needs and may include product or sales training, technical proficiency or other uses. These programs can be delivered in a variety of formats, including Web-based, and give us the opportunity to cross sell our other products and services to these companies. Skye, in a joint venture with another company, has recently introduced its iReflect Training Software product. This is a training tool designed to improve personal interactive skills.

          Our technology department has also developed two new products that can be used both internally and are available for sale or license to our clients. Our SmartPros eLP is a database driven and is capable of delivering content to any Flash-enabled computer. This product provides greater functionality for the user and the client’s educational administrator. Our other product, CourseBuilder 2.0, is designed to give the end user the ability to customize courses that are available on their PEC.

Other

          Most of our programs are produced in our in-house production facility where we have CD-ROM and DVD duplication equipment. In addition, the video production department generates its own revenue by leasing the facility to third parties and by producing third-party programs.

          Our technology department is principally a service department. Its primary function is to convert our courses to digital format for distribution on CD-ROM, DVD and the Internet. This department also maintains our various Web sites, our learning content management system, the PEC (for subscribers to our accounting/finance and engineering products), and the Integrity Training Center (for subscribers to our ethics and compliance training programs). The PEC is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using the PEC, our clients can review and assess usage of our programs by their employees and their employees’ performance and the effectiveness of these programs. The PEC is co-branded with the client’s logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For clients who have their own learning management system, we develop an interface that allows them to access our system through their technology. These systems are not generally marketed as stand-alone products. Rather, they are offered together with our library of content.

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

Product Development

          Our product development team includes Jeffrey Jacobs, Jack Fingerhut, Margaret Loscalzo, John Fleming, Denise Stefano and Glenn Shapiro in the accounting/finance area; Jay Gregory and Michael Fowler in financial services; James Fallon in information technology; Mark Luciano in the engineering area; and Stephen Henn in the legal, ethics and compliance area.

          Mr. Jacobs, our vice president of product development, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut, the Company’s Co-Founder and President, is a certified public accountant and oversees the development of our accounting programs and new product development. Ms. Loscalzo is a certified public accountant and the former owner of Loscalzo Associates, which we acquired in July 2008. Ms. Loscalzo is responsible for developing course materials for various state accounting societies, as well as Loscalzo’s own clients. Mr. Fleming is a certified public accountant and responsible for instructing, writing and editing Loscalzo courses. Ms. Stefano is a certified public accountant and professor of accounting, and is currently responsible for updating existing and introducing new courses in our SPA catalog. Mr. Shapiro is the President of EEI, an attorney and has over 20 years experience in the professional training industry. He is currently responsible for the development of new courses and marketing of EEI. Mr. Henn is the president of SLE, an attorney and joined us when we acquired Cognistar. He is responsible for the development of course content and customized design in the legal area. Mr. Luciano has been involved in corporate online education for the past 15 years. He currently heads our Engineering and HCE divisions and is responsible for developing new course content. Mr. Gregory and Mr. Fowler joined us when we acquired FC. Mr. Fowler was formerly the senior director of business development at Thomson NETg. Mr. Gregory was formerly vice president of operations at Thomson NETg. Messrs. Gregory and Fowler co-head our Financial Services division and Mr. Fowler is senior vice president of field sales. Mr. Fallon is the producer of our WatchIT product and has been developing programs for information technology professionals for over 10 years.

          In addition, Seth Oberman, the President of Skye, develops and markets customized courses and training programs for the pharmaceutical, financial services and other industries that Skye services.

          We continue to devote our resources to developing programs. We hire independent contractors to update, develop or assist in developing programs for us. In those instances where we are relying on outside sources for content or where we purchase existing content, our design and development team will develop or oversee the development of an effective format that focuses on performance objectives, instructional anti-practice strategies, interactivity and assessments. This process includes creating and designing study guides and course material, scripts, and in some cases, visual aids. The design and development team includes subject matter experts, instructional designers, technical writers and developers, graphic designers, content editors, and quality assurance reviewers. After final assembly and integration of all course components, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

Sales and Marketing

          Our sales and marketing strategy is designed to attract new customers and build brand awareness. We market our products through our alliances with professional organizations and associations, through our own inside telemarketing sales force, our outside sales force, direct marketing using catalogs, brochures, email communications and through our Web sites. We believe that this strategy allows us to focus our resources on the largest sales opportunities while simultaneously leveraging our strategic relationships.

          Our sales and marketing department includes our President, a Senior Vice President of Sales, a Vice President of Marketing, and a sales staff of 18 people. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives and the heads of various divisions, dedicate varying portions of their time and efforts to sales and marketing activities. Our Chief Technology Officer spends a portion of his time selling and marketing our technology services.

          To market directly and to supplement the efforts of our sales staff, we use comprehensive, targeted marketing programs, including: direct mail to our customers and to members of the professional organizations with which we partner; public relations activities; advertising on our Web site and the Web sites of our strategic partners; participating in trade shows; and ongoing customer communications programs. We build brand awareness through our strategic relationships with the leading professional associations and organizations and the leading commercial content providers within the markets we serve. These strategic relationships include co-branding initiatives on new and existing products, joint advertising campaigns and e-commerce relationships.

Technology

          Our proprietary learning content management system, the PEC, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application Web servers, XML and MS-SQL data sources, and utilize industry-standard Web browser and Internet technologies for content delivery. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at secure Verizon co-location data centers in Elmsford, New York, and Denver, Colorado. These co-locations grant us the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.

          The PEC includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full service solution includes a complementary array of communication tools such as email, chat, message boards and learner tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called “My Courses.”

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

•

Electronic Commerce Enabled. The core foundation includes interfaces with external electronic payment services, enabling real-time electronic commerce. This allows the instant purchase of both one-off and subscription-based e-learning courseware.

•

Internet Multimedia Content Delivery. We deliver high quality, low bandwidth video and audio via the Internet, intranets and extranets. This multimedia content enhances and personalizes the learning experience. We use Flash as the primary delivery mechanism for this content.

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

          Of the markets we currently serve, we believe that all of our professional education markets have some barrier to entry plus a multitude of regulatory compliance requirements. It would be extremely difficult to compete in the accounting education market without NASBA sponsor designation. Obtaining this designation requires an investment of time and a modest amount of capital. Nevertheless, for companies with even modest resources in terms of talent and capital, these barriers may not be significant. In the legal profession, the approval process for continuing education courses varies by state, unlike accounting. In the engineering market, each state sets its own standards, as does each engineering specialty. In the corporate education market, the barriers to entry are virtually non-existent. The financial services industry has various barriers to entry as employees requiring continuing education are subject to federal and/or state regulations. In addition, customers expect courses covering a broad range of topics related to regulatory concerns. The course library and its delivery platform must meet very rigid controls in order to be pre-approved. Information technology education has limited barriers to entry as there are no regulatory requirements.

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

          We believe that we compete favorably on most of these issues. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products for less than we sell ours. Particularly, in the accounting, legal, financial services and information technology markets, we believe that our reputation and the quality of our offerings — as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options — allow us to price our products accordingly. In the engineering and general corporate markets where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.

          Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies, such as SkillSoft PLC and Saba Software, Inc., and private companies such as CPA2Biz, Inc., Bisk Education, Inc., MicroMash and Center for Professional Education, Inc. in the accounting market; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN, The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and PLI-Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include professional organizations such as the American Institute of Certified Public Accountants, as well as each state’s society of certified public accountants. Other competitors include large diversified publishing companies, such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies (including traditional providers of classroom instruction and remote learning solutions such as DeVry University), and professional service companies, including accounting firms, who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.

          Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries providing potential to establish a stronger competitive position than us. For example, one of our competitors is CPA2Biz, an affiliate of the AICPA. SkillSoft and Saba are both relatively large public companies. However, SkillSoft’s primary focus is e-learning content and software products for business and information technology professionals. Saba principally provides software solutions that are used to manage people in large organizations, although they do sell content, as well. Since we currently do not market our learning management system as a stand-alone product, we do not compete presently with Saba in this area. However, many of our larger clients use the Saba system or another learning management system. In those cases, we interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client’s learning management system.

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

Our Competitive Advantages

          We believe that the following competitive advantages will help us achieve our goal of becoming a leading provider of learning solutions for the professional and business communities.

          History and reputation. We have been providing learning solutions for accounting and finance professionals for more than 28 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, general corporate markets and also into new markets.

          We have been providing learning solutions for engineering professionals since 1997. Our legal and financial service divisions have been in business for nine and 26 years, respectively.

          Professional designations and strategic alliances. We believe that our relationships with some of the largest and most respected professional organizations and associations in the accounting and engineering professions give us instant credibility in the marketplace, provide us with a distribution channel for our products and are a source for programs and faculty.

          Extensive library. Our content library consists of over 2,000 hours of proprietary education content, including skills-based and update programs. We believe that our libraries are among the most extensive in the industry and help attract new subscribers. In the market for continuing legal education, we offer national courses; comparatively, those offered by the local bar associations usually deal with issues particular to that state. We also believe that our content and delivery technology is better than that of our competitors.

          Experienced management. Our management team is comprised of experienced and successful accounting and legal professionals, and sales, marketing and administrative executives. This has enabled us to develop high-quality programs, enter into strategic relationships with the major professional organizations in the markets we serve, attract well-known personalities around whom we develop new programs, cut costs and make strategic acquisitions.

          Value-added services. In addition to our extensive library of courseware, we also offer our customers a proprietary learning content management system, an administrative tool that enables organizations to monitor the use and efficacy of our programs.

          Large and diversified customer base. We have over 3,000 corporate customers. Our customers include Fortune 500 companies, professional firms, small- and medium-sized companies, and individuals. In the aggregate, we estimate that our corporate clients employ tens of thousands of accounting and finance professionals, representing a substantial universe of potential users. In addition, our corporate customers are a diversified group in terms of the industries and markets in which they operate. For example, our customers are some of the leading businesses in the following industries: accounting, banking and finance, law, insurance, technology, telecommunications, retail, aerospace, natural resources, construction and chemicals.

          End-to-end service. All of our accounting/finance, legal, information technology and corporate training programs are produced, filmed, edited, duplicated and converted in-house. Our engineering and financial services programs are usually licensed from, or developed in conjunction with, an independent third party, but are filmed, edited, duplicated and/or converted into digital format in-house. Finally, we have a fulfillment center from which we ship our course materials, DVDs and hard copies, to our customers. We believe our vertically integrated operation results in a more efficient production process and enhances the quality of our products.

          Online resource and content provider. We own and operate multiple Web sites, including primary domains and sub-domains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://ir.smartpros.com, http://marketing.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com, www.financejobs.com, www.fmnonline.com, www.ireflecttraining.com, www.pro2net.com, www.accountingnet.com, www.smartprosinteractive.com and www.loscalzo.com.

          The SmartPros family of Web sites has over 65,000 pages of proprietary content and links to professional organizations, associations and institutions, and is a marketing and distribution channel for our products. We believe that these Web sites have become a destination for professionals based on the following data:

•	As a result of maintaining the Web sites, we have built a database with over one million profiled users.

•	The Web sites log over 800,000 visits per month.

•	Through our Web sites, we serve over one million ads and 200,000 opt-in emails per month.

Intellectual Property

          We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. We own all of the following trademarks, trade names and/or service marks, which have either been federally registered or applications have been filed with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, PRO2NET, LOSCALZO, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER (PEC), FINANCIAL MANAGEMENT NETWORK (FMN), CPA REPORT (CPAR), INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT, COGNISTAR, SAGE, ACCOUNTINGNET, FINANCE JOBS, WATCHIT, SMARTIT, HAWTHORNE CENTER OF EXCELLENCE, iREFLECT and FINANCIALCAMPUS.

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

          In connection with the PEC, our license agreement restricts use of the system and prohibits users from copying or sharing the system without our express written consent. The PEC incorporates products, systems and technology that we license and purchase from third parties. We cannot assure that we will be able to continue to license or support this technology on terms that we consider reasonable, if at all. If these licenses or maintenance agreements expire and we cannot renew them, they are substantially modified or if they were terminated for any reason, we would have to purchase, license or internally develop comparable products and systems. Any one of these options may be expensive and/or time consuming, which could have a material adverse effect on our business and financial performance.

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

          The market for continuing education for the engineering professional is regulated by each state. The NCEES provides the guidelines and testing for engineers to obtain their professional licenses in all 50 states and various United States possessions.

          In addition, various professionals in the insurance and security industries have federal and/or state licensing, as well as continuing education requirements.

Employees

          As of March 1, 2010, we had 100 employees of which 92 were full-time and eight were part-time. We have 43 employees based in our executive offices in Hawthorne, New York, and nine employees based in our Westborough, Massachusetts, office. Skye employs 12 people in their Bridgewater, New Jersey, office. Loscalzo has 10 employees in its Red Bank, New Jersey, office. In addition, we have 26 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

Item 1A.	Risk Factors

          CERTAIN RISK FACTORS THAT MAY AFFECT GROWTH AND PROFITABILITY

          The following factors may affect our growth and profitability and should be considered by any prospective purchaser of our securities:

          Investing in our common stock has a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this annual report, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you may lose all or part of your investment.

          Our quarterly operating results may fluctuate significantly, limiting the ability to evaluate historical financial results and increasing the likelihood that our results will fall below investors’ expectations, which could cause the price of our shares to drop.

          In 2009 our net revenues, operating income and net income fluctuated due to our acquisitions of Loscalzo and EEI, both of which are in the live-training business. EEI’s revenue is primarily recognized in the second and fourth quarters of the year, and Loscalzo has virtually no revenue in the first quarter. In both cases, we expense payroll and other costs as incurred regardless of when the revenue is recognized. As a result, in 2009 our quarterly results from operations fluctuated. We expect this trend to continue in 2010 and thereafter, which may cause fluctuations in the market price of our shares.

          Our operations may be adversely impacted by general economic conditions and other factors.

          Our customer base consists primarily of large corporations, professional services and other firms, many of whose employees are required to take continuing education on a periodic basis. During economic downturns, some of our clients attempt to do without training as a cost-saving measure, and others seek a less costly provider of the type of training services we offer. They may also curtail the demand for customized products and the number of users may diminish as a result of reduced staff. In addition to budgetary constraints caused by economic conditions, attendance at live seminars can be affected by other factors, such as health scares like the H1N1 virus.

          The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion and loss of market share and brand recognition.

          Our competitors include professional firms, public and privately held companies, universities (traditional and online), other live training companies and professional and not-for-profit organizations and associations. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances, and/or lower cost structures than we do—which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

          Our growth strategy assumes that we will make targeted strategic acquisitions.

          A key feature of our growth strategy is strategic acquisitions. We may not be able to maintain our current rate of growth. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability may be impaired.

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

We may not be able to identify any appropriate targets or acquire them on reasonable terms. Even if we make strategic acquisitions, we may not be able to integrate these businesses into our existing operations in a cost-effective and efficient manner. In addition, we may not achieve the benefits that we anticipated when we made these acquisitions, causing a negative impact on our results of operations.

          If we fail to keep up with changes affecting the markets that we serve, we will become less competitive, adversely affecting our financial performance.

          In order to remain competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures, and customer preferences. We need to continuously develop new course materials that addresses new developments, laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and other regulatory bodies. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our products and services may have a material and adverse effect on our operating results.

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

          Our success depends in part on our ability to retain our key employees, including our Chief Executive Officer, Allen S. Greene, and our President, Jack Fingerhut. Mr. Greene is an experienced senior corporate executive who has been instrumental in cutting costs, raising capital, and negotiating and consummating the acquisitions that have helped us focus on our core competencies while at the same time expand into new markets. Mr. Fingerhut is one of our founders and is actively involved in sales and marketing and identifying acquisition targets. Mr. Fingerhut also has overall responsibility for the accounting products. He has extensive contacts within — and knowledge of — the accounting profession. Although we have employment agreements with both of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, “key man” insurance on either Mr. Greene or Mr. Fingerhut. It would be difficult for us to replace either one of these individuals should they resign or become incapacitated. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure. In addition, if any of our division heads were to leave, it could affect our revenues adversely.

          Our sales cycle can be long and unpredictable, which could delay our growth and make it difficult for us to predict earnings. This could lead to stock price volatility.

          Our sales cycle is unpredictable and depends on various factors, including the type and size of the customer and the nature of the product being sold. Generally, sales to larger entities and sales of custom-designed products take longer to close. Most of our revenue is derived from corporate customers. Identifying the decision maker in these enterprises is often time consuming. Other variables in the purchasing process include the timing of disbursement of funds and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. This unpredictability has in the past caused, and may in the future cause, our net revenue and financial results to vary significantly from quarter to quarter.

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

          Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires January 31, 2019.

We lease 2,000 square feet in Westborough, Massachusetts, where SLE is based. The lease expires January 31, 2012. Skye leases 2,320 square feet in Bridgewater, New Jersey, at which the lease expires in January 2014. Finally, we lease 2,600 square feet in Red Bank, New Jersey, for our Loscalzo subsidiary, which expires on June 30, 2011. This property is owned by an affiliate of Ms. Loscalzo.

Item 3.	Legal Proceedings

          At the present time, we are not a party to any material legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Price Range of Common Stock

	Sales Information

	High	Low

2009
First Quarter	$2.83	$2.50
Second Quarter	$3.70	$2.62
Third Quarter	$5.06	$3.50
Fourth Quarter	$4.65	$3.11

2008
First Quarter	$5.82	$4.15
Second Quarter	$4.99	$3.30
Third Quarter	$4.37	$3.18
Fourth Quarter	$2.26	$2.20

          As of March 19, 2010, the closing sale price per share for our common stock, as reported on the Nasdaq Capital Market was $3.35.

          (b)       Holders

          As of March 19, 2010, the number of record holders of our common stock was 136.

          (c)       Dividends

          The holders of our common stock are entitled to receive such dividends as may be declared by the Board of Directors. During the years ended 2009 and 2008, we did not pay any dividends. On March 9, 2010, the Board of Directors approved a $.01 per common share dividend payable on April 11, 2010, to shareholders of record as of April 1, 2010. Payment of future dividends will be within the discretion of our

Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, acquisitions and operating and financial condition.

          Company Purchases of its Equity Securities

          On November 11, 2009, our Board of Directors approved an extension of the stock buy-back program under which $750,000 of company funds is allocated to purchase shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (October 1-31, 2009)	—	—	—	—

Month #2 (November 1-30, 2009)	3,046	$3.63	3,046	$11,059

Month #3 (December 1-31, 2009)	—	—	—	—

Total	3,046	$3.63	3,046	$738,941

          In March 2010, we purchased 149,000 shares of our common stock for $462,000.

Item 6.	Selected Financial Data

          We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this 10-K. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

          We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA.

Some of the most significant trends affecting our business are the following:

•	the increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

•	continuing and expanding professional education requirements by governing bodies, including states and professional associations;

•	the plethora of new laws and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and train employees;

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer; and

•	current economic conditions.

          Over the last five years, our annual revenues have grown from $10.2 million to $19.3 million. This growth is due in large part to eight acquisitions that we have completed in this period. Our most recent acquisition was Executive Enterprise Institute (EEI) in July 2009. EEI is a leading provider of live training to corporate financial professionals and attorneys, and complements the live training that Loscalzo provides to accountants. EEI’s live training is marketed directly to larger corporations and through associations, such as FEI. We intend to continue focusing on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us, and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions. There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 of this report above under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include identifying appropriate acquisition candidates, successfully negotiating the business, legal and financial terms of the acquisitions, integrating the acquired business into our existing operations and corporate structure, retaining key employees, and minimizing disruptions to our existing business. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

          With respect to our performance for the recently completed 2009 fiscal year, while we were able to increase revenue, our expenses increased at a faster rate. The increase in revenue was attributable primarily to our accounting/finance division, our financial services training division, Skye and our consulting business. All our other divisions and subsidiaries experienced a reduction in revenue. The increase in accounting/finance revenue is attributable almost entirely to Loscalzo, which had its first full year of operations, and EEI, which we acquired in mid-year. The decrease in revenue experienced by our other operating units, we believe was almost entirely attributable to general economic conditions. As the overall business environment improves, we expect these units to increase their level of business as well. On the expense side, Loscalzo and EEI were significant factors in the increase as well. To offset these increases, which were anticipated, we reduced staff in other areas of our operations and restructured various compensation arrangements where possible. We will continue to closely monitor our direct and general and administrative costs and make the necessary adjustments where warranted. For example, we are committed to installing a new telecommunications system, at a cost of approximately $120,000, which we believe will result in future savings in our operating costs.

          Seasonality and Cyclicality

          Historically, our operating results have fluctuated from quarter to quarter, primarily because a portion of our business is non-subscription based. Custom jobs and consulting work are subject to both the general business climate and client’s needs. Our engineering revenue is subject to staffing levels in both the private and public sector. In economic downturns, staff reductions result in fewer people taking professional engineering licensing exams. Our subscription-based revenue is spread over the life of the subscription, which is generally one year and can be effected by staff reductions, as well. With our acquisition of Loscalzo and EEI, these quarterly fluctuations have become more evident and we expect this trend to continue for the foreseeable future. Both Loscalzo and EEI generate most of their revenue from live training programs. In EEI’s case, the revenue is recognized almost exclusively in the second and fourth quarters, when the sessions take place. In Loscalzo’s case, the revenue tends to be recognized over the second, third and fourth quarters, with the fourth quarter revenue being the greatest. While the costs that are directly related to the production of this revenue are expensed over the same period, both Loscalzo and EEI have general and administrative expenses that are incurred ratably over the year, creating the fluctuations in our operating results.

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

          Revenues from subscription services are recognized as earned, deferred at the time of billing or payment, and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product, or in the case of online sales, payment. Revenues from live training are recognized when earned, usually upon the completion of the seminar or conference. Revenues from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects, are generally recognized on a percentage of completion basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

     Impairment of long-lived assets

          We review long-lived assets, goodwill and certain intangible assets annually for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Upon completing our review and testing for the current period we believe that we have not incurred any impairment to such assets

     Stock-based compensation

          We have adopted the recognition and measurement requirements of Accounting Standards Codification (ASC) (the “Codification”) Topic 718 that discuss stock based compensation. As a result, compensation costs are recognized in the financial statements for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security granted.

     Segment reporting

          All of our operations constitute a single segment, that of educational services. Revenues from non-educational services, such as video production are not a material part of our operating income.

Results of Operations

Comparison of the years ended December 31, 2009, and 2008

          The following table compares our statement of operations data for the years ended December 31, 2009, and December 31, 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

	Year ended December 31

	2009		2008

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$19,274,533	100.0%	$18,256,328	100.0%	5.6%
Cost of revenues	9,146,145	47.5%	7,811,500	42.8%	17.1%

Gross profit	10,128,388	52.5%	10,444,828	57.2%	-3.0%

Selling, general and administrative	8,694,779	45.1%	8,171,943	44.8%	6.4%
Depreciation and amortization	1,052,151	5.5%	945,932	5.2%	11.2%

Total operating expenses	9,746,930	50.6%	9,117,875	49.9%	6.9%

Operating income (loss)	381,458	2.0%	1,326,953	7.3%	-71.3%
Other income, net	24,633	0.1%	204,182	1.1%	-87.9%

Income before (provision for) benefit for income taxes	406,091	2.1%	1,531,135	8.4%	-73.5%
Income tax (provision) benefit	(7,048)	0.0%	70,128	0.4%	-110.6%)

Net income	$398,683	2.1%	$1,601,263	8.8%	-75.1%

Net revenues

          Net revenues for 2009 increased 5.6% compared to net revenues for 2008, primarily as a result of the acquisition of EEI and a full year of Loscalzo (acquired July 2008). Online revenues continue to be an important factor contributing to our overall revenue growth. In both 2009 and 2008, net revenues from online sales of subscription-based products and other sales accounted for approximately $7.1 and $6.8 million, or 37% of our net revenues, respectively. Although online revenues have increased in total dollars, as a percentage of total net revenues, it has remained flat.

          Net revenues from sales of our accounting/finance products grew in both absolute dollars and as a percentage of total revenues, primarily as a result of the EEI acquisition and a full year of operations by Loscalzo. In 2009, net revenues from our accounting/finance and related products were $12.4 million, compared to $11.3 million in 2008. In each of 2009 and 2008, net revenues from accounting/finance products, including both subscription and non-subscription based revenue, was $8 and $8.2 million, respectively. Net revenues from live training, custom work and advertising were $4.4 million in 2009, as compared to $3.1 million in 2008. The difference is primarily attributable to Loscalzo and EEI.

          Net revenues from sales of our engineering products, which are not subscription-based, were $746,000 in 2009, compared to $979,000 in 2008. The decrease in engineering sales is due to current economic conditions, as engineering firms and governmental agencies have reduced personnel and curtailed spending.

          Net revenues from video production, duplication and consulting services increased in 2009 by $94,000 to $305,000 from $211,000 in 2008, as a result of increased consulting work. Video production and duplication income fluctuates annually, but overall they continue to decline. The duplication business has declined because tape is no longer used and we do not have the capability of doing very large DVD duplication jobs. Our video production facility is primarily used for internal work and income results from the renting of our facilities and/or our equipment. Consulting work varies from year to year, and sales are credited to the department from which they originate and not to the department where the work is performed.

          Net revenues from SLE decreased from $1.31 million in 2008 to $705,000 in 2009. This decrease was primarily due to a decrease of $140,000 from our Cognistar legal division, and a decrease of $462,000 from our ethics division. The decrease in Cognistar sales is due to the economy as many law firms have reduced staff and cut budgets. The ethics division’s income is from custom consulting jobs and economic conditions have curtailed spending in that area, as well.

          Skye generated $2.87 million of net revenues in 2009, as compared to $2.34 million in 2008. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial service companies and others.

          Our financial services training division generated net revenues of $2.02 million in 2009, as compared to only $1.87 million in 2008. The largest portion of the growth comes from FinancialCampus course sales, which are delivered over the Internet.

          Our technology training product WatchIT, acquired in August 2007, generated net revenues of $207,000 in 2009, as compared to $289,000 of revenues in 2008.

Cost of revenues

          Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether employees or independent contractors, who are used directly in connection with producing or conducting our educational programs, (ii) royalties paid to third parties, (iii) the cost of materials, such as DVDs, printed matter and packaging materials, and (iv) shipping costs. Compared to 2008, cost of revenues in 2009 increased by approximately $1.3 million. This increase is a result of a full year of costs for Loscalzo, costs directly related to EEI and business that required a substantial amount of outsourcing in order to complete projects. Cost of revenues in 2009 increased to 47.5% from 42.8% in 2008, resulting in a 3% decrease in our gross profit margin. With the addition of Loscalzo and EEI, which together represent approximately 19% of our current net revenues, we anticipate a lower gross profit percentage as these businesses are more labor- and cost-intensive than our subscription-based products.

          There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2008 to 2009 and the reasons for those variations were as follows:

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel, such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live training and the production of those courses. These costs increased by $916,000 in 2009 from 2008. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material and provide technology services. Loscalzo and EEI employ a number of consultants to develop course material in addition to hiring instructors to deliver programs throughout the United States. We have been outsourcing some of the programming and content development functions that were previously done by our employees to firms in India and China at a substantial savings. We are always exploring other areas, such as the Philippines, for outsourcing our technology needs. Direct production costs, which are costs related to producing videos other than labor costs — such as the cost of renting equipment and locations, and the purchase of materials — increased by $133,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•

Salaries. Overall payroll and related costs attributable to production personnel increased by approximately $290,000. The increase was primarily attributable to salaries and related costs from our recent acquisitions offset by decreases in other areas, such as video production/tape duplication and our technology group. While our SLE salaries and related costs decreased by $83,000, this was offset by increased salaries from Skye of approximately $111,000 in 2009 from 2008.

•

Royalties. Royalty expense was relatively flat in 2009 as compared to 2008. This was due to increased royalties in accounting education offset by an equal decrease in engineering products. We often have to estimate the royalty expense due our partners, as the information may not be available. If volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2010 under these agreements may be either higher or lower than they were in 2009.

•

Other costs. Travel and entertainment and other miscellaneous expenses increased by $2,000, primarily related to Loscalzo, EEI and some custom projects. The largest component of these expenses is travel and entertainment that increased by $15,000 in 2009 from 2008, offset by a reduction in shipping costs of $12,000 as a result of converting to DVD from videotape. Loscalzo and Skye often bill their customers for travel.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

Selling general and administrative expenses

          General and administrative expenses include corporate overhead, such as (i) compensation and benefits for administrative, sales and marketing and finance personnel, (ii) rent, (iii) insurance, (iv) professional fees, (v) travel and entertainment, and (vi) office expenses. General and administrative expenses in 2009 were higher than they were in 2008 by $523,000. Overhead expenses directly attributable to Loscalzo and EEI, which include marketing expenses, rent, salaries and related costs and other costs was approximately $630,000. Exclusive of these increases, other overhead expenses decreased approximately $107,000 primarily due to reduced salaries and related costs. In addition, in conformity with applicable accounting standards, we are expensing the costs associated with the grants of option and restricted stock to employees and directors. This non-cash expense was $223,000 in 2008 and $236,000 in 2009. We anticipate that general and administrative expenses will increase in 2010 as we fully absorb the EEI acquisition with its substantial marketing expenses.

Depreciation and amortization

          Depreciation and amortization expenses were $106,000 higher in 2009 than they were in 2008. The increase is attributable to intangible assets acquired in the Loscalzo and EEI transactions, as well as and the capitalization of intangible assets developed internally, principally our new PEC. The total cost of the intangible assets acquired in the Loscalzo and EEI transaction was approximately $3,784,000, of which approximately $1,473,000 is being amortized over various periods ranging from three to 10 years. The total capitalized cost of our new PEC is $1,044,000, and is being amortized over five years. As we are always upgrading our computer hardware and systems, and because we have a number of projects in development, we expect our depreciation and amortization expenses on our fixed and intangible assets to increase.

Operating income

          For 2009, operating income was $382,000 compared to $1.3 million in 2008, a decrease of 71.3%. As a percentage of net revenues, operating income in 2009 was 2% compared to 7.3% in 2008, a decrease of 5.3%. Our acquisition of EEI in the second half of 2009, as well as a decrease in revenue from our legal and ethics division and our engineering division, has contributed to the decrease in operating income.

Other income

          Other income and expense items primarily consist of interest earned on deposits. We currently have no outstanding debt, other than normal trade payables. Net interest income decreased by $180,000 due to the fact that interest rates were significantly lower in 2009 compared to 2008. We do not anticipate an increase in interest income as interest rates continue to remain very low in 2010.

Income tax (provision) benefit

          In 2009, we recorded a net tax expense of $7,000, compared to a $70,000 benefit in 2008. We have analyzed all of the components of our deferred tax assets and liabilities and have recorded a net deferred tax asset of $1.25 million after a valuation allowance of approximately $700,000, as compared to a net deferred tax asset of $1.10 million in the prior year. The current period expense consisted of net federal income tax benefit of $115,000 offset by state and local taxes of approximately $122,000. In the prior period, we recorded a tax benefit of $70,000 after recording a net federal tax benefit of $98,000 offset by state and local taxes of $28,000.

          In 2008 and 2009 we recorded a net tax benefit after evaluating our estimated taxable income for each ensuing five-year period. Our estimates were based on a number of factors including prevailing economic conditions and the effect of recent acquisitions on future earnings. We have estimated that our net income will increase by 2% in 2010 and by 5% per year for each of 2011-2014 taking into account various factors including the pace of the recovery from the recent recession and the impact of differences between financial and tax accounting on our taxable income during the years in question.

Net income

          For 2009, we recorded net income of $398,000, compared to $1.6 million for 2008. Our net profit margin for 2009 was 2.1%, compared to 8.8% in 2008, a decrease of 75.1%. The decrease in net income is primarily due to a decrease in gross profit, higher general and administrative expenses, as well as lower interest income. In addition, we recognized a net tax expense in 2009, as compared to a tax benefit in 2008.

Liquidity and Capital Resources

          Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities, and proceeds from short-term bank borrowings. At year-end, we had no indebtedness for borrowed money.

          Our working capital as of December 31, 2009, was approximately $3.2 million, compared to a $2.3 million working capital as of December 31, 2008. The increase is attributable to positive cash flow from operations offset by cash used to pay the former shareholders of Skye their contingent payment. Our current ratio at December 31, 2009, is 1.48 to 1, compared to 1.31 to 1 at December 31, 2008. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $5.3 million and $5.6 million at December 31, 2009, and 2008 respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

          For the year ended December 31, 2009, we had a net increase in cash of $94,000. We generated $1.8 million in cash from operations, offset by $1.7 million in investing activities, including $700,000 for additional purchase consideration paid for the acquisition of Skye, $349,000 for EEI, and the balance for purchases or internal development of various capital assets. In addition, we expended $11,000 for the purchase of treasury shares. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

          In comparison, for the year ended December 31, 2008, we had a $3.4 million decrease in cash. That decrease was a result of cash generated by operations of $2.3 million offset by cash expended for investing activities of $5.1 million, primarily for acquisitions of $4.2 million and $878,000 for various asset acquisitions or internal capitalization of intangibles. We also expended $574,000 in financing activities primarily for the purchase of treasury shares of $603,000 offset by cash generated from the exercise of options and warrants and other of $29,000.

          Capital expenditures for the year ended December 31, 2009, were approximately $661,000, of which $216,000 consisted primarily of computer equipment, most of which was for our off-site backup center, a requirement of SOX compliance. We capitalized $100,000 of costs for the production of various courses and $344,000 for capitalizing the costs of our new PEC and other products. We are constantly reviewing and upgrading our technology. For fiscal 2010, we have budgeted approximately $275,000 for capital expenditures (other than software and course development costs), including $120,000 budgeted to upgrade our telecommunications platform.

          In March 2009, we purchased 149,000 shares of our common stock for approximately $462,000. In addition, we declared a dividend of $.01 per common share payable April 11, 2010, to shareholders of record on April 1, 2010.

Contractual Obligation, Commitments and Contingencies

          As of December 31, 2009, we had commitments under various leases for our offices in Hawthorne, New York, the SLE office in Westborough, Massachusetts, Skye’s offices in Bridgewater, New Jersey, and Loscalzo’s office in Red Bank, New Jersey. The total aggregate commitment under these leases is approximately $3.4 million through January 2019. SLE recently entered into a new lease that expires in January 2012 with monthly rent of approximately $2,500. The Skye lease was recently extended to January 2014 at a base monthly rent of $3,200, and the lease for the Loscalzo office expires on June 30, 2011, at a monthly rent of $5,000.

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

Credit Risk

          Most of our cash is held in deposit accounts, U.S. Treasury and non-Treasury money market funds. Our bank deposit accounts are insured by the U.S. government, but only up to a maximum of $250,000 at any one bank. Our money market funds are held in a brokerage account that is insured by the Security Industry Protection Corp up to $500,000, and various brokerage firms may carry additional insurance from commercial insurance companies. Our cash balances vary from time to time based on a variety of factors, but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

          In addition, we may have credit risk with respect to customers who default on custom orders or who default on subscription payments.

Recent Accounting Pronouncements

          In July 2009, the Financial Accounting Standards Board adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the “Codification”). The Codification is a single source of authoritative U.S. nongovernmental generally accepted accounting principles. The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and changes the way GAAP is referenced. The Codification is effective for interim and annual periods ending after September 15, 2009. We began to use the new Codification when referring to GAAP in our financial statements for the third quarter of 2009.

          In May 2009, The FASB issued ACS 855, the Subsequent Events topic that provides guidance on management’s assessment of subsequent events. This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This section is effective for interim and annual periods ending after June 15, 2009. In accordance with the Codification, we reviewed the events for inclusion in the financial statements through the filing date of this Form 10-K. The implementation of this standard did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

          We are a “smaller reporting company,” as defined by Regulation S-K, and, as such, we are not providing the information contained in this item pursuant to Regulation S-K.

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

          Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SmartPros Ltd. have been detected.

          b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

          Information relating to our directors and executive officers that is responsive to Item 10 of Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders, scheduled to be held in June 2010, which information is incorporated by reference herein.

          Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, and all of our other employees and directors. The Code of Ethics is posted on our Web site at http://ir.smartpros.com. Amendments to and waivers from the Code of Ethics will also be posted on our Web site.

Item 11.	Executive Compensation

          Information relating to our directors and executive officers that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders, scheduled to be held in June 2010, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders, scheduled to be held in June 2010, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Information relating to our directors and executive officers that is responsive to Item 13 of Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders, scheduled to be held in June 2010, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

          Information relating to our directors and executive officers that is responsive to Item 14 of Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders, scheduled to be held in June 2010, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b)	Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

4.1	Specimen stock certificate (1)

10.1	**2009 Incentive Compensation Plan (2)

10.2	**Employment Agreement, dated as of February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.3	**Seconded Amended Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Jack Fingerhut (4)

10.4	**Amended Employment Agreement, dated as of July 1, 2008, between SmartPros Ltd. and Stanley P. Wirtheim (4)

10.5	**First Amendment to Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Joseph Fish (4)

10.6	Lease extension agreement, dated December 11, 2009, for premises at 12 Skyline Drive, Hawthorne, New York*

10.7	**Letter Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.9	**Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

14.1	Code of Ethics (5)

21.1	Subsidiaries*

23.1	Consent of Holtz Rubenstein Reminick LLP*

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits

*	Filed herewith

**	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2)	Filed on April 27, 2009 as Appendix A to our Definitive Proxy Statement, DEF14A, for the 2009 annual meeting of stockholders and incorporated herein by reference.

(3)	Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(5)	The Code of Ethics is posted on our Web site at http://ir.smartpros.com.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

		By:	/s/ Allen S. Greene

Allen S. Greene
Chief Executive Officer

Date:	March 26, 2010

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2010.

Signature	Title

Principal Executive Officer

/s/Allen S. Greene	Chief Executive Officer

Allen S. Greene

Principal Financial Officer

/s/ Stanley P. Wirtheim	Chief Financial Officer

Stanley P. Wirtheim

Directors

/s/ Allen S. Greene	Chairman of the Board of Directors

Allen S. Greene

/s/ John J. Gorman	Director

John J. Gorman

/s/ Jack Fingerhut	Director

Jack Fingerhut

/s/ Leonard J. Stanley	Director

Leonard J. Stanley

/s/ Martin H. Lager	Director

Martin H. Lager

ITEM (A)(1)

SMARTPROS LTD. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED
FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

F-1

SMARTPROS LTD.
AND SUBSIDIARIES

F-2

Report of Independent Registered Public Accounting Firm

Board of Directors
SmartPros Ltd.
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
March 26, 2010

F-3

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2009	2008

Assets

Current Assets:
Cash and cash equivalents	$6,720,649	$6,626,181
Accounts receivable, net of allowance for doubtful accounts of $39,627 and $39,677 at December 31, 2009 and 2008, respectively	2,700,111	3,114,139
Prepaid expenses and other current assets	260,357	249,281

Total Current Assets	9,681,117	9,989,601

Property and Equipment, net	608,850	607,988
Goodwill	3,375,257	3,394,329
Other Intangibles, net	4,421,749	4,500,639
Other Assets, including restricted cash of $150,000	160,626	155,613
Deferred Tax Asset	1,250,924	1,103,923
Investment in Joint Venture, at cost	14,755	23,890

Total Assets	$19,513,278	$19,775,983

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$776,059	$779,870
Accrued expenses	446,929	1,294,042
Deferred revenue	5,299,450	5,576,607

Total Current Liabilities	6,522,438	7,650,519

Long-Term Liabilities:
Other liabilities	23,187	—

Total Long-Term Liabilities	23,187	—

Total Liabilities	6,545,625	7,650,519

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,562,100 and 5,324,316 shares issued as of December 31, 2009 and 2008, respectively, and 5,076,305 and 4,841,567 shares outstanding as of December 31, 2009 and 2008, respectively	556	532
Common stock in treasury, at cost - 485,795 and 482,749 shares as of December 31, 2009 and 2008, respectively	(1,536,782)	(1,525,723)
Additional paid-in capital	17,610,392	17,155,851
Accumulated deficit	(3,106,513)	(3,505,196)

Total Stockholders’ Equity	12,967,653	12,125,464

Total Liabilities and Stockholders’ Equity	$19,513,278	$19,775,983

See notes to consolidated financial statements.
F-4

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31,	2009	2008

Net Revenues	$19,274,533	$18,256,328
Cost of Revenues	9,146,145	7,811,500

Gross Profit	10,128,388	10,444,828

Operating Expenses:
Selling, general and administrative	8,694,779	8,171,943
Depreciation and amortization	1,052,151	945,932

Total Operating Expenses	9,746,930	9,117,875

Operating Income	381,458	1,326,953

Other Income (Expense):
Interest and dividend income, net	33,768	215,292
Loss from joint venture	(9,135)	(11,110)

Total Other Income	24,633	204,182

Income before Income Taxes	406,091	1,531,135
(Provision for) Benefit from Income Taxes	(7,408)	70,128

Net Income	$398,683	$1,601,263

Net Income per Common Share:
Basic net income per common share	$0.08	$0.32

Diluted net income per common share	$0.08	$0.32

Weighted Average Number of Common Shares Outstanding:
Basic	5,043,045	4,938,548

Diluted	5,101,668	4,975,198

See notes to consolidated financial statements.
F-5

SMARTPROS LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2008	—	$—	5,304,698	$530	$16,925,314	$(5,106,459)	$(22,220)	$(922,625)	$10,874,540

Exercise of Stock Options	—	—	12,716	1	29,339	—	—	—	29,340
Issuance of Shares from Restricted Stock Plan	—	—	6,902	1	126,076	—	—	—	126,077
Amortization of Deferred Compensation	—	—	—	—	—	—	22,220	—	22,220
Stock Option Expense	—	—	—	—	75,122	—	—	—	75,122
Purchase of Treasury Shares	—	—	—	—	—	—	—	(603,098)	(603,098)
Net Income	—	—	—	—	—	1,601,263	—	—	1,601,263

Balance, December 31, 2008	—	—	5,324,316	532	17,155,851	(3,505,196)	—	(1,525,723)	12,125,464

Issuance of shares from Restricted Stock Plan	—	—	153,959	16	151,959	—	—	—	151,975
Stock Option Expense	—	—	—	—	83,807	—	—	—	83,807
Shares Issued as Additional Purchase Consideration for Skye Multimedia, Ltd.	—	—	83,825	8	218,775	—	—	—	218,783
Purchase of Treasury Shares	—	—	—	—	—	—	—	(11,059)	(11,059)
Net income	—	—	—	—	—	398,683	—	—	398,683

Balance, December 31, 2009	—	$—	5,562,100	$556	$17,610,392	$(3,106,513)	$—	$(1,536,782)	$12,967,653

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008

Cash Flows from Operating Activities:
Net income	$398,683	$1,601,263

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052,151	945,932
Stock compensation expense	235,782	201,199
Deferred compensation	—	22,220
Deferred income tax benefit	(120,000)	(125,923)
Loss from joint venture	9,135	11,110
Gain on sale of equipment	—	(3,616)
Deferred rent	23,187	(80,081)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	414,028	(390,466)
Prepaid expenses and other current assets	42,828	35,155
Other assets	(5,013)	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	67,872	(168,231)
Deferred revenue	(322,606)	226,458

Total adjustments	1,397,364	673,757

Net Cash Provided by Operating Activities	1,796,047	2,275,020

Cash Flows from Investing Activities:
Acquisition of property and equipment	(216,461)	(215,784)
Capitalized course costs	(100,212)	(43,932)
Capitalized software development	(344,204)	(617,961)
Proceeds from sale of equipment	—	12,000
Investment in joint venture	—	(35,000)
Cash paid for business acquisitions	(348,715)	(4,246,742)
Adjustment to cash paid for goodwill	19,072	—
Additional purchase consideration for acquisition of Skye Multimedia Ltd.	(700,000)	—

Net Cash Used in Investing Activities	(1,690,520)	(5,147,419)

Cash Flows from Financing Activities:
Purchase of treasury shares	(11,059)	(603,098)
Net proceeds from exercise of stock options, warrants and other	—	29,340

Net Cash Used in Financing Activities	(11,059)	(573,758)

Net Increase (Decrease) in Cash and Cash Equivalents	94,468	(3,446,157)
Cash and Cash Equivalents, beginning of year	6,626,181	10,072,338

Cash and Cash Equivalents, end of year	$6,720,649	$6,626,181

Supplemental Disclosure and Non-cash Investing and Financing Activities:
Cash paid for interest	$700	$300

Cash paid for income taxes	$85,000	$28,000

Stock issued as additional purchase consideration paid for acquisition of Skye Multimedia Ltd.	$218,783	$—

Additional purchase consideration payable for acquisition of Skye Multimedia Ltd.	$—	$925,000

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros’s primary products are periodic video and internet subscription services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. In conjunction with the acquisition of Loscalzo Associates, Ltd. (“Loscalzo”), in 2008 and Executive Enterprises Institute (“EEI”) in July 2009, the Company is now a leading provider of live training to accountants, legal and financial services professionals. In addition, the Company produces a series of continuing education courses directed to the engineering profession, a series of courses designed for candidates for the professional engineering exam and training for information technology professionals. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) produces ethics, governance and compliance programs for corporate clients, and through its Cognistar division, produces online and customized training courses for the legal profession. Through its wholly-owned subsidiary, Skye Multimedia Ltd. (“Skye”), the Company produces customized training solutions for a number of industries, including the pharmaceutical, professional services and others. The Company has also acquired a library of nationally certified online training solutions for the banking, securities and insurance industries, and courses designed for live training. SmartPros also produces custom videos and rents out its studios. SmartPros’s corporate headquarters is located in Hawthorne, New York, where it maintains its corporate offices, new media lab and video production studio.

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

Revenue recognition - The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed in advance on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a percentage of completion method where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Revenues from live training programs are recognized upon completion of the conference or seminar, which usually last one to three days. Expenses directly related to the seminars, including marketing costs, are charged to expense in the quarter in which the seminar is held.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Segment reporting - The Company has evaluated the requirements under Topic 280, Segment Reporting, of the Accounting Standards Codification (“ASC”). The Company’s management monitors the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment, educational services.

Cash and cash equivalents - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate market value.

Concentration of credit risk - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. From time to time, the cash balances exceed the federal depository insurance coverage limit of $250,000. The Company’s cash balances are deposited with high credit quality financial institutions. No single customer represents a significant concentration (over 10%) of sales or receivables. With the recent economic problems in the banking sector, the Company closely monitors its cash investments in money market funds.

Accounts receivable - Accounts receivable are recorded at net realizable value which is the original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is established through a provision for bad debts charged to expense. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable, based on an evaluation of the collectibility of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Topic 350 of the ASC, “Intangibles-Goodwill and Other”. This topic establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. The topic requires, among other things, that the Company review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the asset is reduced by the estimated shortfall of cash flows. The Company believes that none of the long-lived assets were impaired, as of December 31, 2009 or 2008.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The Company performed its assessment and determined that goodwill is not impaired as of December 31, 2009 or 2008.

Intangible assets - Certain intangible assets are being amortized on a straight-line basis over their estimated useful lives, which vary from 3 to 19 years.

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The Company has capitalized approximately $100,000 and $44,000 on such costs for the years ended December 31, 2009 and 2008, respectively. The amortization period is generally five years for courses either purchased or developed internally. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. Included in other intangible assets are course costs net of accumulated amortization of $491,000 and $611,000 at December 31, 2009 and 2008, respectively.

Capitalized software development - The Company has developed a new Learning Management System (“LMS”) as wells as other products and has capitalized those costs permissible under ASC Topic 985, “Software”. Total capitalized costs are $1,339,000 and $994,000 as of December 31, 2009 and 2008, respectively. The Company began amortizing certain of these costs over a five-year period commencing when the LMS was placed in service in the fourth quarter of 2008. Amortization expense for 2009 and 2008 was approximately $207,000 and $50,000, respectively.

Deferred revenue - Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a straight-line basis, as earned. Deferred revenue related to web site design and video production services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy.

Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows relating to uncertain tax positions taken on all open tax years.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Net income per share - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect in periods, in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock.

The reconciliation is as follows:

Years Ended December 31,	2009	2008

Weighted Average Number of Shares Outstanding	5,043,045	4,938,548
Effect of Dilutive Securities, common stock equivalents	58,623	36,650

Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	5,101,668	4,975,198

Stock-based compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Advertising costs - Advertising costs are expensed as incurred and were approximately $125,000 and$116,000 for the years ended December 31, 2009 and 2008, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform with current year classifications. The reclassifications have no effect on the Company’s financial position or results of operations.

New accounting pronouncements - In July 2009, the Financial Accounting Standards Board adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the “Codification”). The Codification will be the single source of authoritative U.S. nongovernmental generally accepted accounting principles. The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way generally accepted accounting principles (“GAAP”) is referenced. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the new Codification when referring to GAAP in its financial statements for the third quarter of 2009.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, that provides guidance on management’s assessment of subsequent events. This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This section is effective for interim and annual periods ending after June 15, 2009. In accordance with the ASC, the Company reviewed the events for inclusion in the consolidated financial statements through the filing date of its financial statements. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

In December 2007, the FASB revised the guidance on “Business Combinations”, which is now codified into ASC Topic 805 (formerly SFAS No. 141R). ASC Topic 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. This standard was effective for business combinations occurring after December 15, 2008. The adoption of this standard did not have a material impact effect on the financial statements and disclosures for the year ended December 31, 2009.

2.	Acquisitions and Joint Venture

In July 2009, the Company acquired substantially all of the operating assets and assumed certain liabilities of EEI for approximately $349,000. The purchase price of $349,000 was allocated to course costs for $313,000 which is being amortized over a five-year period, and prepaid expenses of $81,000, offset by deferred revenue of $45,000. EEI provides live training to accountants, financial professionals and attorneys through seminars conducted throughout the United States. It can also conduct live classroom-style training for its clients.

In July 2008, the Company acquired all of the outstanding shares of Loscalzo for approximately $4,400,000. Loscalzo is a leading provider of in-house training for accounting firms. It also conducts live classroom style training for both its own account and numerous state accounting societies. The Company’s core products have been focused on self-study and online learning, whereas, Loscalzo is a leading provider of live training offered through a number of different mediums. With Loscalzo, the Company now offers a complete, blended learning environment for accounting and finance professionals and organizations on a national level. In conjunction with the acquisition, Loscalzo’s President was given a two-year employment agreement. The purchase price of the acquisition exceeded the fair value of the tangible assets and liabilities acquired by approximately $3,489,000.

The allocation of the excess of the purchase price over the carrying value was classified as follows:

Restrictive Covenant	$200,000
Trade Name	350,000
Customer Lists	400,000
Course Costs	200,000
Other Intangible Assets	15,000
Goodwill and Other Non-Amortizable Intangibles	2,323,645

$3,488,645

The course content is being amortized over a three-year period; the restrictive covenant and client lists are being amortized over a ten-year period.

In 2008, our Skye subsidiary formed a joint venture with Education and Training Systems International (“ETSI”) for the purpose of marketing its iReflect product and invested $35,000 in this joint venture. iReflect is an interactive, web-based tool used for the development of marketing and presentation skills. The investment in the joint venture is accounted for using the equity method and Skye has reduced the carrying amount of its investment by its share of losses in the joint venture.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

3.	Property and Equipment, net

The components of property and equipment are as follows:

December 31,	2009	2008

Furniture, Fixtures and Equipment	$4,228,325	$4,011,864
Leasehold Improvements	189,709	189,709

	4,418,034	4,201,573
Less Accumulated Depreciation	3,809,184	3,593,585

	$608,850	$607,988

Depreciation expense for the years ended December 31, 2009 and 2008 was approximately $216,000 and $230,000, respectively.

4.	Goodwill and Other Intangible Assets, net

The components of intangible assets are as follows:

Years Ended December 31,	2009	2008

Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
Pro2 Net Courses (“P2N”)	837,504	837,504
Course Costs	1,088,105	996,988
Customer Lists	1,041,746	728,500
Restrictive Covenant	200,000	200,000
Trade Name	350,000	350,000
Capitalized Software Development	1,347,796	994,497
Financial Campus	340,894	340,894
Other Intangible Assets	803,330	803,330

	10,476,212	9,718,550
Less Accumulated Amortization	6,054,463	5,217,911

	$4,421,749	$4,500,639

The aggregate amortization expense for the years ended December 31, 2009 and 2008 was approximately $836,000 and $716,000, respectively.

Estimated amortization expense for the five years subsequent to December 31, 2009 is as follows:

Years Ending December 31,

2010	$839,000
2011	703,000
2012	555,000
2013	475,000
2014	304,000

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The following table presents the changes in the carrying amount of goodwill and other intangibles during the years ended December 31, 2009 and 2008:

	Goodwill	Other Intangible Assets

Balance, January 1, 2008	$145,684	$3,296,538
Amortization Expense	—	(716,133)
Goodwill and Intangibles Acquired	3,248,645	1,920,234

Balance, December 31, 2008	3,394,329	4,500,639
Amortization Expense	—	(836,552)
Goodwill and Intangibles Acquired	(19,072)	757,662

Balance, December 31, 2009	$3,375,257	$4,421,749

The reduction in goodwill of $19,072 represents an adjustment to the additional post closing consideration paid to Skye and an adjustment to the Loscalzo purchase price.

5.	Income Taxes

At December 31, 2009 and 2008, the Company has a net deferred tax asset of approximately $1,251,000 and $1,104,000 respectively, primarily resulting from the expected future benefit of available net operating loss carryforwards and other temporary differences. Realization of deferred tax assets depends on sufficient future taxable income during the period that deductible temporary differences and loss carryforwards are expected to be available to offset future taxable income of approximately $2,800,000 which expires through 2023.

The components of the (provision for) benefit from income taxes are as follows:

Years Ended December 31,	2009	2008

Current:
Federal	$(5,000)	$(27,485)
State	(122,408)	(28,310)

Total Current	(127,408)	(55,795)

Deferred:
Federal	102,000	106,923
State	18,000	19,000

Total Deferred	120,000	125,923

	$(7,408)	$70,128

Included in current state income tax expense for the year ended December 31, 2009 is approximately $65,000 of income tax under accruals related to the 2008 tax year.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The temporary differences and net operating loss carryforward give rise to the following deferred tax assets:

Years Ended December 31,	2009	2008

Net Operating Loss	$1,247,000	$1,414,000
Depreciation and Amortization of Property, Equipment and Intangibles	569,000	592,000
Stock Option and Restricted Stock Compensation Expense	116,000	60,000
Other	9,000	—

	1,941,000	2,066,000
Less Valuation Allowance	690,000	962,000

Deferred Tax Asset	$1,251,000	$1,104,000

These amounts have been classified on the accompanying consolidated balance sheets as non current.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

Years Ended December 31,	2009	2008

U.S. Federal Statutory Income Tax Rate	34.00%	34.00%
State Income Tax Rate, net of federal benefit	6.00%	6.00%
Travel and Entertainment	3.00%	0.80%
Prior year true-ups	14.50%	0.00%
Change in Valuation Allowance	(67.00)%	(49.00)%
Other	7.70%	12.80%

Income Tax (Expense) Benefit	(1.80)%	4.60%

6.	Stock Incentive Plan

The Company’s 2009 Incentive Compensation Plan (the “Plan”), as approved by the Shareholders at the annual meeting held in June 2009, replaced the expired 1999 Stock Option Plan. The new Plan provides for the grant of up to 800,000 shares of non-qualified stock options and restricted stock awards to employees, directors and consultants. Future restricted stock grants may not exceed 200,000 shares. The Plan incorporated the outstanding shares at the time of adoption. As of December 31, 2009, there are 410,121 options outstanding, of which 305,080 are currently exercisable and there were 136,010 restricted stock grants outstanding. As of December 31, 2009, the Plan had a net balance of 253,869 shares reserved for the issuance of future grants. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares, and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2009 and 2008 was $2.69 and $2.29, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. The Company takes into consideration guidance under ASC Topic 718, “Stock Compensation”when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

The assumptions made in calculating the fair values of options are as follows:

Years Ended December 31,	2009	2008

Contractual Term	10 years	10 years
Expected Volatility	40%-45%	45%
Expected Dividend Yield	0%	0%
Risk-Free Interest Rate	2.0% - 2.1%	2.8% - 3.0%
Expected Term	4.5 years	5.5 years

For the years ended December 31, 2009 and 2008, stock-based compensation expense related to stock options granted was approximately $84,000 and $75,000, respectively. As of December 31, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $90,000. Unamortized compensation cost as of December 31, 2009 is expected to be recognized over a remaining weighted-average vesting period of three years.

As of December 31, 2009, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable, was $96,000 and $44,000, respectively.

In February 2008, the Company granted 34,025 options to various employees. These options vest in three years. Of these options, 31,025 have an exercise price of $5.10 and 3,000 have an exercise price of $5.16.

In February 2009, the Company granted options and restricted stock awards to certain officers, senior management and employees. All of the awards were granted at $2.54. Included in the grant are 55,750 stock options and 116,616 restricted stock grants, all of which have various vesting schedules ranging from February 2009 through February 2013.

In July 2009, the Company granted 10,000 fully vested options immediately exercisable at a price of $3.50 in conjunction with the acquisition of EEI.

A summary of all stock option activity is as follows:

Years Ended December 31, 2009 and 2008	Number of Options	Weighted Average Exercise Price

Outstanding, January 1, 2008:	386,280	$4.62
Options granted	34,025	5.11
Options forfeited/expired	(42,445)	4.89
Options exercised	(12,716)	2.31

Outstanding, December 31, 2008:	365,144	4.71
Options granted	65,750	2.69
Options forfeited/expired	(20,773)	4.32
Options exercised	—	—

Outstanding, December 31, 2009	410,121	4.40

Exercisable, December 31, 2009	305,080	4.59

SMARTPROS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$2.00-$2.99	97,300	6.94	$2.54	41,850	4.13
$3.00-$3.99	35,400	6.98	2.64	35,400	7.16
$4.00-$4.99	36,642	5.64	4.19	34,976	5.82
$5.00-$5.99	240,779	2.22	5.35	192,854	0.78

	410,121	5.92	4.40	305,080	5.87

          A summary of the nonvested options and activity for the year is as follows:

December 31, 2009	Options	Weighted Average Grant Date Fair Value

Nonvested, January 1, 2009	67,890	2.11
Granted	65,750	2.69
Vested	(25,686)	1.46
Forfeited	(2,913)	2.12

Nonvested, December 31, 2009	105,041	1.62

7.	Stockholders’ Equity

In January 2008, the Company’s compensation committee granted certain officers and key employees of the Company a total of 18,072 shares of restricted common stock. The grant vests one-third immediately and one-third each year, thereafter. The grants were part of a bonus paid for 2007 and were considered issued as of December 31, 2007 and included in the total outstanding shares as of that date. The stock is unregistered and was subject to certain forfeiture provisions if the employee left the Company prior to January 29, 2009.

In 2008, the Company recorded an additional 6,902 shares as issued and outstanding. These shares were awarded as part of prior years’ employees’ stock grants. In 2009, the Company considered as issued and outstanding 37,643 shares also awarded from prior years’ employee stock grants. The shares awarded to employees under the then existing Plan are eligible to vote and to receive dividends. The costs of any stock grants awarded to employees under the Plan are amortized over the service period.

In 2008, one employee and two former consultants to the Company exercised their vested stock options for the purchase of 12,716 shares of common stock at prices ranging between $2.15 and $2.75.

In 2009, the Company’ Compensation Committee granted certain officers and key employees 98,500 shares of restricted common stock, of which 48,500 shares vest three years from issuance and 50,000 shares vest one-quarter each year commencing one year from issuance. In addition, as part of the 2008 bonus, certain employees were issued 18,116 shares of restricted common stock, of which one-third vested immediately and one-third will vest each year thereafter.

SMARTPROS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

In addition, in 2009, the Company purchased 3,046 shares of common stock from a key employee for $11,059.

8.	Commitments and Contingencies

Operating leases - The Company leases office space and production and warehouse facilities in Hawthorne, New York; Westborough, Massachusetts; Bridgewater, New Jersey; and Red Bank, New Jersey. The office in Red Bank, New Jersey is owned by an affiliate of the President of Loscalzo. Future minimum lease payments are as follows:

Year Ending December 31,

2010	$451,000
2011	422,000
2012	379,000
2013	377,000
2014	342,000
Thereafter	1,438,000

$3,409,000

Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2009 and 2008 was approximately $450,000 and $431,000, respectively.

The Company arranged for a $75,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $150,000 certificate of deposit to the bank, issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

Employment agreements - The Company has entered into employment agreements with its key senior executives.

•

The employment agreement with the Company’s chief executive officer was renewed in February 2007, and is for a term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term, unless either party gives notice of their intent not to renew before the end of the first year of each three-year term.

•	The chief financial officer’s agreement was renewed in July 2008 and expires in June 2011.

•	The employment agreement with the President was renewed on October 1, 2008 for a period of three years.

•	The chief technology officer’s agreement was renewed on March 1, 2010 for a period of two years.

•

The agreement with the President of Skye was renewed on February 1, 2010 for a two-year period. The agreement requires an annual base salary plus incentives if certain goals are met. The previous agreement, which expired on January 31, 2010, also required certain incentive payments and approximately $15,000 in such payments was accrued for the year ended December 31, 2009.

•	The agreement with the President of Loscalzo is for two years, expiring in June 2010.

SMARTPROS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company’s board of directors. Under certain agreements, if the Company terminates any executive’s employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits.

At February 28, 2010, the aggregate commitments under the employment agreements for the senior executives described above approximated $2,350,000.

Litigation - The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company. Currently there are no pending litigations.

9.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current assets and current liabilities - The fair values of cash, accounts receivables, payables, and certain other short-term financial instruments approximate their carrying values due to their short-term maturities.

10.	Subsequent Events

On March 9, 2010, the Company’s Board of Directors approved the payment of a cash dividend of $.01 per common share to shareholders of record on April 1, 2010, payable on April 11, 2010.

On March 12, 2010, the Company purchased 149,000 shares of its common stock for $462,000. These shares are not retired and will be placed into treasury.

