Form 10-Q
period 2010-03-31
SmartPros Ltd.
filed 2010-05-11
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Yes ☐          No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2010, there were 4,926,305 shares of common stock outstanding.

SMARTPROS LTD.

FORM 10-Q REPORT

March 31, 2010

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,388,967	$6,720,649
Accounts receivable, net of allowance for doubtful accounts of $39,447 and $39,627 at March 31, 2010 and December 31, 2009	1,527,929	2,700,111
Prepaid expenses and other current assets	440,352	260,357
Current tax benefit	300,000	—

Total Current Assets	8,657,248	9,681,117

Property and equipment, net	624,693	608,850
Goodwill	3,375,257	3,375,257
Other intangibles, net	4,243,385	4,421,749
Other assets, including restricted cash of $75,000 and $150,000, respectively	85,626	160,626
Deferred tax asset	1,250,924	1,250,924
Investment in joint venture, at cost	14,205	14,755

	9,594,090	9,832,161

Total Assets	$18,251,338	$19,513,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$584,183	$776,059
Accrued expenses	250,466	446,929
Dividends payable	49,263	—
Deferred revenue	5,335,493	5,299,450

Total Current Liabilities	6,219,405	6,522,438

Other liabilities	30,549	23,187

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Convertible preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,561,100 issued as of March 31, 2010 and December 31, 2009: 4,926,305 and 5,076,305 outstanding as of March 31, 2010 and December 31, 2009 repsectively	556	556
Additional paid-in capital	17,658,351	17,610,392
Accumulated (deficit)	(3,658,826)	(3,106,513)
Common stock in treasury, at cost – 634,795 and 485,795 shares at March 31, 2010 and December 31, 2009 respectively	(1,998,697)	(1,536,782)

Total Stockholders’ Equity	12,001,384	12,967,653

Total Liabilities and Stockholders’ Equity	$18,251,338	$19,513,278

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended March 31,

	2010	2009

Net revenues	$3,615,496	$4,353,603
Cost of revenues	1,960,109	2,000,760

Gross profit	1,655,387	2,352,843

Operating Expenses:
Selling, general and administrative	2,207,984	2,078,220
Depreciation and amortization	254,237	246,943

	2,462,221	2,325,163

Operating (loss) income	(806,834)	27,680

Other Income (Expense):
Interest income (net)	4,334	16,668
Equity loss from joint venture	(550)	(833)

	3,784	15,835

(Loss) income before income tax	(803,050)	43,515

Benefit (provision) for income tax	300,000	(14,000)

Net (loss) income	$(503,050)	$29,515

Net (loss) income per common share:
Basic net (loss) income per common share	$(.10)	$.01

Diluted net (loss) income per common share	$(.10)	$.01

Weighted Average Number of Shares Outstanding:
Basic	5,043,194	4,942,198

Diluted	5,043,194	4,951,389

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(503,050)	$29,515

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	254,237	246,943
Stock compensation expense	47,959	29,651
Deferred income taxes	—	12,000
Current tax benefit	(300,000)	—
Equity loss from joint venture	550	833
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	1,172,182	844,242
Prepaid expenses and other current assets	(179,995)	22,903
Other assets	75,000	(5,013)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(388,339)	(387,361)
Deferred revenue	36,043	(326,418)
Other liabilities	7,362	7,415

Total adjustments	724,999	445,195

Net Cash Provided by Operating Activities	221,949	474,710

Cash Flows from Investing Activities:
Acquisition of property and equipment	(66,805)	(44,312)
Capitalized software development costs	(11,118)	(91,760)
Capitalized course costs	(13,793)	(41,458)
Adjustment to cash paid for goodwill	—	19,072

Net Cash (Used in) Investing Activities	(91,716)	(158,458)

Cash Flows from Financing Activities:
Purchase of treasury stock	(461,915)	—

Net Cash (Used in) Financing Activities	(461,915)	—

Net (decrease) increase in cash and cash equivalents	(331,682)	316,252
Cash and cash equivalents, beginning of period	6,720,649	6,626,181

Cash and cash equivalents, end of period	6,388,967	$6,942,433

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$10,000

Common stock dividend declared March 9, 2010, paid April 11, 2010	$49,263	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 26, 2010. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates, Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies

          Nature of Operations

          The Company, a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products today are periodic video and internet subscription-based programs and services directed to corporate accountants and financial managers, accountants in public practice and CPA exam candidates. With the acquisition of Loscalzo in 2008 and Executive Enterprise Institute (“EEI”) in 2009, the Company is now a leading provider of live training to public accountants, accountants in industry, financial professionals and attorneys.

          The Company’s other product lines include the following:

•	The Engineering division, produces a series of continuing education courses for engineers, as well as courses designed for candidates of the various professional engineering exams;

•

The Financial Services division produces online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training;

•	The SmartIt Information Technology division produces a subscription-based program called WatchIT and also develops custom courses for corporate information technology professionals;

•

SLE’s Working Values Ethics and Compliance division, produces ethics, governance and compliance programs for corporate clients and its Cognistar Legal division produces online and customized training for the legal profession;

•	Skye produces customized training solutions for a number of industries including pharmaceutical and professional services firms;

•	The SmartPros Interactive division produces custom videos, rents out its recording studio and editing facilities and provides web development and other multi-media technology consulting services.

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

          SmartPros is headquartered in Hawthorne, New York, where it maintains its corporate offices, new media lab and video production facilities.

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

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at March 31, 2010, are capitalized course costs of $258,000, net of accumulated amortization of $90,000.

          Deferred Revenue

          Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy. The Cognistar Legal division, the Financial Services division and the SmartIT Information Technology division recognize revenue either immediately from the direct sale of courses on a prepaid basis or on a deferred basis as earned, from the sale of subscriptions to their various products or from custom projects.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Description of Business and Summary of Significant Account Policies (cont’d)

          Earnings (Loss) Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares for the three-month period ended March 31, 2009 was 9,191. For the three-month period ended March 31, 2010 the inclusion of Common Stock equivalents would be anti-dilutive.

Note 3. Stock-Based Compensation

          The Company’s 2009 Stock Option Plan (the “2009 Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Incentive Compensation Plan adopted at the Company’s annual meeting in June 2009 is 800,000, provided that restricted stock grants under the Plan may not exceed 200,000 shares in the aggregate. However, the number of shares available for issuance under the 2009 Plan is reduced by the sum of the number of shares (a) issued upon exercise of options granted pursuant to the Company’s 1999 Stock Option Plan (the “1999 Plan”) and (b) issuable upon exercise of outstanding options granted under the 1999 Plan. As options granted under the 1999 Plan are exercised, forfeited or terminated, the number of options available for grant under the 2009 Plan increase. On the other hand, restricted stock grants under the 1999 Plan have no impact on the availability of restricted stock grants under the 2009 Plan.

          As of March 31, 2010, 405,948 options were outstanding, all of which had been granted under our 1999 Stock Option Plan and of which 319,239 are currently exercisable. In addition, restricted stock grants as of March 31, 2010 totaled 112,181, none of which had vested. None of the outstanding restricted stock grants were made under the 2009 Plan. As of March 31, 2010, 257,898 shares are available under the Plan. All stock options granted under the Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          Current accounting literature authorizes the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded an incremental stock-based compensation expense of $48,000 and $30,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

          The assumptions used for the three-month periods ended March 31, 2010 and 2009, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Three months ended March 31,
	2010	2009

Expected life (years)	—	5.5
Risk-free interest rate	—	2.8%-3.0%
Volatility	—	45.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$—	$2.48

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Stock-Based Compensation (cont’d)

          The Company has not granted any options in 2010 and in the 2009 period it granted 55,750 options under the Plan, which are exercisable at a price of $2.54 per share.

          The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2010	410,121	$4.40	5.92
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	(4,173)	$5.32	—

Outstanding at March 31, 2010	405,948	$4.39	4.25

Exercisable at March 31, 2010	319,239	$4.48	3.14

Note 4. Income Tax Benefit

          The Company recognizes a deferred tax asset, available from its temporary differences between the net income before taxes as reported on its financial statement and net income for tax purposes and net operating loss carryforwards, which begin to expire in 2023. At March 31, 2010 the Company recorded a current tax benefit of approximately $300,000 attributable to the net loss recorded for the three-month period ended March 31, 2010. The Company anticipates that it is more likely than not that this benefit will be utilized over the balance of 2010 to the extent the Company generates net income during the year. The Company does not believe that it takes any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity

          In March 2010, the Company purchased 149,000 shares of its common stock for approximately $462,000. On March 9, 2010 the Company declared a dividend of $0.01 per common share, payable on April 11, 2010 to shareholders of record as of April 1, 2010. During the period, 1,000 shares of common stock previously granted under the 1999 Plan were forfeited.

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

Overview

          We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for banking and information technology professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through our wholly-owned subsidiary, Loscalzo Associates Ltd. (“Loscalzo”) and Executive Enterprise Institute (“EEI”), we are a leading provider of live training to accountants and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.

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

          Over the last five years, our annual revenues have grown from $10.2 million to $19.3 million. This growth is due in large part to eight acquisitions that we have completed in this period. Our most recent and ninth acquisition was in July 2009, when we acquired EEI, which provides continuing professional education directed to accountants, financial professionals and attorneys through live seminars and compliments the live training that Loscalzo provides. Both of these divisions are highly seasonal businesses. EEI’s revenues are primarily earned in the second and fourth quarters of the year and Loscalzo’s revenue is primarily earned between May and December. Marketing and related costs associated with seminars produced by EEI are expensed in the quarter in which the seminars take place. However, other operating costs, such as payroll and selling, general and administrative costs are recorded as incurred. This had a significant adverse effect on our operating results for the three months ended March 31, 2010.

          While our subscription-based revenue has remained constant, we have experienced a decline in some of our custom design projects for clients in various industries. We have seen some consolidation in the pharmaceutical industry that has had an impact on Skye’s results as well as the current economic climate that has caused many clients to either postpone or cancel some projects. However, in other areas, such as legal training and engineering, we have seen a renewed interest in our product.

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

          There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2009. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

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

          Revenue recognition

          A large portion of our revenue is in the form of subscription fees for our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, video production, course design and development and ongoing maintenance fees from our client’s use of our Professional Education Center (“PEC”), our proprietary learning management system. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

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

          Income taxes

          We make significant estimates and assumptions in calculating our current period tax liability and deferred tax assets. The most significant of these are estimates regarding future period earnings.

Results of Operations

          Comparison of three months ended March 31, 2010 and 2009

          We experienced a $738,000, or 17.0%, decrease in net revenues, resulting in an operating loss for the quarter of $807,000 as compared to an operating income of $28,000 in the comparable quarter of 2009. Our operating results for the quarter ended March 31, 2010 were adversely impacted by the seasonality of our live training divisions whose revenues are primarily recognized in the second through fourth quarters while their operating costs such as payrolls are expensed as incurred. In addition, we also experienced a significant decrease in net revenue from custom work in our SmartPros Legal and Ethics, Ltd. (“SLE”) and Skye Multimedia Ltd. (“Skye”) subsidiaries as well as in our SmartPros Interactive division. We believe this trend reflects the current economic climate. Also, the timing of certain custom projects that are currently under contract is completed over a period of time and the revenue is recognized as such. However, certain divisions, while affected by general economic conditions, have not experienced a noticeable decline in revenues.

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

          The following table compares our statement of operations data for the three-months ended March 31, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,

	2010		2009

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$3,615,496	100.0%	$4,353,603	100.0%	(17.0%)
Cost of revenues	1,960,109	54.2%	2,000,760	46.0%	(2.0%)

Gross profit	1,655,387	45.8%	2,352,843	54.0%	(29.6%)

Selling, general and administrative	2,207,984	61.1%	2,078,220	47.7%	6.2%
Depreciation and amortization	254,237	7.0%	246,943	5.7%	3.0%

Total operating expenses	2,462,221	68.1%	2,325,163	53.4%	5.9%

Operating (loss) income	(806,834)	(22.3%)	27,680	0.6%	(3014.9%)
Other income, net	3,784	0.1%	15,835	0.4%	(76.1%)

Net (loss) income before income tax	(803,050)	(22.2%)	43,515	1.0%	(1945.5%)
Benefit (provision) for income tax	300,000	8.3%	(14,000)	0.3%	(2242.9%)

Net (loss) income	$(503,050)	(13.9%)	$29,515	0.7%	(1804.4%)

     Net revenues

          The decrease in net revenues reflected above was primarily due to: (i) a $9,000 decrease in net revenues in the Accounting/Finance division; (ii) a $153,000 decrease in net revenues in the Working Values Ethics and Compliance division; (iii) a $532,000 decrease in net revenues from Skye; (iv) a $9,000 decrease in net revenues in the Financial Services division; (v) a $79,000 decrease in net revenues in the SmartPros Interactive division. These decreases were offset by: (i) a $37,000 increase in net revenues in the Engineering division; and (ii) a $5,000 increase in net revenues in the Cognistar Legal division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the first quarter of 2010, net revenues from the Accounting/Finance division were $2.18 million, or 60% of net revenues, compared to $2.19 million, or 50% of net revenues, in the comparable 2009 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, increased slightly from $1.92 million in the 2009 period to $1.97 million in the corresponding 2010 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $60,000 from 2009 to 2010. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2010 period, net revenues from online sales of accounting products accounted for approximately $975,000, or 27% of net revenues, compared to $911,000, or 21% of net revenues, in the comparable 2009 period. Net revenues from live training were constant between the two periods.

          For the three months ended March 31, 2010, Skye generated net revenues of $511,000 compared to $1.04 million in the first quarter of 2009. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $514,000 of net revenues in the quarter ended Match 31, 2010. For the quarter ended March 31, 2009, this division generated $523,000 of net revenues. This is primarily from a decrease in consulting work from the 2009 period. The decrease in consulting work is again a result of current economic conditions as companies postpone expenditures.

          Our SmartIt Information Technology division generated $30,000 of net revenues in the 2010 period, as compared to $29,000 in the first quarter of 2009.

          For the quarter ended March 31, 2010, SLE had net revenues of $124,000 compared to net revenues of $272,000 for the quarter ended March 31, 2009. For the 2010 period, $8,000 of SLE’s net revenues was generated by the Ethics and Compliance division and $116,000 was generated by the Cognistar Legal division. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $238,000 of net revenues in the first quarter of 2010 compared to $201,000 in the first quarter of 2009. The increase is a result of timing differences in the placement of orders from customers and the introduction of new products. Sales of our engineering products are not subscription based.

          Net revenues generated by the SmartPros Interactive division in the first quarter of 2010 were $21,000 of which $18,000 was attributable to video production and related services and $3,000 was attributable to consulting services. In comparison, this division recorded $100,000 of net revenue for the first quarter of 2009, $25,000 from video production and related services and $75,000 from consulting services. This decrease is indicative of the continual decline in the duplication business and fluctuations in revenues from consulting services.

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

          Our gross profit margin decreased for the three months ended March 31, 2010 to 46% compared to 54% for the three months ended March 31, 2009. This decrease is attributable, in part, to costs related to EEI and Loscalzo, as we incur payrolls and other costs on an annual non-deferred basis. In addition, there were decreased revenues from certain divisions without any significant decreases in payroll. We also devoted a significant amount of internal and external resources to develop new products and to re-tool existing products and technology.

          Cost of revenues decreased by $41,000 in the current quarter from the comparable period last year. The net decrease is attributable to a number of factors: (i) salaries and related costs attributable to EEI were approximately $58,000, for which we did not have a comparable expense in the 2009 period, as EEI was acquired in July 2009; (ii) royalty expense increased by $58,000; (iii) outside labor and productions costs related to custom projects decreased approximately $77,000; (iv) payroll and related costs other than EEI and other costs decreased by approximately $65,000. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $178,000 after capitalizing a portion of these costs. This decrease is directly related to the completion of a number of custom projects and internal work and a reduction in the use of outsourced vendors. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses increased $22,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards which replaces the FASB accounting pronouncements.

•

Royalties. Royalty expense increased in the three months ended March 31, 2010, compared to the corresponding 2009 period by $58,000. Royalty expense will vary from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. We estimate a substantial portion of our accounting royalties on a number of factors as we only pay these royalties twice per year. In addition, we pay royalties to some of our partners and the information to calculate those royalties is not always readily available and requires estimates as well.

•

Salaries. Overall, payroll and related costs attributable to production personnel increased by $69,000 after capitalizing a portion of these costs during the current quarter. Almost all of the increase is attributable to EEI and reduced capitalization of internal payroll as we have completed some of the projects that began in prior years. We have also reduced some personnel costs as a result of decreased business and replaced it with outsourced technology services, where and when needed.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping and other. These costs decreased by $7,000 from 2009 to 2010. This is primarily a direct result of travel-related expenses, most of which is reimbursed by the customer on whose behalf those expenses were incurred and purchases of materials used in classroom instruction.

     Selling, general and administrative expenses

          Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the three months ended March 31, 2010 increased $130,000, or 6.2%, compared to the three months ended March 31, 2009. The increase in selling, general and administrative expenses is primarily attributable to EEI and Loscalzo payrolls as well as increases in some costs and services such as health insurance premiums.

          Compensation expense in the 2010 period increased $80,000 over compensation expense for the corresponding 2009 period. Our total number of full time general and administrative employees at March 31, 2010 was 55 compared to 58 at March 31, 2009. Although we reduced our overall headcount, the salary increases were due to additional payroll primarily from EEI and Loscalzo, where we added two senior level executives as well as normal salary increases that were granted in the first quarter of 2009.

Compensation expense includes stock based compensation expense of $48,000 for the 2010 period and $30,000 for the 2009 period.

          Our other selling, general and administrative costs, exclusive of compensation costs, increased $50,000. These costs include customer service, insurance, office expenses, professional fees, non-income based taxes and other expenses. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and recent acquisitions.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $7,000 in the first quarter of 2010 compared to the first quarter of 2009 primarily from the amortization of intangibles acquired in the Loscalzo and EEI acquisitions and from our capitalized costs, while older intangibles are now fully amortized. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

     Operating (loss) income

          For the three months ended March 31, 2010, the operating loss was $807,000 compared to operating income of $28,000 in the corresponding 2009 period.

     Other income, net

          Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. However, interest rates are substantially lower than they were in 2009. For the first quarter of 2010 we had other income of $4,000 compared to other income of $16,000 in the first quarter of 2009, mostly as a result of substantially lower interest on our cash balances invested in money market funds, offset by a loss from the iReflect joint venture. The loss from our iReflect joint venture for the quarter ended March 31, 2010 was $550. We anticipate comparable interest income rates in future periods.

     Income tax benefit (provision)

          We account for deferred tax assets available principally from our net operating loss carryforward in accordance with the Accounting Standards Codification. As of December 31, 2009 we had recognized approximately $1,250,000 in such assets. We recorded a tax benefit of $300,000 for the first quarter of 2010 from the utilization of the current period net loss. We anticipate that this benefit will be absorbed over the balance of the current year as we generate net income. For the first quarter of 2009, we incurred an income tax expense of $14,000.

     Net (loss) income

          For the three months ended March 31, 2010, we recorded a net loss of $503,000, or ($0.10) per share, basic and diluted, compared to a net income of $30,000 or $0.1 per share, basic and diluted, for the three months ended March 31, 2009.

Liquidity and Capital Resources

          At March 31, 2010, we had no indebtedness for borrowed money.

          Our working capital as of March 31, 2010 was approximately $2.4 million compared to $3.2 million at December 31, 2009. Our current ratio at March 31, 2010 was 1.39 to 1 compared to 1.48 to 1 at December 31, 2009. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.3 million at March 31, 2010 and at December 31, 2009.

          At March 31, 2010, we had cash and cash equivalents of $6.4 million. For the three months ended March 31, 2010, we reported a net decrease in cash of $332,000, which includes $222,000 of cash provided by operating activities offset by $92,000 of cash used in investing activities and $462,000 used in financing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred compensation, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          For the 2010 period, net cash used in investing activities was $92,000, which included capital expenditures of $67,000, consisting primarily of computer equipment and software purchases, $11,000 for software development costs relating to new products and $14,000 for course development. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.

          Cash used in financing activities reflects the purchase of our shares in open market transaction pursuant to our stock buy-back program.

          On March 9, 2010, we declared a dividend of $.01 per common share payable on April 11, 2010 to shareholder of record as of April 1, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          None

Company Purchases of its Equity Securities

          On November 11, 2009, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three month period ended March 31, 2010, 149,000 shares were repurchased at a cost of approximately $462,000, and as of such date approximately $277,000 was available under this program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1-31, 2010)	—	—	—	—

Month #2 (February 1-28, 2010)	—	—	—	—
	—	—	—	—
Month #3 (March 1-31, 2010)	149,000	$3.10	149,000	$277,000

Total	149,000	$3.10	149,000	$277,000

Item 3. Defaults Upon Senior Securities

          None.

Item 4. [REMOVED AND RESERVED.]

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

SmartPros Ltd.

(Registrant)

Date: May 11, 2010	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)