Form 10-Q
period 2010-06-30
SmartPros Ltd.
filed 2010-08-10
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2010, there were 4,921,005 shares of common stock outstanding.

SMARTPROS LTD.

FORM 10-Q REPORT

June 30, 2010

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

                    Forward-looking statements in this report include statements relating to our operating results, the development of new products, the timing of the launch of such products and the timing of any revenue to be generated from such products as well as statements regarding our plans for acquisitions. Whether or not our expectations regarding such forward-looking statements are ultimately realized depends on such factors as our ability to increase revenues, control costs, complete the development of new products in a timely manner and on budget, our ability to successfully market our products, general economic conditions, our ability to successfully identify acquisition candidates and our ability to successfully complete those acquisitions and integrate the newly acquired business into our existing operating and business platform.

The terms “we”, “our”, “us”, or any derivative thereof, as used in this Report refer to SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,867,436	$6,720,649
Accounts receivable, net of allowance for doubtful accounts of $39,051 and $39,627 at June 30, 2010 and December 31, 2009, respectively	3,053,140	2,700,111
Prepaid expenses and other current assets	301,459	260,357
Note receivable	900,000	—
Current tax benefit	230,000	—

Total Current Assets	$9,352,035	9,681,117

Property and equipment, net	587,752	608,850
Goodwill	3,375,257	3,375,257
Other intangibles, net	4,106,624	4,421,749
Other assets, including restricted cash of $75,000 and $150,000, at June 30, 2010 and December 31, 2009, respectively	85,626	160,626
Deferred tax asset	1,250,924	1,250,924
Investment in joint venture, at cost	13,067	14,755

	9,419,250	9,832,161

Total Assets	$18,771,285	$19,513,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$864,791	$776,059
Accrued expenses	372,193	446,929
Dividends payable	49,210	—
Deferred revenue	5,373,568	5,299,450

Total Current Liabilities	6,659,762	6,522,438

Other liabilities	37,911	23,187

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,561,100 issued as of June 30, 2010 and December 31, 2009: 4,921,005 and 5,076,305 outstanding as of June 30, 2010 and December 31, 2009, respectively	556	556
Additional paid-in capital	17,707,014	17,610,392
Accumulated (deficit)	(3,621,886)	(3,106,513)
Common stock in treasury, at cost — 640,095 and 485,795 shares at June 30, 2010 and December 31, 2009, respectively	(2,012,072)	(1,536,782)

Total Stockholders’ Equity	12,073,612	12,967,653

Total Liabilities and Stockholders’ Equity	$18,771,285	$19,513,278

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2010	2009	2010	2009

Net revenues	$8,654,992	$9,085,287	$5,039,496	$4,731,684
Cost of revenues	4,244,175	4,182,384	2,284,066	2,181,624

Gross profit	4,410,817	4,902,903	2,755,430	2,550,060

Operating Expenses:
Selling, general and administrative	4,548,444	4,132,913	2,340,460	2,054,693
Depreciation and amortization	510,564	497,551	256,327	250,608

	5,059,008	4,630,464	2,596,787	2,305,301

Operating (loss) income	(648,191)	272,439	158,643	244,759

Other Income (Expense):
Interest income (net)	9,478	27,227	5,144	10,559
Equity loss from joint venture	(1,688)	(2,324)	(1,138)	(1,491)

	7,790	24,903	4,006	9,068

(Loss) income before income tax	(640,401)	297,342	162,649	253,827

Benefit (provision) for income tax	223,500	(50,486)	(76,500)	(36,486)

Net (loss) income	$(416,901)	$246,856	$86,149	$217,341

Net (loss) income per common share:
Basic net (loss) income per common share	$(.08)	$.05	$.02	$.04

Diluted net (loss) income per common share	$(.08)	$.05	$.02	$.04

Weighted Average Number of Shares Outstanding:
Basic	4,984,188	5,007,912	4,924,026	5,072,913

Diluted	4,984,188	5,168,384	4,932,941	5,239,710

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(416,901)	$246,856

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	510,564	497,551
Stock compensation expense	96,622	105,151
Deferred income taxes	—	(40,722)
Current income tax benefit	(230,000)	—
Equity loss from joint venture	1,688	2,324
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(353,029)	(256,627)
Prepaid expenses and other current assets	(41,102)	56,873
Other assets	75,000	(5,013)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	13,996	(283,478)
Deferred revenue	74,118	257,135
Other liabilities	14,724	—

Total adjustments	162,581	333,194

Net Cash (Used in) Provided by Operating Activities	(254,320)	580,050

Cash Flows from Investing Activities:
Acquisition of property and equipment	(82,914)	(88,918)
Capitalized software development costs	(70,024)	(153,898)
Capitalized course costs	(21,402)	(38,592)
Note receivable	(900,000)	—
Adjustment to cash paid for goodwill	—	19,072
Additional purchase consideration for acquisition of Skye Multimedia, Ltd.	—	(700,000)

Net Cash (Used in) Investing Activities	(1,074,340)	(962,336)

Cash Flows from Financing Activities:
Purchase of treasury stock	(475,290)	—
Dividends paid	(49,263)	—

Net Cash (Used in) Financing Activities	(524,553)	—

Net (decrease) increase in cash and cash equivalents	(1,853,213)	(382,286)
Cash and cash equivalents, beginning of period	6,720,649	6,626,181

Cash and cash equivalents, end of period	$4,867,436	$6,243,895

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,009	$—

Cash paid for income taxes	$—	$10,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

                    The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates, Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2.	Description of Business and Summary of Significant Accounting Policies

                    Nature of Operations

                    The Company, a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products today include the following:

•

The Accounting division produces video and Internet-based subscription programs, live training seminars and other continuing professional education programs for the accounting profession and finance professionals. The Company is a leading provider of live training to certified public accountants, accountants in industry and financial professionals.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

                    While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s operations are considered to be aggregated in one reportable segment.

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

                    Capitalized Course Costs

                    Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at June 30, 2010, are capitalized course costs of $266,000, net of accumulated amortization of $96,000.

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

                    Earnings (Loss) Per Share

                    Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include

Notes to Condensed Consolidated Financial Statements (Unaudited)

the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. Common Stock equivalent shares for the six-month period ended June 30, 2009 was 9,191. For the six-month period ended June 30, 2010 the inclusion of Common Stock equivalents would be anti-dilutive. For the three-month periods ended June 30, 2010 and 2009 Common Stock equivalent shares were 8,915 and 166,797, respectively.

Note 3.	Stock-Based Compensation

                    The Company’s 2009 Stock Option Plan (the “2009 Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Plan adopted at the Company’s annual meeting in June 2009 is 800,000, provided that restricted stock grants under the Plan may not exceed 200,000 shares in the aggregate. However, the number of shares available for issuance under the 2009 Plan is reduced by the sum of the number of shares (a) issued upon exercise of options granted pursuant to the Company’s 1999 Stock Option Plan (the “1999 Plan”) and (b) issuable upon exercise of outstanding options granted under the 1999 Plan. As options granted under the 1999 Plan are exercised, forfeited or terminated, the number of options available for grant under the 2009 Plan increase. Restricted stock grants under the 1999 Plan have no impact on the availability of restricted stock grants under the 2009 Plan.

                    As of June 30, 2010, 405,648 options were outstanding, all of which had been granted under our 1999 Stock Option Plan and of which 319,239 are currently exercisable. In addition, restricted stock grants as of June 30, 2010 totaled 111,038, none of which had vested. None of the outstanding restricted stock grants were made under the 2009 Plan. As of June 30, 2010, 258,198 shares are available under the 2009 Plan. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.

                    Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded an incremental stock-based compensation expense of $97,000 and $105,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

                    The Company did not grant any options in 2010 and in the 2009 period it granted 55,750 options under the Plan, which are exercisable at a price of $2.54 per share.

                    The assumptions used for the six-month period ended June 30, 2009, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

	Six months ended June 30,
	2010	2009

Expected life (years)	—	5.1
Risk-free interest rate	—	1.99%
Volatility	—	45.0%
Dividend yields	—	—
Weighted-average fair value of options during the period	$—	$2.54

Notes to Condensed Consolidated Financial Statements (Unaudited)

                    The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2010	410,121	$4.40	5.92
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	(4,473)	$5.13	—

Outstanding at June 30, 2010	405,648	$4.40	4.00

Exercisable at June 30, 2010	319,239	$4.48	2.89

Note 4.	Income Tax Benefit

                    The Company recognizes a deferred tax asset, available from its temporary differences between the net income before taxes as reported on its financial statement and net income for tax purposes and net operating loss carryforwards, which begin to expire in 2023. At June 30, 2010, the Company recorded a current tax benefit of approximately $230,000 attributable to the net loss recorded for the six-month period ended June 30, 2010. The Company anticipates that it is more likely than not that this benefit will be recognized over the balance of 2010 to the extent the Company generates net taxable income during the year. The Company does not believe that it takes any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5.	Note Receivable

                    On June 10, 2010, the Company entered into an agreement with an unrelated company under which it agreed to provide up to $900,000 of credit, subject to various conditions, to that company. The credit facility is secured by a first lien on substantially all of the borrower’s assets and borrower’s obligations under the financing agreement are guaranteed by the principles of the borrower. Interest on the facility is the prime rate plus 8%. All amounts outstanding under the facility are due and payable on October 11, 2010. In consideration for extending credit, we obtained a ten-year right of first refusal to purchase the assets of the borrower.

Note 6.	Stockholders’ Equity

                    Through June 30, 2010 the Company has purchased 154,300 shares of its common stock for approximately $475,000. On March 9, 2010 the Company declared a dividend of $0.01 per common share, payable on April 11, 2010 to shareholders of record as of April 1, 2010. Another $.01 dividend per common share was declared on May 11, 2010 payable July 12, 2010 to shareholders of record as of July 1, 2010. During the period, 1,000 shares of restricted common stock previously granted under the 1999 Plan were forfeited.

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

Overview

                    We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for banking and information technology professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through our wholly-owned subsidiary, Loscalzo Associates Ltd. (“Loscalzo”) and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.

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

                    Some of the most significant trends affecting our business are the following:

•

The increasing recognition by professionals and their employers of the importance of continuing professional education in order to maintain their licenses, remain current on new developments, develop and improve their skills and to generally remain competitive;

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

                    Over the last five years, our annual revenues have grown from $10.2 million to $19.3 million. This growth is due in large part to nine acquisitions that we have completed in this period. Our most recent acquisition was in July 2009, when we acquired EEI, which provides continuing professional education directed to corporate accountants, financial professionals and attorneys through live seminars. This particular line of business, i.e., live training seminars, is highly seasonal. EEI’s revenues are primarily earned in the second and fourth quarters of the year. Marketing and related costs associated with seminars produced by EEI are expensed in the quarter in which the seminars take place. However, other operating costs, such as payroll and selling, general and administrative costs are recorded as incurred.

                    While our subscription-based revenue has remained constant, we have experienced a decline in some of our custom design projects for clients in various industries. We have seen some consolidation in the pharmaceutical industry that has had an impact on our operating results as well as the current economic climate that has caused many clients to either postpone or cancel some projects. However, in other areas, such as legal training and engineering, we have seen a renewed interest in our product offerings.

                    We continue to focus on acquisitions that will allow us to increase the breadth and depth of our current product offerings. We believe acquisitions are the most effective means to access new markets and expand our product offerings. We prefer acquisitions that are accretive within the first year of ownership, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

                    Revenue from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenue from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects is generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenue after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

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

Results of Operations

                    Overall, year-to-date, net revenues from our core subscription products has remained stable while net revenues from custom work continues to reflect the effects of the economy. In addition, an industry-wide slow down in live-training attendance has adversely affected our live training business. To address these market conditions, we continue to cut expenses and staff when appropriate. More recently, we have started to see more “request for proposals,” leading us to be cautiously optimistic about the future of our business and operations.

                    Comparison of three months ended June 30, 2010 and 2009

                    We recorded a $308,000, or 6.5%, increase in net revenues and a $205,400, or 8.1%, increase in gross profit for the quarter ended June 30, 2010 compared to the comparable quarter in 2009. On the other hand, operating income and net income decreased, quarter-to-quarter, by $86,000 and $131,000, respectively. Operating results for the quarter ended June 30, 2010 were impacted by a decline in custom work from both our SmartPros Legal and Ethics, Ltd. (“SLE”) and Skye Multimedia Ltd. (“Skye”) subsidiaries, as well as a moderate decline in revenue from live training from Loscalzo. This decline was offset by net revenues from EEI. We believe this trend reflects the current economic climate. Also, certain custom projects that are currently under contract are completed over a period of time and the revenue is recognized as such. However, certain divisions, while affected by general economic conditions, have not experienced a noticeable decline in revenues.

                    Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue growth. However, many of our other products, including our Cognistar law library, our Financial Campus courses and our technology training products are also delivered online and also contribute to our revenue growth.

                    The following table compares our statement of operations data for the three-months ended June 30, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,

	2010		2009

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$5,039,496	100.0%	$4,731,684	100.0%	6.5%
Cost of revenues	2,284,066	45.3%	2,181,624	46.1%	4.7%

Gross profit	2,755,430	54.7%	2,550,060	53.9%	8.1%

Selling, general and administrative	2,340,460	46.4%	2,054,693	43.4%	13.9%
Depreciation and amortization	256,327	5.1%	250,608	5.3%	2.3%

Total operating expenses	2,596,787	51.5%	2,305,301	48.7%	12.6%

Operating income	158,643	3.1%	244,769	5.2%	(35.2%)
Other income, net	4,006	0.1%	9,068	0.2%	(55.8%)

Net income before income tax	162,649	3.2%	253,827	5.4%	(35.9%)
Provision for income tax	(76,500)	(1.5%)	(36,486)	(0.8%)	109.7%

Net income	$86,149	1.7%	$217,341	4.6%	(60.4%)

          Net revenues

                    The increase in net revenues reflected above was primarily due to: (i) a $728,000 increase in net revenues in the Accounting/Finance division; (ii) a $115,000 increase in net revenues in the Financial Services division; and (iii) a $35,000 increase in net revenues in SLE. These increases were offset by: (i) a $37,000 decrease in net revenues in the Engineering division; (ii) a $435,000 decrease in net revenues in Skye; (iii) a $31,000 decrease in net revenues from our SmartIt Information Technology division; and (iv) a $67,000 decrease in net revenues in our SmartPros Interactive division, which provides media production and consulting services. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

                    In the second quarter of 2010, net revenues from the Accounting/Finance division were $3.92 million, or 78% of net revenues, compared to $3.19 million, or 67% of net revenues, in the comparable 2009 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased slightly from $2.11 million in the 2009 period to $2.03 million in the corresponding 2010 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $27,000 from 2009 to 2010. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2010 period, net revenues from online sales of accounting products accounted for approximately $1.06 million, or 21% of net revenues, compared to $1.11 million, or 23% of net revenues, in the comparable 2009 period. Net revenues from our Loscalzo live training subsidiary decreased $93,000 in the 2010 period as compared to the 2009 period. This decrease is due to current economic conditions as various professional organizations that sponsor live training are experiencing lower enrollments. However, our EEI live training division generated $937,000 for revenue in the current period. As EEI was acquired in July 2009 there are no comparable results for the earlier period.

                    For the three months ended June 30, 2010, Skye generated net revenues of $191,000 compared to $626,000 in the second quarter of 2009. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

                    Our Financial Services Training division generated $548,000 of net revenues in the quarter ended June 30, 2010. For the quarter ended June 30, 2009, this division generated $433,000 of net revenues. This increase is due primarily from increased consulting work as well as a growth in the penetration of our market segments and the increased usage of our course libraries from existing customers. The increase in consulting work is again not indicative of any long-term trends.

                    Our SmartIt Information Technology division generated $30,000 of net revenues in the 2010 period, as compared to $61,000 in the first quarter of 2009, due to a decrease in consulting work.

                    For the quarter ended June 30, 2010, SLE had net revenues of $184,000 compared to net revenues of $149,000 for the comparable 2009 quarter. For the 2010 period, $100,000 of SLE’s net revenues was generated by the Ethics and Compliance division, and $84,000 was generated by the Cognistar Legal division, as compared to $56,000 and $93,000, respectively, in the 2009 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work.

Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

                    Our Engineering division generated $111,000 of net revenues in the second quarter of 2010 compared to $148,000 in the second quarter of 2009. The decrease is a result of timing differences in the placement of orders from customers. Sales of our engineering products are not subscription based.

                    Net revenues generated by the SmartPros Interactive division in the second quarter of 2010 were $61,000 of which $30,000 was attributable to video production and related services and $31,000 was attributable to consulting services. In comparison, this division recorded $128,000 of net revenue for the second quarter of 2009, $82,000 from video production and related services and $46,000 from consulting services. This decrease is indicative of the continual decline in the duplication business and fluctuations in revenues from consulting services.

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

                    Our gross profit margin increased for the three months ended June 30, 2010 to 55% compared to 54% for the three months ended June 30, 2009. This increase is attributable, in part, to a decrease in salaries and related costs and an increase in net revenues, particularly from EEI. As discussed earlier, most of EEI’s net revenues are generated from May through December but the cost associated with that revenue is incurred ratably over the course of the year. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology.

                    Cost of revenues increased by $102,000 in the current quarter from the comparable period last year primarily due to EEI. Since EEI was acquired in July 2009, we have no EEI expenses included in our operations for the 2009 period. For example, non-payroll and other costs related to both live training and other products increased $294,000, primarily due to EEI. This was offset, in part, by an overall decrease of $26,000 in payroll and related costs despite the fact that salaries and related costs attributable to EEI for the second quarter of 2010 were $58,000. In addition, royalty expense increased by $33,000 and outside labor and productions costs related to custom projects and live training decreased approximately $199,000.

                    We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $343,000 after capitalizing a portion of these costs. This decrease is directly related to the reduced revenue from Skye and a reduction in the use of outsourced vendors. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses increased $144,000. The increase is again primarily attributable to EEI. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards that replaced the FASB accounting pronouncements.

•	Royalties. Royalty expense increased in the three months ended June 30, 2010, compared to the corresponding 2009 period by $33,000. Royalty expense will vary from period to period based on sales and usage of our various products. In addition, we added one new partner in the second half of 2009 that has added to the increased expense. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. We estimate a substantial portion of our accounting royalties based on a number of factors as we only pay these royalties twice per year. In addition, we pay royalties to some of our partners and the information to calculate those royalties is not always readily available and requires estimates as well.

•

Salaries. Overall, payroll and related costs attributable to production personnel decreased by $26,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business offset by the addition of EEI. We have also replaced some payroll with outsourced technology services, where and when needed.

•

Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, travel, shipping, conference center costs and other. These costs were $475,000 for the second quarter of 2010 as compared to $181,000 for the second quarter of 2009. The increase of $294,000 is primarily related to EEI live training seminars.

          Selling, general and administrative expenses

                    Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the quarter ended June 30, 2010 increased $286,000, or 13.9%, compared to the quarter ended June 30, 2009. The increase in selling, general and administrative expenses is primarily attributable to payroll and related costs and marketing expenses for EEI.

                    Compensation expense in the 2010 period decreased by $5,000 as compared to the 2009 period. Full-time general and administrative employees at June 30, 2010 and 2009 were 57, including the 3 people who we acquired with EEI in July 2009. Although we reduced our overall headcount, the salary increases related to the EEI acquisition and the hiring of a senior executive at Loscalzo were offset by decreases in payroll in other areas. Compensation expense includes stock based compensation expense of $64,000 for the 2010 period and $75,000 for the 2009 period.

                    Our other selling, general and administrative costs, exclusive of compensation costs, increased $291,000. Of this increase approximately $215,000 was directly related to EEI selling and marketing expenses. Other costs include customer service, insurance, office expenses, professional fees, non-income based taxes and other expenses. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and recent acquisitions.

          Depreciation and amortization

                    Depreciation and amortization expenses increased by $6,000 in the second quarter of 2010 compared to the second quarter of 2009 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

          Operating income

                    For the three months ended June 30, 2010, the operating income was $159,000 compared to operating income of $245,000 in the corresponding 2009 period.

          Other income, net

                    Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the second quarter of 2010 we had other income of $4,000 compared to other income of $9,000 in the second quarter of 2009, mostly as a result of substantially lower interest on our cash balances invested in money market funds, offset by a loss from the iReflect joint venture. The loss from our iReflect joint venture for the quarter ended June 30, 2010 was $1,138. In June 2010 we funded a $900,000 loan to an unaffiliated company (see note 5 to our financial statements included in this report) at eight percent over the prime rate.

          Income tax (provision)

                    We account for deferred tax assets available principally from our fixed and tangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. As of December 31, 2009, we had recognized approximately $1,250,000 in such assets, net of an allowance of $690,000. We recorded a current income tax provision of $77,000 for the second quarter of 2010 from the utilization of the year to date net loss offset by the current quarter’s income. We anticipate that this benefit will be absorbed over the balance of the current year as we generate net income. For the second quarter of 2009, we incurred an income tax expense of $36,000.

          Net income

                    For the three months ended June 30, 2010, we recorded a net income of $86,000, or $0.2 per share, basic and diluted, compared to a net income of $217,000 or $0.4 per share, basic and diluted, for the three months ended June 30, 2009.

                    Comparison of six-months ended June 30, 2010 and 2009

                    Comparing the six months ended June 30, 2010 to the six months ended June 30, 2009, we experienced a $430,000, or 4.7%, decrease in net revenues, a $492,000, or 10.0%, reduction in gross profit, a $920,600 reduction in operating income and a $664,000 reduction in net income. Our operating results for the six-months ended June 30, 2010 were adversely impacted by the decrease in revenues from Skye, SLE and SmartPros Interactive, all of which is primarily derived from custom work. We believe this trend reflects the current economic climate. Also, the timing of certain custom projects that are currently under contract is completed over a period of time and the revenue is recognized as such. However, certain divisions, while affected by general economic conditions, have not experienced a noticeable decline in revenues.

                    Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue. However, many of our other products, including our Cognistar law library, our Financial Campus banking courses and our technology training products are also delivered online and also contribute to our revenue.

                    The following table compares our statement of operations data for the six-months ended June 30, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended June 30,

	2010		2009

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$8,654,992	100.0%	$9,085,287	100.0%	(4.7%)
Cost of revenues	4,244,175	49.0%	4,182,384	46.0%	1.5%

Gross profit	4,410,817	51.0%	4,902,903	54.0%	(10.0%)

Selling, general and administrative	4,548,444	52.6%	4,132,913	45.5%	10.1%
Depreciation and amortization	510,564	5.9%	497,551	5.5%	2.6%

Total operating expenses	5,059,008	58.5%	4,630,464	51.0%	9.3%

Operating (loss) income	(648,191)	(7.5%)	272,439	(1.0%)	(337.9%)
Other income, net	7,790	0.1%	24,903	0.3%	(68.7%)

Net (loss) income before income tax	(640,401)	(7.4%)	297,342	3.3%	(315.4%)
Benefit (provision) for income tax	223,500	2.6%	(50,486)	(1.2%)	(542.7%)

Net (loss) income	$(416,901)	(4.8%)	$246,856	2.7%	(268.9%)

          Net revenues

                    The decrease in net revenues reflected above was primarily due to: (i) a $113,000 decrease in net revenues in SLE; (ii) a $967,000 decrease in net revenues in Skye; (iii) a $146,000 decrease in net revenues in the SmartPros Interactive division; and (iv) a $30,000 decrease in net revenues in our SmartIt Information Technology division. These decreases were offset by: (i) a $720,000 increase in our Accounting/Finance division; (ii) a $106,000 increase in net revenues from our Financial Services division. Net revenues in the Engineering division was unchanged between the two relevant periods.

                    In the first six-months of 2010, net revenues from the Accounting/Finance division were $6.09 million, or 70% of net revenues, compared to $5.37 million, or 59% of net revenues, in the comparable 2009 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased slightly from $4.03 million in the 2009 period to $3.99 million in the corresponding 2010 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $87,000 from 2009 to 2010. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2010 period, net revenues from online sales of accounting products accounted for approximately $2.03 million, or 23% of net revenues, compared to $2.02 million, or 22% of net revenues, in the comparable 2009 period. Net revenues from live training programs increased by $847,000 in the 2010 period as result of the acquisition of EEI.

                    For the six-months ended June 30, 2010, Skye generated net revenues of $702,000 compared to $1.67 million in the first half of 2009. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

                    Our Financial Services Training division generated $1.06 million of net revenues in the six-month period ended June 30, 2010 compared to $956,000 for the six-months ended June 30, 2009. The increase is primarily from increased consulting work and greater utilization of our course libraries.

                    Our SmartIt Information Technology division generated $60,000 of net revenues in the 2010 period, compared to $90,000 in the first six-months of 2009.

                    For the six-months ended June 30, 2010, SLE had net revenues of $308,000 compared to net revenues of $421,000 for the six-months ended June 30, 2009. For the 2010 period, $108,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division and $200,000 was generated by the Cognistar Legal division, compared to $217,000 and $204,000 respectively for the comparable 2009 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

                    Our Engineering division generated $349,000 of net revenues in both the 2010 and 2009 periods. The revenues in this division fluctuate as a result of timing differences in the placement of orders from customers and the dates of the licensing exams. Sales of our engineering products are not subscription based.

                    Net revenues generated by the SmartPros Interactive division in the first half of 2010 were $82,000 of which $48,000 was attributable to video production and related services and $34,000 was attributable to consulting services. In comparison, this division recorded $228,000 of net revenue for the first half of 2009, $107,000 from video production and related services and $121,000 from consulting services. This decrease is indicative of the continual decline in the duplication business and fluctuations in revenues from consulting services.

          Cost of revenues

                    Our gross profit margin for the six-months ended June 30, 2010 was 51% compared to 54% for the six-months ended June 30, 2009. This decrease is attributable, in part, to the fact that a greater portion of net revenues in the 2010 period was attributable to live training programs, as opposed to online training programs, which have lower gross margins. In addition, there were decreased revenues from certain divisions without any significant decreases in payroll. We also devoted a significant amount of internal and external resources to develop new products and to re-tool existing products and technology.

                    Cost of revenues increased by only $62,000 in the first half of 2010 compared to the first half of 2009 primarily due to EEI. Since EEI was acquired in July 2009, we have no EEI expenses included in our operations for the 2009 period. Salaries and related costs attributable to EEI were approximately $116,000 although non-EEI payroll and related costs decreased by $74,000. In addition, other costs, primarily related to live training increased by $326,000. Although, royalty expense increased by $91,000, outside labor and productions costs related to custom projects decreased approximately $397,000. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $521,000 after capitalizing a portion of these costs. This decrease is directly related to the completion of a number of custom projects and internal work and a reduction in the use of outsourced vendors. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses increased $166,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. In addition, our course libraries are constantly requiring updates as there are always changes.

•

Royalties. Royalty expense increased in the six-month period ended June 30, 2010, compared to the corresponding 2009 period by $91,000. Royalty expense will vary from period to period based on sales and usage of our various products and the addition of any partners. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. We estimate a substantial portion of our accounting royalties based on a number of factors as we only pay these royalties twice per year. In addition, we pay royalties to some of our partners and the information to calculate those royalties is not always readily available and requires estimates as well.

•

Salaries. Overall, payroll and related costs attributable to production personnel increased by $43,000 after capitalizing a portion of these costs during the current quarter. All of the increase is attributable to EEI, as we have reduced other payroll costs by approximately $160,000. We have also reduced the capitalization of internal payroll as we have completed some of the projects that began in prior years. We have also reduced some personnel costs as a result of decreased business and replaced it with outsourced technology services, where and when needed.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping, cost of hosting live conferences and other. These costs increased by $283,000 from 2009 to 2010. This is primarily a direct result of cost related to EEI’s live conferences that include site costs, instructors’ expenses and other related costs.

          Selling, general and administrative expenses

                    Selling, general and administrative expenses for the six months ended June 30, 2010 increased $416,000, or 10.1%, compared to the six-months ended June 30, 2009. The increase in selling, general and administrative expenses is primarily attributable to EEI and Loscalzo payrolls as well as marketing and promotional expenses for EEI.

                    Compensation expense in the 2010 period increased $75,000 over compensation expense for the corresponding 2009 period. Although we reduced our overall headcount, the salary increases were due to additional payroll primarily from EEI and Loscalzo, where we added two senior level executives. Compensation expense includes stock based compensation expense of $127,000 for the 2010 period and $107,000 for the 2009 period.

                    Our other selling, general and administrative costs, exclusive of compensation costs, increased $340,000. These costs include marketing and advertising expenses related to EEI, customer service, insurance, office expenses, professional fees, non-income based taxes and other expenses. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and from costs related to recent acquisitions.

          Depreciation and amortization

                    Depreciation and amortization expenses increased by $13,000 in the first six-months of 2010 compared to the first six-months of 2009 primarily from the amortization of acquired intangible assets and from capitalized costs relating to internally developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

          Operating (loss) income

                    For the six-months ended June 30, 2010, the operating loss was $648,000 compared to operating income of $272,000 in the corresponding 2009 period.

          Other income, net

                    Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first six-months of 2010 we had other income of $7,800 compared to other income of $25,000 in the first six-months of 2009, mostly as a result of substantially lower interest on our cash balances invested in money market funds, offset by a loss from the iReflect joint venture. The loss from our iReflect joint venture for the six-months ended June 30, 2010 was $1,688. We anticipate comparable interest income rates in future periods.

          Income tax benefit (provision)

                    We account for deferred tax assets available principally from our fixed and intangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. As of December 31, 2009 we had recognized approximately $1,250,000 in such assets net of an allowance of $690,000. We recorded a tax benefit of $223,500 for the first six-months of 2010 from the utilization of the current period net loss. We anticipate that this benefit will be absorbed over the balance of the current year as we generate net income. For the first six-months of 2009, we incurred an income tax expense of $50,000.

          Net (loss) income

                    For the six-months ended June 30, 2010, we recorded a net loss of $417,000, or $0.08 per share, basic and diluted, compared to a net income of $247,000 or $0.5 per share, basic and diluted, for the six-months ended June 30, 2009.

Liquidity and Capital Resources

                    At June 30, 2010, we had no indebtedness for borrowed money.

                    Our working capital as of June 30, 2010 was approximately $2.7 million compared to $3.2 million at December 31, 2009. Our current ratio at June 30, 2010 was 1.40 to 1 compared to 1.48 to 1 at December 31, 2009. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.4 million at June 30, 2010 and $5.3 million at December 31, 2009.

                    At June 30, 2010, we had cash and cash equivalents of $4.9 million. For the six months ended June 30, 2010, we reported a net decrease in cash of $1.85 million that includes $254,000 of cash used in operating activities, $1.07 million of cash used in investing activities and $525,000 used in financing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

                    For the 2010 period, net cash used in investing activities was $1.07 million, which included capital expenditures of $83,000, consisting primarily of computer equipment and software purchases, $70,000 for software development costs relating to new products and $21,000 for course development. In addition, we funded a $900,000 secured loan to a non-affiliated company at an interest rate of prime plus eight per cent. (See note 5 to our financial statements included in this report.) We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.

                    Cash used in financing activities reflects the purchase of our shares in open market transaction pursuant to our stock buy-back program. In the six-month period we purchased 154,300 shares of our common stock for approximately $475,000. In addition, in May 2011 we paid a dividend of approximately $49,000.

                    On May 11, 2010, we declared a dividend of $.01 per common share payable on July 11, 2010 to shareholders of record as of July 1, 2010.

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

                    Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

                    None

Company Purchases of its Equity Securities

                    On November 11, 2009, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three month period ended June 30, 2010, an aggregate of 5,300 shares were repurchased at a cost of approximately $13,375, and as of such date approximately $264,000 was available under this program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1-30, 2010)	—	—	—	—

Month #2 (May 1-31, 2010)	5,300	$2.52	5,300	$264,000

Month #3 (June 1-30, 2010)	—	—	—	—

Total	5,300	$2.52	5,300	$264,000

Item 3.	Defaults Upon Senior Securities

                    None.

Item 4.	[REMOVED AND RESERVED.]

Item 5.	Other Information

                    None.

Item 6.	Exhibits

          Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date: August 10, 2010	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2010	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)