Form 10-Q
period 2010-09-30
SmartPros Ltd.
filed 2010-11-09
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Yes ☐     No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2010, there were 4,921,005 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT

September 30, 2010

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,942,238	$6,720,649
Accounts receivable, net of allowance for doubtful accounts of $39,051 and $39,627 at September 30, 2010 and December 31, 2009, respectively	1,568,953	2,700,111
Prepaid expenses and other current assets	348,807	260,357
Note receivable	774,675	—
Current tax benefit	160,000	—

Total Current Assets	8,794,673	9,681,117

Property and equipment, net	667,229	608,850
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,996,060	4,421,749
Other assets, including restricted cash of $75,000 and $150,000, at September 30, 2010 and December 31, 2009, respectively	85,626	160,626
Deferred tax asset	1,320,924	1,250,924
Investment in joint venture, at cost	—	14,755

	9,445,096	9,832,161

Total Assets	$18,239,769	$19,513,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$384,363	$776,059
Accrued expenses	410,185	446,929
Dividends payable	49,210	—
Deferred revenue	5,386,575	5,299,450

Total Current Liabilities	6,230,333	6,522,438

Other liabilities	45,273	23,187

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,561,100 issued as of September 30, 2010 and December 31, 2009: 4,921,005 and 5,075,305 outstanding as of September 30, 2010 and December 31, 2009, respectively	556	556
Additional paid-in capital	17,607,995	17,610,392
Accumulated (deficit)	(3,632,316)	(3,106,513)
Common stock in treasury, at cost – 640,095 and 485,795 shares at September 30, 2010 and December 31, 2009, respectively	(2,012,072)	(1,536,782)

Total Stockholders’ Equity	11,964,163	12,967,653

Total Liabilities and Stockholders’ Equity	$18,239,769	$19,513,278

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2010	2009	2010	2009

Net revenues	$12,543,209	$13,439,072	$3,888,217	$4,353,785
Cost of revenues	5,916,283	6,314,008	1,672,108	2,131,624

Gross profit	6,626,926	7,125,064	2,216,109	2,222,161

Operating Expenses:
Selling, general and administrative	6,597,808	6,336,450	2,049,364	2,203,537
Depreciation and amortization	793,917	776,693	283,353	279,142

	7,391,725	7,113,143	2,332,717	2,482,679

Operating (loss) income	(764,799)	11,921	(116,608)	(260,518)

Other Income (Expense):
Interest income (net)	49,244	31,695	39,766	4,468
Equity loss from joint venture	(18,163)	(8,559)	(16,475)	(6,235)

	31,081	23,136	23,291	(1,767)

(Loss) income before income tax	(733,718)	35,057	(93,317)	(262,285)

Benefit (provision) for income tax	207,915	30,667	(15,585)	81,153

Net (loss) income	$(525,803)	$65,724	$(108,902)	$(181,132)

Net (loss) income per common share:
Basic net (loss) income per common share	$(.11)	$.01	$(.02)	$(.04)

Diluted net (loss) income per common share	$(.11)	$.01	$(.02)	$(.04)

Weighted Average Number of Shares Outstanding:
Basic	4,963,127	5,031,484	4,921,005	5,079,351

Diluted	4,963,127	5,054,075	4,921,005	5,079,351

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(525,803)	$65,724

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	793,917	776,693
Stock compensation expense	145,286	176,512
Deferred income taxes	(70,000)	(147,001)
Current income tax benefit	(160,000)	—
Equity loss from joint venture	18,163	8,559
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	1,131,158	632,421
Prepaid expenses and other current assets	(91,858)	(161,661)
Other assets	75,000	(5,013)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(428,440)	(46,478)
Deferred revenue	87,125	(6,095)
Other liabilities	22,086	22,139

Total adjustments	1,522,437	1,250,076

Net Cash Provided by Operating Activities	996,634	1,315,800

Cash Flows from Investing Activities:
Acquisition of property and equipment	(214,503)	(126,831)
Capitalized software development costs	(182,083)	(251,330)
Capitalized course costs	(30,021)	(53,640)
Note receivable	(900,000)	—
Repayment of note receivable	125,325	—
Cash paid for business acquisitions	—	(348,715)
Adjustment to cash paid for goodwill	—	19,072
Additional purchase consideration for acquisition of Skye Multimedia, Ltd.	—	(700,000)

Net Cash (Used in) Investing Activities	(1,201,282)	(1,461,444)

Cash Flows from Financing Activities:
Purchase of treasury stock	(475,290)	—
Dividends paid	(98,473)	—

Net Cash (Used in) Financing Activities	(573,763)	—

Net (decrease) in cash and cash equivalents	(778,411)	(145,644)
Cash and cash equivalents, beginning of period	6,720,649	6,626,181

Cash and cash equivalents, end of period	$5,942,238	$6,480,537

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,008	—

Cash paid for income taxes	$80,000	$89,000

Stock issued for additional purchase consideration for acquisition of Skye Multimedia Ltd.	—	$218,783

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

Note 2. Description of Business and Summary of Significant Accounting Policies

          Nature of Operations

          The Company, a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products today include the following:

•

The Accounting division produces video and Internet-based subscription programs, live training seminars and other continuing professional education programs and services for the accounting profession and finance professionals. The Company is a leading provider of live training to certified public accountants, accountants in industry and financial professionals.

•	The Engineering division produces a series of continuing education courses for engineers, as well as courses designed for candidates of the various professional engineering exams;

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at September 30, 2010, are capitalized course costs of $274,000, net of accumulated amortization of $121,000.

          Deferred Revenue

          Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenues from seminars represent paid registrations for future programs. Deferred revenue related to website design, video production or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy. The Cognistar Legal division, the Financial Services division and the SmartIT Information Technology division recognize revenue either immediately from the direct sale of courses on a prepaid basis or on a deferred basis as earned, from the sale of subscriptions to their various products or from custom projects.

          Earnings (Loss) Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock

Notes to Condensed Consolidated Financial Statements (Unaudited)

equivalent shares outstanding during the period. For the nine-month period ended September 30, 2010 and the three-month periods ended September 30, 2010 and 2009 the inclusion of Common Stock equivalents would be anti-dilutive. For the nine-month period ended September 30, 2009 Common Stock equivalent shares were 22,591.

Note 3. Stock-Based Compensation

          The Company’s 2009 Stock Option Plan (the “2009 Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Plan is 800,000, provided that restricted stock grants under the Plan may not exceed 200,000 shares in the aggregate. However, the number of shares available for issuance under the 2009 Plan is reduced by the sum of the number of shares (a) issued upon exercise of options granted pursuant to the Company’s 1999 Stock Option Plan (the “1999 Plan”) and (b) issuable upon exercise of outstanding options granted under the 1999 Plan. As options granted under the 1999 Plan are forfeited or terminated, the number of options available for grant under the 2009 Plan increase. Restricted stock grants under the 1999 Plan have no impact on the availability of restricted stock grants under the 2009 Plan.

          As of September 30, 2010, 405,648 options were outstanding, all of which had been granted under our 1999 Stock Option Plan and of which 319,239 are currently exercisable. In addition, restricted stock grants as of September 30, 2010 totaled 111,038, none of which had vested. None of the outstanding restricted stock grants were made under the 2009 Plan. As of September 30, 2010, 258,198 shares are available under the 2009 Plan. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Company’s Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of $145,000 and $177,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

          The Company has not granted any options in 2010. During the nine month period ended September 30, 2009, it granted 55,750 options under the Plan, which are exercisable at a price of $2.54 per share.

          The assumptions used for the nine-month period ended September 30, 2009, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	4.5
Risk-free interest rate	2.0% - 2.1%
Volatility	40.0% - 45.0%
Dividend yields	—
Weighted-average fair value of options during the period	$ 1.08

          The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2010:

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2010	410,121	$4.40	5.92
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	(4,473)	$5.13	—

Outstanding at September 30, 2010	405,648	$4.40	3.76

Exercisable at September 30, 2010	319,239	$4.48	2.68

Note 4. Income Tax Benefit

          The Company recognizes a deferred tax asset available from its temporary difference between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. For the nine months ended September 30, 2010, the Company recorded an income tax benefit of approximately $208,000 principally attributable to its net loss for the period. The Company anticipates that it is more likely than not that $160,000 of this benefit will be recognized over the balance of 2010. The Company does not believe that it takes any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Note Receivable

          On June 10, 2010, the Company entered into an agreement with an unrelated company under which it agreed to provide up to $900,000 of credit, subject to various conditions, to that company. The credit facility is secured by a first lien on substantially all of the borrower’s assets and borrower’s obligations under the financing agreement are guaranteed by the principles of the borrower. Interest on the facility was the prime rate plus 8%. In August 2010, the loan went into default and the interest rate on the loan was increased to 2% per month pursuant to the loan agreement. In September 2010, the borrower repaid approximately $125,000 of the principal and the balance was repaid in October 2010, together with all accrued interest and other expenses. In consideration for extending credit, the Company obtained a ten-year right of first refusal to purchase the assets of the borrower, commencing October 13, 2010.

Note 6. Stockholders’ Equity

          During the nine month period ended September 30, 2010, (i) the Company purchased 154,300 shares of its common stock for approximately $475,000, (ii) the Company declared three quarterly dividends of $.01 per share, the latest one was declared on August 9, 2010 which was paid on October 11, 2010 to shareholders of record on October 1, 2010 and (iii) 1,000 shares of restricted common stock previously granted under the 1999 Plan were forfeited.

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

          While our subscription-based revenue has remained constant, we have experienced a decline in some of our custom design projects for clients in various industries, which has adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions, which has caused many of our clients to either postpone or cancel some projects, as well as consolidation in the pharmaceutical industry. On the other hand, in other areas, such as legal training, financial services and engineering, we have seen a renewed interest in our product offerings.

          We continue to believe that acquisitions are still the best strategy for us to increase the breadth and depth of our current product offerings. Unless there are other compelling reasons, we will only consider acquisitions that we believe will be accretive within the first year of ownership. Ultimately, however, our goal is to maximize shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by the amount of capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions.

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

          Income taxes

          We account for deferred tax assets available principally from our fixed and intangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. We make significant estimates and assumptions in calculating our current period income tax liability and deferred tax assets. The most significant of these are estimates regarding future period earnings. Our net deferred tax asset is estimated by management using a five-year taxable income projection.

Results of Operations

          Overall, year-to-date, net revenues from our core subscription products has remained stable while net revenues from custom work continues to reflect the general economic conditions. In addition, an industry-wide slow down in live-training attendance has adversely affected our live training business. To address these market conditions, we continue to cut expenses and staff when appropriate. More recently, we have started to see more “request for proposals,” leading us to be cautiously optimistic about the future of our business and operations.

          Comparison of three months ended September 30, 2010 and 2009

          We recorded a $466,000, or 10.7%, decrease in net revenues in the 2010 period compared to the 2009 period. This resulted in only a $6,000, or 0.3%, decrease in gross profit for the 2010 period compared to the 2009 period. In addition, our operating loss for the 2010 period was $144,000 lower than it was for the 2009 period, reflecting our success in reducing selling, general and administrative costs. Our net loss also decreased from $181,000 in the 2009 period to $109,000 in 2010 period. Operating results for the 2010 period were impacted by a decline in custom work from both our SmartPros Legal and Ethics, Ltd. (“SLE”) and Skye Multimedia Ltd. (“Skye”) subsidiaries, as well as a moderate decline in net revenues from our live training product offerings, primarily as a result of lower attendance at seminars. We believe these trends reflect the current economic climate. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

          Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue. However, many of our other products, including our Cognistar law library, our Financial Campus courses and our technology training products are also delivered online and also contribute to our revenue.

          The following table compares our statement of operations data for the three-months ended September 30, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,

	2010		2009

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$3,888,217	100.0%	$4,353,785	100.0%	(10.7%)
Cost of revenues	1,672,108	43.0%	2,131,624	49.0%	(21.6%)

Gross profit	2,216,109	57.0%	2,222,161	51.0%	(0.3%)

Selling, general and administrative	2,049,364	52.7%	2,203,537	50.6%	(7.0%)
Depreciation and amortization	283,353	7.3%	279,142	6.4%	1.5%

Total operating expenses	2,332,717	60.0%	2,482,679	57.0%	(6.0%)

Operating (loss)	(116,608)	(3.0%)	(260,518)	(6.0%)	(55.2%)
Other income, net	23,291	0.6%	(1,767)	—	(1418.1%)

Net (loss) before income tax	(93,317)	(2.4%)	(262,285)	(6.0%)	(64.4%)
(Provision) benefit for income tax	(15,585)	(0.4%)	81,153	1.8%	(119.2%)

Net (loss)	$(108,902)	(2.8%)	$(181,132)	(4.2%)	(39.9%)

     Net revenues

          The decrease in net revenues reflected above was primarily due to: (i) a $55,000 decrease in net revenues in the Accounting/Finance division; (ii) a $74,000 decrease in net revenues in the Financial Services division; (iii) a $54,000 decrease in net revenues in SLE; (iv) a $237,000 decrease in net revenues from Skye; and (iv) a $53,000 decrease in revenues from our Watch IT products and other products decreased by $7,000. These decreases were offset, by a $15,000 increase in net revenues in the Engineering division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the third quarter of 2010, net revenues from the Accounting/Finance division were $2.93 million, or 75% of net revenues, compared to $2.99 million, or 69% of net revenues, in the comparable 2009 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, increased slightly from $2.03 million in the 2009 period to $2.05 million in the corresponding 2010 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $37,000 from 2009 to 2010. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2010 period, net revenues from online sales of accounting products accounted for approximately $1.08 million, or 28% of net revenues, compared to $1.03 million, or 24% of net revenues, in the comparable 2009 period. Net revenues from our Loscalzo live training subsidiary decreased $143,000 in the 2010 period compared to the 2009 period due to current economic conditions as various professional organizations that sponsor live training are experiencing lower enrollments. However, our EEI live training division generated $112,000 in revenue in the current period as compared to $11,000 in 2009 period.

          For the three months ended September 30, 2010, Skye generated net revenues of $205,000 compared to $442,000 in the third quarter of 2009. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the decrease in Skye’s net revenue reflects general economic conditions as business organizations are deferring these types of products in order to cut costs.

          Our Financial Services Training division generated $422,000 of net revenues in the quarter ended September 30, 2010. For the quarter ended September 30, 2009, this division generated $496,000 of net revenues. This decrease is due primarily from a reduction in custom work.

          Our SmartIt Information Technology division generated $26,000 of net revenues in the 2010 period, as compared to $79,000 in the third quarter of 2009, due to a decrease in consulting work.

          For the quarter ended September 30, 2010, SLE had net revenues of $101,000 compared to net revenues of $155,000 for the comparable 2009 quarter. For the 2010 period, $17,000 of SLE’s net revenues was generated by the Working Values ethics and compliance division, and $84,000 was generated by the Cognistar legal division, as compared to $55,000 and $100,000, respectively, in the 2009 period. Net revenues generated by the Working Values ethics and compliance division are derived primarily from custom consulting work. The Cognistar legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $163,000 of net revenues in the third quarter of 2010 compared to $148,000 in the third quarter of 2009. The increase is primarily a result of timing differences in the placement of orders from customers. Sales of our engineering products are not subscription based.

          Net revenues generated by the SmartPros Interactive division in the third quarter of 2010 were $39,000 of which $29,000 was attributable to video production and related services and $10,000 was attributable to consulting services. In comparison, this division recorded $46,000 of net revenue for the third quarter of 2009, $28,000 from video production and related services and $1,000 from consulting services. This decrease is indicative of the continual decline in the duplication business and fluctuations in revenues from consulting services.

     Cost of revenues

          Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; (iv) costs related to live training; and (v) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physically delivery of DVD’s and written materials.

          Our gross profit margin increased for the three months ended September 30, 2010 to 57% compared to 51% for the three months ended September 30, 2009, even with a decline in sales revenues. This increase is attributable, in part, to cost reductions made during the year, primarily in staffing and outsourcing and the capitalization of certain costs related to new technology. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology.

          Cost of revenues decreased by $460,000 in the 2010 period compared to the 2009 period. Outsourced labor related to both live training and other products decreased $217,000. Payroll and related costs decreased $136,000 in the 2010 period as compared to the 2009 period. In addition, royalty expense decreased by $19,000.

          We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $199,000 after capitalizing a portion of these costs. This decrease is directly related to the reduced revenue from custom projects and the completion of some technology upgrades. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses decreased $24,000. The decrease is again primarily attributable to the reduction in the custom projects. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards that replaced the FASB accounting pronouncements.

•

Royalties. Royalty expense decreased in the three months ended September 30, 2010, compared to the corresponding 2009 period by $19,000. Royalty expense will vary from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. We estimate a substantial portion of our accounting royalties based on a number of factors as we only pay these royalties twice per year. In addition, we pay royalties to some of our partners and the information to calculate those royalties is not always readily available and requires estimates as well.

•

Salaries. Overall, payroll and related costs attributable to production personnel decreased by $136,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services, where and when needed.

•

Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, travel, shipping, and other. These costs were $137,000 for the third quarter of 2010 as compared to $178,000 for the third quarter of 2009. The decrease of $41,000 is primarily related to reduced costs such as travel associated with custom projects.

     Selling, general and administrative expenses

          Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2010 period decreased $154,000, or 7.0%, compared to the 2009 period. This decrease is primarily attributable to reduced payroll and related costs.

          Compensation expense in the 2010 period decreased by $130,000 compared to the 2009 period. Full-time general and administrative employees at September 30, 2010 were 69 compared to 75 at September 30, 2009, which accounted for a significant portion of this decrease. Compensation expense includes stock based compensation expense of $49,000 for the 2010 period and $42,000 for the 2009 period.

          Our other selling, general and administrative costs, exclusive of compensation costs, decreased $24,000. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and recent acquisitions.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $4,000 in the third quarter of 2010 compared to the third quarter of 2009 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

     Operating loss

          For the three months ended September 30, 2010, the operating loss was $117,000 compared to an operating loss of $261,000 in the corresponding 2009 period.

     Other income/expense, net

          Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the third quarter of 2010 we had other income of $23,000 compared to other loss of $2,000 in the third quarter of 2009. Other income for the 2010 period included interest of 2% per month on the note receivable, offset by a $16,475 loss from the iReflect joint venture. The loss from our 50% interest in the iReflect joint venture was principally as a result of our share of expenses relating to the development of a new version of the software.

     Income taxes

          For the current period, we recorded an income tax expense of $86,000 partially offset by a deferred tax benefit of $70,000, resulting in a net income tax expense of $16,000 attributable primarily to state and local income taxes. For the third quarter of 2009, we recorded an income tax provision of $81,000.

     Net loss

          For the three months ended September 30, 2010, we recorded a net loss of $109,000, or $0.2 per share, basic and diluted, compared to a net loss of $181,000 or $0.04 per share, basic and diluted, for the three months ended September 30, 2009.

          Comparison of nine-months ended September 30, 2010 and 2009

          Comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009, we experienced a $896,000, or 6.7%, decrease in net revenues, a $498,000, or 7.0%, reduction in gross profit, a $777,000 reduction in operating income and a $591,000 reduction in net income. Our operating results for the nine-months ended September 30, 2010 were adversely impacted by the decrease in revenues from Skye, SLE and SmartPros Interactive, all of which is primarily derived from custom work.

          Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor contributing to our overall revenue. However, many of our other products, including our Cognistar law library, our Financial Campus banking courses and our technology training products are also delivered online and also contribute to our revenue.

          The following table compares our statement of operations data for the nine-months ended September 30, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,

	2010		2009

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$12,543,209	100.0%	$13,439,072	100.0%	(6.7%)
Cost of revenues	5,916,283	47.2%	6,314,008	47.0%	(6.3%)

Gross profit	6,626,926	52.8%	7,125,064	53.0%	(7.0%)

Selling, general and administrative	6,597,808	52.6%	6,336,450	47.1%	4.1%
Depreciation and amortization	793,917	6.3%	776,693	5.8%	2.2%

Total operating expenses	7,391,725	58.9%	7,113,143	52.9%	3.9%

Operating (loss) income	(764,799)	(6.1%)	11,921	0.1%	(6516.6%)
Other income, net	31,081	0.2%	23,136	0.2%	34.3%

Net (loss) income before income tax	(733,718)	(5.8%)	35,057	0.3%	(2192.9%)
Benefit (provision) for income tax	207,915	1.7%	30,667	0.2%	578.0%

Net (loss) income	$(525,803)	(4.2%)	$65,724	0.5%	(900.0%)

     Net revenues

          The decrease in net revenues reflected above was primarily due to: (i) a $167,000 decrease in net revenues in SLE; (ii) a $1,204,000 decrease in net revenues in Skye; (iii) a $153,000 decrease in net revenues in the SmartPros Interactive division; and (iv) a $83,000 decrease in net revenues in our SmartIt Information Technology division. These decreases were offset by: (i) a $664,000 increase in our Accounting/Finance division; (ii) a $32,000 increase in net revenues from our Financial Services division and (iii) a $15,000 increase in net revenues from our Engineering division.

          For the first nine-months of 2010, net revenues from the Accounting/Finance division were $9.02 million, or 72% of net revenues, compared to $8.36 million, or 62% of net revenues, in the comparable 2009 period. Net revenues from subscription-based products and direct sales of course material on a non-

subscription basis, were relatively constant over the two periods at $6 million. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $124,000 from 2009 to 2010. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2010 period, net revenues from online sales of accounting products accounted for approximately $3.11 million, or 25% of net revenues, compared to $3.05 million, or 23% of net revenues, in the comparable 2009 period. Net revenues from live training programs increased by $805,000 in the 2010 period compared to the 2009 period as result of the acquisition of EEI. EEI was acquired in July 2009.

          For the nine-months ended September 30, 2010, Skye generated net revenues of $907,000 compared to $2.11 million in the first nine months of 2009. Skye’s income is derived primarily from consulting projects that vary from quarter to quarter. Therefore, quarterly results will vary and revenues are not necessarily indicative of long-term trends.

          Our Financial Services Training division generated $1.48 million of net revenues in the nine-month period ended September 30, 2010 compared to $1.45 million for the nine-months ended September 30, 2009. The increase is primarily from increased utilization of our course libraries, offset by a decrease in custom projects.

          Our SmartIt Information Technology division generated $86,000 of net revenues in the 2010 period, compared to $139,000 in the first nine-months of 2009, due to a decrease in consulting work.

          For the nine-months ended September 30, 2010, SLE had net revenues of $409,000 compared to net revenues of $576,000 for the nine-months ended September 30, 2009. For the 2010 period, $125,000 of SLE’s net revenues was generated by the Working Values ethics and compliance division and $284,000 was generated by the Cognistar legal division, compared to $272,000 and $304,000 respectively for the comparable 2009 period. Net revenues generated by the Working Values ethics and compliance division are derived primarily from custom consulting work. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. The Cognistar legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $512,000 and $497,000 of net revenues respectively, in the 2010 and 2009 periods. The revenues in this division fluctuate as a result of timing differences in the placement of orders from customers and the dates of the licensing exams. Sales of our engineering products are not subscription based.

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

     Cost of revenues

          Our gross profit margin for the nine-months ended September 30, 2010 was 52.8% compared to 53% for the nine-months ended September 30, 2009. This slight decrease is primarily attributable to the decrease in revenues. As there were decreased revenues from certain divisions with some decreases in payroll and other costs, the gross profit will vary as resources are expended for internal purposes, such as product upgrades or technology development, for which we expect to derive future benefits. We are constantly updating our course libraries and technology that requires the use of both internal and outsourced labor.

          Our cost of revenues are comprised of a number of components, including salaries and related costs, the use of outside consultants, instructors, and the cost of associated with live training. Cost of revenues decreased by $398,000 in the first nine-months of 2010 compared to the first nine-months of 2009 primarily due to a reduction in the need to use outsourced labor, reflecting the decrease in consulting work in certain divisions. Since EEI was acquired in July 2009, we have no EEI expenses included in our operational results for the first six months of the 2009 period. Although, royalty expense increased by $73,000, outside labor and productions costs related to custom projects and internal use decreased approximately $711,000. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. Our outsourcing strategy has been driven, in part, by business generated from Skye and internal projects. We have determined that it is more efficient to outsource certain projects rather than hire additional personnel.

•

Outside labor and direct production costs. The cost of outside labor, which is primarily video production and technology personnel, decreased $760,000 after capitalizing a portion of these costs. This decrease is directly related to the completion of a number of custom projects and internal work and a reduction in the use of outsourced vendors. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses increased $446,000. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. In addition, our course libraries are constantly requiring updates, as there are always changes.

•

Royalties. Royalty expense increased in the nine-month period ended September 30, 2010, compared to the corresponding 2009 period by $73,000. Royalty expense will vary from period to period based on sales and usage of our various products and the addition of any partners. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. We estimate a substantial portion of our accounting royalties based on a number of factors as we only pay these royalties twice per year. In addition, we pay royalties to some of our partners and the information to calculate those royalties is not always readily available and requires estimates as well.

•

Salaries. Overall, payroll and related costs attributable to production personnel decreased by $93,000 after capitalizing a portion of these costs. Although we have reduced payroll costs in certain divisions, these savings are offset by the full nine months of payroll costs attributable to EEI. We have also reduced the capitalization of internal payroll as we have completed some of the projects that began in prior years. We have also reduced some personnel costs as a result of decreased business and replaced it with outsourced technology services, where and when needed.

•

Other production related costs. These are other costs directly related to the production of our products such as purchases of materials, travel, shipping, and other. These costs decreased by $63,000 from 2009 to 2010.

     Selling, general and administrative expenses

          Selling, general and administrative expenses for the nine-months ended September 30, 2010 increased $261,000, or 4.1%, compared to the nine-months ended September 30, 2009. The increase in selling, general and administrative expenses is primarily attributable to EEI and Loscalzo payrolls as well as marketing and promotional expenses for EEI.

          Compensation expense in the 2010 period decreased $64,000 compared to the 2009 period. While we have reduced our overall headcount, this decrease would have been greater had it not been offset by the additional salaries from EEI, which we acquired in July 2009, and from Loscalzo. Compensation expense for the 2010 period includes EEI for the entire nine months, while compensation expense for the 2009 period only includes EEI for three months. Similarly, in August 2009 we hired an additional executive for Loscalzo so the 2009 period only reflects two months of her salary while the 2010 period reflects nine months of her salary. This additional salary was offset in part by the retirement of Marge Loscalzo, the former president of Loscalzo, effective July 1, 2010. Compensation expense includes stock based compensation expense of $146,000 for the 2010 period and $177,000 for the 2009 period.

          Other selling, general and administrative costs, exclusive of compensation costs, increased $325,000. The increase is primarily attributable to marketing and selling expenses related to EEI. Certain other costs such as customer service, professional fees, non-income based taxes and other expenses also increased. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and from costs related to recent acquisitions.

     Depreciation and amortization

          Depreciation and amortization expense increased by $17,000 in the first nine-months of 2010 compared to the first nine-months of 2009 primarily from the amortization of acquired intangible assets and from capitalized costs relating to internally developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

     Operating loss/income

          For the nine-months ended September 30, 2010, the operating loss was $765,000 compared to operating income of $12,000 in the corresponding 2009 period.

     Other income, net

          Other income and expense items consist of interest earned on deposits, the interest earned on our note receivable and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first nine-months of 2010 we had other income of $31,000 compared to other income of $23,000 in the first nine-months of 2009, mostly as a result of substantially higher interest on our note receivable, offset by a loss from the iReflect joint venture. In August 2010 the note went into default and the interest rate was increased to 2% per month. In September 2010, the borrower repaid $125,000 of principal and the balance, together with all accrued interest and reimbursable expenses was repaid in October 2010. The loss from our 50% interest in the iReflect joint venture for the nine-months ended September 30, 2010 was $18,163 principally as a result of our share of expenses relating to the development of a new version of the software.

     Income taxes

          For the nine months ended September 30, 2010, we recorded a net tax benefit of $208,000. We believe that approximately $160,000 of this benefit will be absorbed in the fourth quarter of this year as we anticipate that we will substantially reduce our loss. For the first nine-months of 2009, we recorded an income tax benefit of $31,000. At September 30, 2010, we increased the deferred tax asset by $70,000 based on projected future utilization.

     Net loss/income

          For the nine-months ended September 30, 2010, we recorded a net loss of $526,000, or $0.11 per share, basic and diluted, compared to net income of $66,000 or $0.01 per share, basic and diluted, for the nine-months ended September 30, 2009.

Liquidity and Capital Resources

          At September 30, 2010, we had no long-term debt.

          Our working capital as of September 30, 2010 was approximately $2.6 million compared to $3.2 million at December 31, 2009. Our current ratio at September 30, 2010 was 1.41 to 1 compared to 1.48 to 1 at December 31, 2009. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.4 million at September 30, 2010 and $5.3 million at December 31, 2009.

          At September 30, 2010, we had cash and cash equivalents of $5.94 million. For the nine months ended September 30, 2010, we reported a net decrease in cash of $778,000 that includes $997,000 of cash used in operating activities, $1.2 million of cash used in investing activities and $574,000 used in financing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          For the 2010 period, net cash used in investing activities was $1.2 million, which included capital expenditures of $214,000, consisting primarily of computer equipment and software purchases, $182,000 for software development costs relating to new products and $30,000 for course development. In addition, we funded a $900,000 secured loan to a non-affiliated company of which $125,000 was repaid during the period and the balance, together with all accrued interest and reimbursable expenses was repaid in October 2010. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.

          Cash used in financing activities reflects the purchase of our shares in open market transaction pursuant to our stock buy-back program. During the nine-month period ended September 30, 2010, we purchased 154,300 shares of our common stock for approximately $475,000. In addition, in May and July 2010 we paid dividends of approximately $98,000.

          As of December 31, 2009, we had recognized approximately $1,251,000 of deferred tax assets, net of a valuation allowance of $690,000. In the third quarter of 2010, we increased this asset to $1,321,000 based on projected future utilization.

          On November 9, 2010, we declared a dividend of $.01 per common share payable on December 31, 2010 to shareholders of record as of December 15, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          None

Company Purchases of its Equity Securities

          On November 11, 2009, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three month period ended September 30, 2010, no shares were repurchased and as of such date approximately $264,000 was available under this program.

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

SmartPros Ltd.

(Registrant)

Date: November 9, 2010	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	/s/ Stanley P. Wirtheim

Chief Financial Officer (Principal Financial Officer)