Form 10-K
period 2010-12-31
SmartPros Ltd.
filed 2011-03-29
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-32300

SMARTPROS LTD.

(Name of Registrant in its Charter)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,975,390, based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 30, 2010, the last business day of the Company’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common equity, as of March 18, 2011: 4,919,659

DOCUMENTS INCORPORATED BY REFERENCE

The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2011, with respect to its 2011 Annual Meeting of Stockholders.

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

Overview

          We provide learning and training solutions for specific markets including: accounting/finance, legal, engineering, securities, and insurance — all of which have licensing and mandatory continuing education requirements — as well as banking and information technology professionals. We also provide training in corporate governance, ethics, financial and compliance for the general corporate market. We offer off-the-shelf courses, live training and produce custom-designed programs with delivery methods best suited to the specific needs of our clients. Our customers include professional firms and companies of all sizes that purchase our courses for use by their employees, and individuals who purchase our courses, programs or subscriptions on a retail basis. Our e-marketing and e-commerce business sells ads on our Website and develops customized newsletters and marketing programs for our clients.

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

•

In the engineering area, most of our courses have been approved for continuing professional development credit by one or more organizations including: the American Society of Civil Engineers (ASCE), the National Society of Professional Engineers (NSPE), the American Council of Engineering Companies (ACEC), and the American Society of Mechanical Engineers (ASME). In addition, we offer courses that help candidates prepare for licensing exams in various engineering disciplines.

•

Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial services professionals including insurance brokers, bankers and licensed security industry professionals.

•

Our entire continuing legal education library is approved in 13 states and the United Kingdom, and some of the continuing legal education courses are currently approved in an additional nine states. Unlike accounting and engineering professions where a national organization oversees the approval process for continuing education courses, in the legal profession each state’s bar, judiciary or other organization controls the approval process.

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

          Our products are available in multiple formats including print, CD-ROM, DVD and online. We continue to have our products available on the Internet as we believe that will be our fastest growing delivery channel. As a result of various acquisitions, we now offer live seminars directed to accountants, legal professionals, and financial services professionals delivered through a number of different channels including public seminars and customized in-house programs. Our video and online solutions are flexible, cost-efficient and easy to use. They represent cost-effective alternatives to the traditional classroom setting avoiding travel costs, scheduling difficulties and lost productivity. In addition, we offer clients a robust, comprehensive learning content management system known as the SmartPros Professional Education Center (PEC). The PEC provides clients and their employees a platform to take continuing education over the Internet and the ability to track their usage and performance. We intend to launch our newest version of the PEC, known as eCampus, in the spring of 2011.

Corporate History

          We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc., and in June 2001 we changed our name to SmartPros Ltd.

Industry Background

          The American Society for Training and Development, in its 2009 State of the Industry report, estimated that in 2009 U.S. organizations spent $130 billion on employee learning and development. The accounting and finance market includes: certified public accountants, certified management accountants, certified internal auditors and corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements.

Accounting and Finance

          According to the Bureau of Labor Statistics, in 2009 there were over 2.1 million accounting and finance professionals in the United States. The American Institute of Certified Public Accountants claims it has over 369,000 members representing approximately 60 percent of all the certified public accountants in the United States. Approximately 42 percent of the membership of the AICPA is serving in corporate positions, with the balance in professional services, education, government and other. Based on this, we estimate there are currently more than 500,000 CPAs and financial professionals that require continuing professional education (CPE) credit to maintain their license to provide professional services and hundreds of thousands of other financial management professionals that require CPE credit to keep their certifications up to date and in good standing.

          To maintain their licenses, accounting professionals must satisfy the CPE requirements mandated by the state boards of accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state (other than Wisconsin) and the District of Columbia and the U.S. Territories (other than the Virgin Islands) generally requires on average 40 hours of continuing professional education credit annually to maintain an accounting license. In 40 states, the District of Columbia and Puerto Rico courses offered by the National Registry of CPE Sponsors, a registry of sponsors approved by the National Association of State Boards of Accountancy (NASBA), automatically qualify for CPE credit. We are an approved NASBA sponsor.

          Through our subsidiary, Loscalzo Associates, Ltd. (Loscalzo), and our Executive Enterprise Institute (EEI) division, we offer live training to accountants and financial professionals in both the public accounting and corporate sectors.

Engineering

          According to the Bureau of Labor Statistics, in 2009 there were 1.5 million engineers in the United States and over 600,000 construction managers and engineers. In addition, there are over 475,000 engineering technicians who may need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering (FE Exam), is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2010 approximately 40,000 engineers sat for the exams and 70 percent passed the FE Exam and 62 percent passed the Professional Engineering Civil exam (PE Civil Exam). In addition, engineers who pass the FE Exam must then take a second exam to be licensed as a professional engineer in a specific area, such as civil engineering or mechanical engineering. For example, the PE Civil Exam is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. According to NCEES, in 2008, 60 percent of the total candidates taking the PE Civil Exam, which covers multiple disciplines, passed.

          Many states require licensed professional engineers to complete a minimum number of professional development hours to maintain their professional licenses. Unlike the accounting and finance market, where there is a reasonable amount of uniformity, in the engineering field each of the states requiring professional development hours sets its own standards. The number of hours required by the states varies from 16 per year to 30 every two years. In most instances, the states rely on various professional organizations to certify whether a particular course qualifies for professional development credit.

Legal

          Forty-five states require some form of continuing legal education with requirements ranging between 10 hours per year to 45 hours every two or three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult.

Financial Services

          In addition to these professions, employees of financial services firms, including banks, brokerage houses and insurance companies, have employees who hold various licenses granted by the federal and/or state governments or administrative agencies that require continuing education or need training to prepare for their various professional licensing examinations.

Ethics & Compliance

          Over the last 10 years, legislators, government and market regulators, the investment community and the general public have become more focused on issues involving corporate governance, ethics and compliance. Allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations and financial institutions has fueled this new consciousness. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response to some of these occurrences, the United States Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public.

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

          To address these needs, we have approximately 2,500 hours of programs currently available in one or more formats including print, videotape, CD-ROM, DVD or online, consisting of the following:

•	1,100 hours in accounting/finance,

•	600 hours in engineering,

•	600 hours in banking, securities and financial services,

•	100 hours in legal training, and

•	100 hours in information technology.

These figures do not take into account custom-designed courses or live training programs. Loscalzo and EEI provide live training programs for accounting and financial professionals and Selbst provides live training programs for financial services. We develop generic programs as well as customized courses based on specifications provided to us by our clients in both financial and non-financial industries. Most of our courses are designed to accommodate both group and self-study.

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

          Our engineering products include courses designed to help prepare engineers for the basic entry-level licensing exam and the engineering professional licensing exam. This includes the civil, mechanical, electrical, chemical and environmental specialties. Our courses are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available in print, CD-ROM, DVD and/or online. We also produce courses for project management, supply chain management and “green” engineering.

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

          Our Skye Multimedia, Ltd. (Skye) subsidiary custom designs training programs for a number of industries including pharmaceutical, financial services and others. Its newest product, iReflect (a joint venture of which we own 50 percent) provides a new solution for sales training and coaching.

          Our information technology training division course library, WatchIT, includes more than 100 courses providing relevant briefings to executives, technologists and consultants with relevant up-to-date information in the ever-changing technology landscape.

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

          Financial Executives International and Institute of Management Accountants. FEI and IMA both market SmartPros’ Financial Management Network (FMN). We are responsible for producing the product with FEI and IMA, assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SmartPros Advantage (SPA) line of products through FEI and IMA. EEI also offers live programs to FEI members.

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

          Develop new products. We continue to develop new products that utilize our existing content and we are always seeking avenues to develop new content as well. Examples of new product development and new product lines include iReflect, Hawthorne Center for Excellence, SmartPros eLP, CourseBuilder 2.0 and Green Engineering, all of which are discussed elsewhere in this Item 1. We intend to introduce our newest version of our Web-based learning management system in the spring of 2011. Known as eCampus, this new platform will enable us to promote and access all of our online content and training solutions through one seamless, user-friendly portal.

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

          Make strategic acquisitions. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve, and penetrate new markets is through strategic acquisitions as evidenced by the acquisitions we made in years 2006 through 2009. We continue to seek strategic acquisition opportunities.

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

Our Products and Services

          The following are our products and services:

     Accounting and Finance

     Our accounting and finance libraries, exclusive of Loscalzo and EEI (as described below), contain over 1,100 credit hours of content, of which 900 are generally available, and the balance is custom-designed for specific clients. Except for SmartPros Advantage (discussed below), which is only available online, our accounting and finance programs are available on DVD or online. In addition, we can also deliver instruction through live or recorded Webinars. Our monthly subscription-based products that are not delivered online exclusively are also available in DVD format. This format can be used for either group or self-study. The online format is for self-study only and is available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. Video and online self-study programs qualify for two hours of continuing professional education credits in most states, while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription (one, two or three years), the number of users and the number of libraries covered.

          Loscalzo. With the acquisition of Loscalzo, we now offer a series of live seminars to accountants on a variety of topics. These courses are offered through various state CPA societies, to accounting firms, association of accounting firms and corporations. We also conduct our own training seminars in two states and have the ability to deliver instruction through live Webinars or recorded Webcasts.

          Executive Enterprise Institute. EEI offers a series of live training seminars in both the corporate and public accountant marketplace. A few of the courses qualify for continuing legal education credit as well. These seminars are usually one to three day events held in various locations throughout the United States and include topics such as international taxation as well as accounting standard updates. EEI can also offer in-house training to meet its client’s specific needs through various mediums.

          SmartPros Advantage. SPA is a skills-based learning library containing approximately 300 courses that vary in length from one to eight credit hours. We produce these programs in our own production facility and pay the authors or content providers of these programs a royalty. This library is marketed primarily to corporate accounting and finance professionals and public accountants. The courses are offered either individually or on a subscription basis.

          Financial Management Network. FMN is a library of programs dealing with current, relevant topics. We create four new courses a month for a total of 48 new segments a year. This is equal to 48 group-study credit hours and 96 self-study credit hours each year. We also maintain an online archive containing the most recent 72 programs representing 144 credit hours for our subscribers. The segments are written and produced by our staff and generally involve an interview with an independent industry professional. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. FMN courses are offered either in video-based format or online.

          CPA Report. CPAR is a library of programs covering topics in public accounting and is distributed primarily to accountants in public practice. Each month (except March) we add four new courses from among the following topical areas: individual tax, business tax, estate and financial planning, specialized tax topics, auditing and accounting and financial reporting. We also offer an online archive containing the most recent 44 programs representing 88 credit hours. CPAR is offered either in a video-based format or online.

          CPA Report Government and Not-for-Profit. This product is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies or not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. We also publish an online archive containing 16 of the most recent programs representing 32 credit hours. The CPAR Government and Not-for-Profit programs are offered in either a video-based format or online.

          Hawthorne Center of Excellence. HCE is a series of courses designed to provide professionals with advanced knowledge of critical accounting, financial, business and other related topics by partnering with esteemed subject matter experts and academics. By successfully completing individual certificate courses, participants earn a distinguished designation in subject matter areas that enhance their professional knowledge and career track. Although we originally anticipated the first courses to be available in late 2010, due to the state of the economy we have temporarily postponed the launch of these products.

          Custom Products. In addition to the subscription-based libraries above, we also produce customized programs for our clients. In some cases, the client will author the content and retain us to videotape the program and convert it into a digital format that can be distributed via the Internet or internally through a corporate intranet. In other cases, we will write and produce the entire program for the client. We then deliver this custom content either through our proprietary learning content management system (LMS), the client’s own LMS, or through live training. These customized products can be designed to qualify for CPE credit.

Engineering

          Our engineering library includes the following:

          PE Civil Exam Review. Our interactive PE Civil Exam review course for civil engineers was developed jointly with the American Society of Civil Engineers (ASCE) and the Boston Society of Civil Engineers Section and is designed to prepare engineers for their professional licensing exam. The PE Civil Exam review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems comparable to the problems found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: geotechnical, structural, transportation, water resources, environmental, and construction. In addition, there are two bonus sections — economics and surveying review — to help prepare for the exam and a construction hard copy supplement is provided to comply with new NCEES exam requirements.

          We also offer a series of self-study PE Civil Exam preparation courses that cover the civil, mechanical, electrical and chemical disciplines. This coursework, which covers the same set of modules as our CD-ROM or online version, is a paper-based, self-study format that provides for instructor mentoring via e-mail, telephone or submission of mini-exams for grading. The environmental course work is available on CD-ROM.

          Online Professional Development Hours. We have a library, consisting of 250 hours, of engineering and management courses that qualify for professional development hours. For example, in the civil technical area we have over 50 hours of course material on various topics relating to technical practice. Over half of the content in this library was developed with the ASCE. Other courses in this library were developed with the ACEC.

          Project Management for Engineers. This course was developed by, and is designed specifically for, engineers. It was one of the first completely interactive online project management courses. The online format is enriched with audio and interactive graphics and allows the user to determine the pace of study. The program is divided into 11 critical sections with over 60 individual learning modules. It provides over 35 hours of continuing professional development credit.

          Fundamentals of Engineering Exam Review. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a Flash-based, interactive review course that is being marketed directly and through professional associations to engineers and to engineering firms for their internal skill-building and competency testing programs. It is available in CD-ROM and online. We also private label the course so our strategic partners can market it to their members. The self-study version of this course also provides for instructor mentoring.

          Supply Chain and CPIM Certification. We provide to members of American Production and Inventory Control Society (APICS) a series of five courses that can be taken as either stand-alone coursework or together to become certified in Production and Inventory Management (CPIM). The courses are designed to help the user develop knowledge and skills in the essential areas of materials management and integrated resource management. Each APICS self-study course requires approximately 25 to 30 hours to complete.

          Green Engineering. In 2009 we launched a Green Engineering Website (www.greenengineering.smartpros.com) to provide online courses to meet the green and sustainable engineering and clean power education needs in the engineering marketplace. The site includes a new series of exam preparation courses for the LEED GA (Leadership in Energy and Environmental Design Green Associate) certification in compliance with the U.S. Green Building Council (USGBC) requirements. We also offer power management courses for mission critical power and efficient sustainable energy education through a joint distribution arrangement with Power Management Concepts, a technology company. These courses are eligible for professional development credits.

Corporate Governance, Compliance and Ethics

          SLE develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. SLE currently offers the following products and services:

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

•

“Ethics training” is a curriculum of learning experiences designed to meet specific integrity risks. Training can be designed to meet the individual needs of various audiences, including senior leaders, managers or all employees.

•

Ready-to-deploy tools to help an organization customize its ethics program. These tools can be deployed as-is or customized to meet an organization’s needs. The Financial Integrity Suite of Products offers enterprise distribution and administration of education content and information.

          Compliance and Ethics Effectiveness Quotient (CEEQ) is a best practices and principles benchmark designed to help organizations build ethical and engaged cultures. It does this by providing a framework for evolution into an organization whose employees are highly aligned with the organization’s values, standards, vision and mission. It draws on industry best practices from various disciplines including compliance, ethics, legal, risk management, human resources and internal audit.

Legal

          SLE’s Cognistar division offers approximately 100 online courses in continuing legal education and business ethics. These courses are accredited for nearly 100 hours of CLE credit in approximately 22 states. Not every course is approved in each state. In addition, Cognistar develops customized courses for its clients on a consulting basis.

Financial Services

          Our Financial Services division includes our FinancialCampus (FC) libraries and Selbst. FC sells online training courses for the banking, insurance and securities industries. Selbst primarily provides live training to those industries.

          This division has over 300 courses totaling over 600 hours in the banking, securities and insurance areas. Course offerings include: banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, securities, ethics, anti-money laundering, financial planning and industry-related sales and service. Approximately 100 of these courses have been accredited by various state departments of insurance for continuing education credit. Many other courses have been approved by the American College for PACE credit and the Certified Financial Planners (CFP) Board of Standards for CFP credit. In addition, we have courses in our library to prepare various insurance and financial services employees in taking their licensing exams. These courses are offered in a number of different mediums including Web-based, video, multimedia and workshop format.

Information Technology

          Our SmartIT division includes more than 100 courses from our WatchIT catalog. These courses are designed to update and inform technology professionals about the latest initiatives in their field.

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

          Our technology department also develops new products that can be used both internally and are available for sale or license to our clients. Our SmartPros eLP is a database driven eLearning delivery application capable of delivering content to any Flash-enabled computer. This product provides greater functionality for the user and the client’s educational administrator. Our latest offering, eCampus, combines all SmartPros’ properties in a single Website and fosters better communication tools with enhanced cross-selling potential.

Other

          Most of our programs are produced in our in-house production facility where we have CD-ROM and DVD duplication equipment. In addition, the video production department generates its own revenue by leasing the facility to third parties and by producing third-party programs.

          Our technology department is principally a service department. Its primary function is to convert our courses to digital format for distribution on CD-ROM, DVD and the Internet. This department also maintains our various Websites, our learning content management system, the PEC, for subscribers to our accounting/finance and engineering products, and the Integrity Training Center for subscribers to our ethics and compliance training programs. The PEC is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using the PEC, our clients can review and assess usage of our programs by their employees and their employees’ performance and the effectiveness of these programs. The PEC is co-branded with the client’s logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own learning management system, we develop an interface that allows them to access our system through their technology. These systems are not generally marketed as stand-alone products. Rather, they are offered together with our library of content.

          The technology department also generates fees through Website development and hosting, and consulting arrangements. For example, companies that have internal education programs have engaged us to convert those programs from workbook, instructor-led or videotaped-based courses to an e-learning format. We also offer our customers a broad range of support services, including technical support for our learning content management system. We believe that providing a high level of customer service and technical support is necessary to achieve a high level of customer satisfaction and sustained revenue growth.

Product Development

          Our product development team includes Jeffrey Jacobs, Jack Fingerhut, John Fleming, Denise Stefano and Glenn Shapiro in the accounting/finance area; Jay Gregory and Michael Fowler in financial services; James Fallon in information technology; Mark Luciano in the engineering area; and Stephen Henn in the legal, ethics and compliance area.

          Mr. Jacobs, our vice president of product development, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut, one of our co-founders and our president, is a certified public accountant and oversees the development of our accounting programs and new product development. Mr. Fleming is a certified public accountant and president of Loscalzo. He is responsible for instructing, writing and editing Loscalzo courses. Ms. Stefano is a certified public accountant and a professor of accounting. She is responsible for updating existing courses, and introducing new courses in our SPA catalog. In addition, she is providing technical review services to Loscalzo. Mr. Shapiro is the president of EEI, an attorney and has over 20 years experience in the professional training industry. He is currently responsible for the development of new courses and marketing of EEI. Mr. Henn, also an attorney, is the president of SLE and joined us when we acquired Cognistar. He is responsible for the development of course content and customized design in the legal area. Mr. Luciano has been involved in corporate online education for the past 15 years and currently heads our Engineering and HCE divisions and is responsible for developing new course content. Mr. Gregory and Mr. Fowler joined us when we acquired FC. Mr. Fowler was formerly the senior director of business development at Thomson NETg. Mr. Gregory was formerly vice president of operations at Thomson NETg. Messrs. Gregory and Fowler co-head our Financial Services division and Mr. Fowler is senior vice president of field sales. Mr. Fallon is the producer of our WatchIT product and has been developing programs for information technology professionals for over 10 years.

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

Sales and Marketing

          Our sales and marketing strategy is designed to attract new customers and build brand awareness. We market our products through our alliances with professional organizations and associations, through our own inside telemarketing sales force, our outside sales force, direct marketing using catalogs, brochures, email blasts and through ourWebsites. We believe that this strategy allows us to focus our resources on the largest sales opportunities while simultaneously leveraging our strategic relationships.

          Our sales and marketing department includes our president, a senior vice president of sales, a vice president of marketing, and a sales staff of 19 people. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives and the heads of various divisions dedicate varying portions of their time and efforts to sales and marketing activities. Our chief technology officer spends a portion of his time selling and marketing our technology services. The president of our EEI division also supports the marketing of strategic initiatives being introduced to our customers.

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

Technology

          Our current proprietary learning content management system, the PEC, employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application Web servers, XML and MS-SQL data sources, and utilize industry standard Web browser and Internet technologies for content delivery to the users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at secure Verizon co-location data centers in Elmsford, New York and Denver, Colorado. These co-locations grant us the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.

          The PEC includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full-service solution includes a complementary array of communication tools such as email, chat, message boards and learner tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called “My Courses.”

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

     The Company intends to introduce its newest version of its proprietary learning management, known as eCampus, in the spring of this year. This new LMS will allow us to put all our content into one platform, which will permit greater accessibility to our entire library of content.

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

          Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as Saba Software, Inc., and private companies such as Skillsoft, CPA2Biz, Inc., Bisk Education, Inc., MicroMash, Center for Professional Education, Inc. and Western Publishing, Inc., in the accounting market; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN, The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and PLI-Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include professional organizations such as The American Institute of Certified Public Accountants as well as each state’s society of certified public accountants. Other competitors include large diversified publishing companies such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies (including traditional providers of in-classroom instruction and remote learning solutions such as DeVry University), and professional services companies, including accounting firms who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.

          Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries providing potential to establish a stronger competitive position than us. For example, one of our competitors is CPA2Biz, an affiliate of the AICPA. SkillSoft, which recently went private, and Saba are both relatively large companies. However, SkillSoft’s primary focus is e-learning content and software products for business and information technology professionals. Saba principally provides software solutions that are used to manage people in large organizations, although they do sell content as well. Since we currently do not market our learning management system as a stand-alone product, we do not compete presently with Saba in this area. However, many of our larger clients use the Saba system or another learning management system. In those cases, we will interface with the learning management system and allow the client to access our courseware while cross-posting student progress between ours and the client’s learning management system.

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

          Our principal competitors in continuing legal education are the Practising Law Institute, West LegalEdCenter, ALI-ABA, CLEonline, and various state bar associations.

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

          History and reputation. We have been providing learning solutions for accounting and finance professionals for almost 30 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, general corporate markets and also into new markets.

          We have been providing learning solutions for engineering professionals since 1997. Our legal and financial services divisions have been in business for nine and 26 years, respectively.

          Professional designations and strategic alliances. We believe that our relationships with some of the largest and most respected professional organizations and associations in the accounting and engineering professions give us instant credibility in the marketplace, provide us with a distribution channel for our products and are a source for programs and faculty.

          Extensive library. Our content library consists of over 2,500 hours of proprietary education content including skills-based and update programs. We believe that our libraries are among the most extensive in the industry and help attract new subscribers. In the market for continuing legal education, we offer national courses; comparatively, those offered by the local bar associations usually deal with issues particular to that state. We also believe that our content and delivery technology is better than that of our competitors.

          Discussion leaders with extensive experience in their practice areas. Loscalzo and EEI have over 25 years experience in live training and have a large base of discussion leaders who are considered experts in their respective fields.

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

          Online resource and content provider. We own and operate multiple Websites, including primary domains and subdomains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://corporate.smartpros.com, http://ir.smartpros.com, http://engineering.smartpros.com, http://greenengineering.smartpros.com, http://marketing.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com, www.financejobs.com, www.fmnonline.com, www.ireflecttraining.com, www.pro2net.com, www.accountingnet.com, www.smartprosinteractive.com, www.loscalzo.com and www.eeiconferences.com..

          The SmartPros family of Websites has over 70,000 pages of proprietary content and links to professional organizations, associations and institutions, and is a marketing and distribution channel for our products. We believe that these Websites have become a destination for professionals based on the following data:

•	As a result of maintaining the Websites, we have built a database with over one million profiled users.

•	The Websites log over 800,000 visits per month.

•	Through our Websites, we serve approximately one million ad banners and send over 200,000 opt-in emails per month.

Intellectual Property

          We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. We own all of the following trademarks, trade names and/or service marks, which have either been federally registered or applications have been filed with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, PRO2NET, LOSCALZO, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER (PEC), FINANCIAL MANAGEMENT NETWORK (FMN), CPA REPORT (CPAR), INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT, COGNISTAR, SAGE, ACCOUNTINGNET, FINANCE JOBS, WATCHIT, SMARTIT, HAWTHORNE CENTER OF EXCELLENCE, iREFLECT, FINANCIALCAMPUS, FINANCEJOBS, SMARTPROS ECAMPUS, SMARTPROS ELP and SMARTPROS ELPLIVE.

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

          In addition, various professionals in the insurance and security industries have federal and/or state licensing as well as continuing education requirements.

Employees

          As of March 1, 2011, we had 89 employees of which 80 were full-time and nine were part-time. We have 37 employees based in our executive offices in Hawthorne, New York, and seven employees based in our Westborough, Massachusetts, office. Skye employs nine people in their Bridgewater, New Jersey, office. Loscalzo has eight employees in its Red Bank, New Jersey, office. In addition, we have 28 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

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

          Our operating results may fluctuate significantly, limiting the ability to evaluate historical financial results and increasing the likelihood that our results will fall below investors’ expectations, which could cause the price of our shares to drop.

          In 2010 our net revenues, operating loss and net loss fluctuated quarterly primarily due to our Loscalzo subsidiary and EEI division, both of which are in the live training business and we expect this trend to continue in 2011 and thereafter. EEI’s revenue is primarily recognized in the second and fourth quarters of the year and Loscalzo has virtually no revenue in the first quarter. In both cases we expense payroll and other costs as incurred regardless of when the revenue is recognized.

          Our operations may be adversely impacted by general economic conditions and other factors.

          Our customer base consists primarily of large corporations, professional services and other firms, many of whose employees are required to take continuing education on a periodic basis. During economic downturns, some of our clients attempt to do without training as a cost-saving measure, and others seek a less costly provider of the type of training services we offer. They may also curtail the demand for customized products and the number of users may diminish as a result of reduced staff. In addition to budgetary constraints caused by economic conditions, attendance at live seminars can be affected by other factors such as health scares.

          The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion and loss of market share and brand recognition.

          Our competitors include professional firms, public and privately held companies, universities (traditional and online), other live training companies and professional and not-for-profit organizations and associations. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances, and/or lower cost structures than we do — which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

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

          Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not own any patents on our technology. Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights, trademark registrations, copyright notices, copyright registrations, as well as confidentiality, work for hire, development, assignment and license agreements with our employees, consultants, third-party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing our intellectual property rights could be costly and time consuming and could distract management’s attention from operating business matters.

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

          The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Price Range of Common Stock

	Sales Information

	High	Low

2010
First Quarter	$3.43	$3.05
Second Quarter	$3.09	$2.39
Third Quarter	$2.83	$2.27
Fourth Quarter	$2.54	$2.27

2009
First Quarter	$2.83	$2.50
Second Quarter	$3.70	$2.62
Third Quarter	$5.06	$3.50
Fourth Quarter	$4.65	$3.11

          As of March 18, 2011, the closing sale price per share for our common stock, as reported on the NASDAQ Capital Market was $2.18.

(b)	Holders

          As of March 18, 2011, the number of record holders of our common stock was 127.

(c)	Dividends

          The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. During the years ended 2009 and 2008, we did not pay any dividends. During 2010, the Board of Directors approved four quarterly dividend payments of $.01 per common share, for a total of $.04 per common share. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, acquisitions, operating and financial condition. In March 2011, the Board of Directors approved a dividend payment of a $.0125 per common share payable on April 4, 2011, to shareholders of record on March 24, 2011.

          Company Purchases of its Equity Securities

          On November 11, 2010, our Board of Directors approved an extension of the stock buy back program under which $750,000 of company funds is allocated to purchase shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1
(October 1-31, 2010)	—	—	—	—

Month #2
(November 1-30, 2010)	47,179	$2.34	47,179	$639,582

Month #3
(December 1-31, 2010)	—	—	—	—

Total	47,179	$2.34	47,179	$639,582

Item 6.	Selected Financial Data

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

          Over the last five years, our annual revenues have grown by approximately 40 percent from $12.5 million in 2006 to $17.6 million this year. This growth is due in large part to the acquisitions that we have completed in this period. We intend to continue focusing on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions. There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 of this report under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include identifying appropriate acquisition candidates, successfully negotiating the business, legal and financial terms of the acquisitions, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.

          With respect to our performance for the recently completed 2010 fiscal year, the downturn in the economy affected us as well, resulting in decreased revenues and an operating loss. While we reduced our operating costs wherever possible, including headcount, we were unable to increase prices. We also experienced a dramatic decrease in custom work and decreased attendance in our live seminar business. Our core subscription-based business was able to remain relatively flat and we saw a small increase in revenues from our financial services division. All our other divisions and subsidiaries experienced a reduction in revenue for various reasons. Overall, revenue from our accounting/finance division increased, primarily attributable to our EEI division, which had its first full year of operations. As the overall business environment improves, we expect to recognize an increase in revenues from our major business units. On the expense side, EEI was a significant factor in the increase of operating expenses, as we absorbed a full year of its overhead costs, offset by reductions in staff and overhead from other divisions. We have reduced our overhead costs and continually monitor our direct and general and administrative costs and make the necessary adjustments where warranted. We are also constantly looking for new avenues for our existing products and we continue to expend a significant amount of money to upgrade our library, create new products and develop new technology.

          Seasonality and Cyclicality

          Historically, our operating results have fluctuated from quarter to quarter, primarily because a portion of our business is non-subscription based. Custom jobs and consulting work are subject to both the general business climate and client’s needs. Our engineering revenue is subject to staffing levels in both the private and public sector and the timing of various licensing exams. In economic downturns, staff reductions result in fewer people taking professional engineering licensing exams. Our subscription-based revenue is spread over the life of the subscription which is generally one year and can be effected by staff reductions as well. With our acquisition of Loscalzo and EEI, these quarterly fluctuations have become more evident and we expect this trend to continue for the foreseeable future. Both Loscalzo and EEI generate most of their revenue from live training programs. In EEI’s case, the revenue is recognized almost exclusively in the second and fourth quarters, when the sessions take place. In Loscalzo’s case, the revenue tends to be recognized over the second, third and fourth quarters, with the fourth quarter revenue being the greatest. While the costs that are directly related to the production of this revenue are expensed over the same period, both Loscalzo and EEI have general and administrative expenses that are incurred ratably over the year, creating the fluctuations in our operating results.

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

     Revenues

          A large portion of our revenues is in the form of subscription fees for any of our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Website design, software development, video production, course design and development, ongoing maintenance of the PEC, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided.

          Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from live training are recognized when earned, usually upon the completion of the seminar or conference. Revenues from non-subscription services provided to customers, such as Website design, video production, consulting services and custom projects are generally recognized on a percentage of completion basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

     Impairment of long-lived assets

          The Company evaluates the carrying value of goodwill and the recoverability of identifiable intangible assets and other long-lived tangible assets during the fourth quarter of each year and or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered or are impaired.

          Goodwill is evaluated by comparing the value of the reporting unit to the reporting unit’s carrying amount including goodwill. The fair value of the reporting unit is estimated using a combination of discounted cash flows approach and the market approach, which utilizes comparable company’s data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of impairment loss must be measured. The impairment would be calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. Any impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

          The evaluation of the recoverability of identifiable intangible assets is measured by comparing the carrying amount of the asset against estimated undiscounted cash flows associated with it. Impairment may be caused by a number of factors, including a significant decrease in the market value of an asset or a significant adverse change in the manner in which the asset is being used. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

          Upon completing our review and testing for the current period we believe that we have not incurred any impairment to such assets.

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

Results of Operations

Comparison of the years ended December 31, 2010, and 2009

          The following table compares our statement of operations data for the years ended December 31, 2010, and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

	Year ended December 31

	2010		2009

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$17,623,417	100.0%	$19,274,533	100.0%	(8.6%)
Cost of revenues	8,047,614	45.7%	9,146,145	47.5%	(12.0%)

Gross profit	9,575,803	54.3. %	10,128,388	52.5%	(5.5%)

General and administrative	8,594,296	48.8%	8,694,779	45.1%	(1.2%)
Depreciation and amortization	1,127,439	6.4%	1,052,151	5.5%	7.2%

Total operating expenses	9,721,735	55.2%	9,746,930	50.6%	(0.3%)

Operating (loss) income	(145,932)	(0.8%)	381,458	2.0%	(138.3%)
Other income, net	36,149	0.2%	24,633	0.1%	46.8%

(Loss) income before provision for
income taxes	(109,783)	(0.6%)	406,091	2.1%	(127.0%)
Income tax (provision)	(19,509)	(0.1%)	(7,408)	0.0%	163.4%

Net (loss) income	$(129,292)	(0.7%)	$398,683	2.1%	(132.4%)

Net revenues

          Net revenues for 2010 decreased 8.6 percent, compared to net revenues for 2009, primarily as a result of the decrease in custom work from Skye and decreases in other product lines. Our live training businesses now represent approximately 25 percent of our net revenues. Revenues from online sales of subscription-based products and other related sales accounted for approximately $7.1 million, or 40 percent, of our revenues.

          Net revenues from sales of our accounting/finance products grew in both absolute dollars and as a percentage of total revenues, primarily as a result of a full year of operations by EEI. In 2010, net revenues from our accounting/finance and related products were $13 million, compared to $12.4 million in 2009. In each of 2010 and 2009 net revenues from accounting/finance products including both subscription and non-subscription based revenue was $8.1 million. Net revenues from live training, custom work and advertising were $5 million in 2010, as compared to $4.4 million in 2009. The difference is primarily attributable to EEI.

          Net revenues from sales of our engineering products, which are not subscription-based, were $714,000 in 2010, compared to $746,000 in 2009. The decrease in engineering sales is due to the general economic climate as there are less exam candidates. However, this is not indicative of any long-term trends, as we are seeing renewed interest in some of our course material.

          Net revenues from video production, duplication and consulting services decreased in 2010 to $121,000 from $305,000 in 2009, as a result of decreased consulting work and a reduction in video work as well. Video production and duplication income fluctuates annually, but overall they continue to decline. The duplication business has declined because tape is no longer used and we do not have the capability of doing very large DVD duplication projects. Our video production facility is primarily used for internal work and income results from the renting of our facilities and/or our equipment. Consulting work varies from year to year and sales are credited to the department from which they originate and not to the department where the work is performed.

          Net revenues from SLE decreased from $705,000 in 2009 to $529,000 in 2010. This decrease was primarily due to a decrease of $33,000 from our Cognistar legal division, and a decrease of $143,000 from our ethics division. The decrease in Cognistar sales is due to the economy as many law firms have reduced staff and cut budgets. The ethics division’s income is from custom consulting jobs and economic conditions have curtailed spending in that area as well.

          Skye generated $1.08 million of net revenues in 2010, compared to $2.87 million in 2009. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial services companies and others. It took Skye a much longer time to feel the effects of the economic downturn as it completed projects in early 2010 that began in 2009. Many companies have cut back on custom work or are assessing alternatives methods of production in an effort to reduce their costs.

          Our financial services training division generated net revenues of $2.02 million in 2010, compared to only $1.97 million in 2009. The largest portion of the growth comes from FinancialCampus course sales, which are delivered over the internet.

          Our technology training division, WatchIT, generated net revenues of $121,000 in 2010, compared to $207,000 of revenues in 2009, due to a decrease in custom projects.

Cost of revenues

          Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing or conducting our educational programs, (ii) royalties paid to third parties, (iii) the cost of materials, such as DVDs, printed matter and packaging materials and (iv) shipping costs. Compared to 2009, cost of revenues in 2010 decreased by approximately $1.1 million. This decrease is primarily due to decreased revenue from Skye, who employs a large amount of outsourced labor in completing their projects. Cost of revenues in 2010 decreased to 45.7 percent from 47.5 percent in 2009, resulting in a 4 percent increase in our gross profit margin. With the addition of Loscalzo and EEI, which together represent approximately 25 percent of our current net revenues, we anticipate a lower gross profit percentage as these businesses are more labor and cost intensive than our subscription-based products.

          There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2009 to 2010 and the reasons for those variations are as follows:

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live training and the production of those courses. These costs decreased by approximately $1 million in 2010 from 2009. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material and provide technology services. Loscalzo and EEI employ a number of consultants to develop course material, in addition to hiring instructors to deliver programs throughout the United States. We have been outsourcing some of the programming and content development functions that were previously done by our employees to firms in India and China at a substantial savings. Direct production costs, which are costs related to producing videos other than labor costs — such as the cost of renting equipment and locations, and the purchase of materials — decreased by $99,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•

Salaries. Overall payroll and related costs attributable to production personnel decreased by approximately $286,000. The decrease was primarily attributable to a reduction in head count in our Skye and SLE subsidiaries, as well as reductions in some of our other divisions, offset by a full year of related costs from our EEI acquisition. Our SLE and Skye salaries and related costs decreased by $267,000, this was offset by increased salaries from EEI of approximately $117,000. Reduction in salaries and related costs from our Loscalzo subsidiary accounted for approximately $67,000 in savings and our FinancialCampus division accounted for an additional $82,000 in savings, offset by an increase of $13,000 in our technology division.

•

Royalties. Royalty expense increased in 2010, as compared to 2009, by approximately $30,000. Royalty expense is directly related to sales of certain products in our accounting and engineering catalogs, and as usage fluctuates so does our royalty expense. This increase was due to increased royalties in accounting education from one of our partners, offset by a decrease in royalties related to our engineering products. We often have to estimate the royalty expense due our partners, as the information may not be available. If volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2011 under these agreements may be either higher or lower than they were in 2010.

•

Other costs. This includes the cost of venues for our live training business, travel for instructors and others, shipping costs and other miscellaneous expenses. These other costs increased by $255,000, primarily related to EEI’s live training business. The largest component of these expenses are venue, travel and course administration costs that increased by $221,000 in 2010 from 2009. The remaining increase was from increased shipping costs of $35,000 related to shipping instructional materials to the various venues, a substantial portion of which are charged to the clients. Travel costs incurred by Skye and Loscalzo are often billed to their respective clients.

As our business grows we may be required to hire additional production personnel, increasing our cost of revenues.

Selling general and administrative expenses

          General and administrative expenses include corporate overhead such as (i) compensation and benefits for administrative, sales and marketing and finance personnel, (ii) rent, (iii) insurance, (iv) professional fees, (v) travel and entertainment and (vi) office expenses. General and administrative expenses in 2010 decreased from 2009 by $100,000; but as a percentage of net revenue it increased 3.7 percent. The decrease in terms of actual expenses is primarily from reductions in payroll and related costs as headcounts have been reduced. Reductions in compensation expense totaled $345,000 after recognizing a full year of EEI compensation expenses. Overhead expenses for advertising, promotional material and other selling expenses increased by approximately $203,000. This increase was primarily attributable to a full year of such costs for EEI. Exclusive of these increases, other overhead expenses increased approximately $42,000 primarily due to increases in our communication costs, the general increase in use of credit cards for payments and other miscellaneous costs. In addition, in conformity with applicable accounting standards, we are expensing the costs associated with the grants of options and restricted stock to employees and directors. This non-cash expense in 2010 was $193,000 and $236,000 in 2009. We anticipate that general and administrative expenses will remain constant in 2011 as we have now fully absorbed the EEI acquisition with its substantial marketing expenses and our costs remain constant.

Depreciation and amortization

          Depreciation and amortization expenses were $75,000 higher in 2010 than they were in 2009. The increase is attributable to intangible assets acquired in the Loscalzo and EEI transactions, as well as from the capitalization of intangible assets developed internally — principally our new PEC, known as eCampus. The total cost of the intangible assets acquired in the Loscalzo and EEI transaction, exclusive of goodwill, was approximately $1,473,000, which is being amortized over various periods ranging from three to 10 years. The total capitalized cost of eCampus is $1,366,000 and is being amortized over five years. As we are always upgrading our computer hardware and systems, and because we have a number of projects in development, we expect our depreciation and amortization expenses on our fixed and intangible assets to increase.

Operating (loss) income

          For 2010, our operating loss was $146,000, compared to an operating profit of $381,000 in 2009. The decrease in net revenues from our Skye subsidiary and our legal and ethics division are the primary reasons for the decrease in operating income.

Other income, net

          Other income and expense items primarily consist of interest earned on deposits, offset by the loss from our joint venture in iReflect, LLC. We currently have no outstanding debt, other than normal trade payables. Net interest income increased by $23,000 due to the collection of interest from a note receivable that was repaid during the year. We do not anticipate an increase in interest income as interest rates continue to remain very low in 2010 and 2011. In addition, our joint venture in iReflect resulted in a loss of $21,000 in 2010, compared to a loss of $9,000 in 2009.

Income tax expense

          In 2010, we recorded a net tax expense of $19,500, compared to a $7,400 expense in 2009. We have analyzed all of the components of the deferred tax assets and liabilities and have recorded a net benefit of $1.29 million after taking a valuation allowance of approximately $742,000, as compared to a net deferred tax asset of $1.25 million in the prior year. The 2010 tax expense consists of net federal income tax benefit of $44,000 offset by state and local income tax expense of approximately $63,500. In the prior year we recorded a net tax expense of $7,400 after recording a net federal tax benefit of $115,000 offset by state and local income tax expense of approximately $122,400.

Net (loss) income

          For 2010, we recorded a net loss of $129,000, compared to a net income of $399,000 for 2009. The decrease in net income is primarily due to a decrease in gross profit and higher depreciation and amortization expenses offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

          Historically, we have financed our working capital requirements through internally generated funds, sales of equity and debt securities and proceeds from short-term bank borrowings. At year-end, we had no indebtedness for borrowed money.

          Our working capital as of December 31, 2010, was approximately $ 2.9 million compared to a $3.2 million working capital as of December 31, 2009. The decrease is attributable to a number of factors including the payment of approximately $200,000 in dividends, and the repurchase of our common stock for approximately $585,000. Our current ratio at December 31, 2010, is 1.44 to 1, compared to 1.48 to 1 at December 31, 2009. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $5.5 million and $5.3 million at December 31, 2010, and 2009 respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this revenue is in the form of subscription fees and will be earned over the next 12 months. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.

          For the year ended December 31, 2010, we had a net increase in cash of $287,000. We generated $1.8 million in cash from operations, offset by $716,000 used in investing activities including $350,000 for asset acquisitions and $357,000 for the capitalization of software and courses. In addition, we expended $585,000 for the purchase of treasury shares and $196,000 for the payment of dividends. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

          In comparison, for the year-ended December 31, 2009, we had a $94,000 increase in cash. That increase was a result of cash generated by operations of $1.8 million, offset by cash expended for investing activities of $1.7 million primarily for acquisitions of $4.1 million and $700,000 for various asset acquisitions or internal capitalization of intangibles.

          Capital expenditures for the year ended December 31, 2010, were approximately $706,000, of which $349,000 consisted primarily of telecommunication equipment, computer equipment and software, most of which was for our off-site hosting facility, a requirement of SOX compliance. We capitalized $48,000 of costs for the production of various courses and $309,000 for capitalizing the costs of eCampus and other products. We are constantly reviewing and upgrading our technology. For fiscal 2011, we have budgeted approximately $275,000 for capital expenditures (other than software and course development costs)

          In March 2011, our Board of Directors declared a dividend of $.0125 per common share payable on April 4, 2011, to shareholders of record on March 24, 2011.

Contractual Obligation, Commitments and Contingencies

          As of December 31, 2010, we had commitments under various leases for our offices in Hawthorne, New York, the SLE office in Westborough, Massachusetts, Skye’s offices in Bridgewater, New Jersey, and Loscalzo’s office in Red Bank, New Jersey. The total aggregate commitment under these leases is approximately $3 million through January 2019. SLE recently entered into a new lease that expires in January 2012 and calls for a monthly rent of approximately $2,500. The Skye lease was recently extended to January 2014 at a monthly rental of $3,190 and the lease for the Loscalzo office expires on June 30, 2011, at a monthly rent of $5,000.

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

Credit Risk

          Most of our cash is held in deposit accounts, U.S. Treasury and non-Treasury money market funds. Our bank deposit accounts are insured by the U.S. government but only up to a maximum of $250,000 at any one bank. Our money market funds are held in a brokerage account that is insured by the Security Industry Protection Corp up to $500,000 and various brokerage firms may carry additional insurance from commercial insurance companies. Our cash balances vary from time to time based on a variety of factors but in most cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.

          In addition, we may have credit risk with respect to customers who default on custom orders or who default on subscription payments.

Recent Accounting Pronouncements

          In December 2010, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350, which provides further guidance on when to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Basis. This amendment affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This amendment is effective for years ending after December 15, 2010. The implementation of this amendment did not have a material impact on our consolidated financial statements.

          In December 2010, the FASB also issued an amendment to Topic 805, Business Combinations. The amendment describes the requirements for issuing pro-forma information related to business combinations that occurred in the current accounting period. This amendment is effective for periods ending after December 15, 2010. We believe that this amendment has no current impact on our consolidated financial statements as no acquisitions were made in 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

          We are a “smaller reporting company,” as defined by Regulation S-K, and, as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements

          See the index to Financial Statements below, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this report (the “Evaluation Date). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

          b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

          Information relating to our directors and executive officers that is responsive to Item 10 of Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders, scheduled to be held in June 2011, which information is incorporated by reference herein.

          Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, and all of our other employees and directors. The Code of Ethics is posted on our Website at http://ir.smartpros.com. Amendments to and waivers from the Code of Ethics will also be posted on our Website.

Item 11.	Executive Compensation

          Information relating to our directors and executive officers that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders, scheduled to be held in June 2011, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information relating to our directors and executive officers that is responsive to Item 12 of Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders, scheduled to be held in June 2011, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Information relating to our directors and executive officers that is responsive to Item 13 of Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders, scheduled to be held in June 2011, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

          Information relating to our directors and executive officers that is responsive to Item 14 of Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders, scheduled to be held in June 2011, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-2.

(b)	Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

4.1	Specimen stock certificate (1)

10.1	**2009 Incentive Compensation Plan (2)

10.2	**Employment Agreement, dated as of February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.3	**Seconded Amended Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Jack Fingerhut (4)

10.4	**Amended Employment Agreement, dated as of July 1, 2008, between SmartPros Ltd. and Stanley Wirtheim (4)

10.5	**First Amendment to Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Joseph Fish (4)

10.6	Lease for premises at 12 Skyline Drive, Hawthorne, New York (6)

10.7	**Letter of Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.9	**Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

14.1	Code of Ethics (5)

21.1	Subsidiaries(6)

23.1	Consent of Holtz Rubenstein Reminick LLP*

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

Notes to exhibits

*	Filed herewith

**	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2)	Filed on April 27, 2009, as Appendix A to our Definitive Proxy Statement, DEF14A, for the 2009 annual meeting of stockholders and incorporated herein by reference.

(3)	Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(5)	The Code of Ethics is posted on our Website at http://ir.smartpros.com.

(6)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

		By:	/s/ Allen S. Greene

Allen S. Greene
Chief Executive Officer

Date:	March 29, 2011

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2011.

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

Years Ended December 31, 2010 and 2009

F-1

SMARTPROS LTD.
AND SUBSIDIARIES

F-2

Report of Independent Registered Public Accounting Firm

Board of Directors
SmartPros Ltd.
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
March 29, 2011

F-3

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2010	2009

Assets

Current Assets:
Cash and cash equivalents	$7,007,541	$6,720,649
Accounts receivable, net of allowance for doubtful accounts of approximately $39,000 at December 31, 2010 and 2009	2,149,067	2,700,111
Prepaid expenses and other current assets	391,136	260,357

Total Current Assets	9,547,744	9,681,117

Property and Equipment, net	717,428	608,850
Goodwill	3,375,257	3,375,257
Other Intangibles, net	3,891,858	4,421,749
Other Assets, including restricted cash of $75,000 and $150,000 at December 31, 2010 and 2009, respectively	85,626	160,626
Deferred Tax Asset	1,290,000	1,250,924
Investment in Joint Venture, at cost	3,867	14,755

Total Assets	$18,911,780	$19,513,278

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$722,683	$776,059
Accrued expenses	391,626	446,929
Deferred revenue	5,514,388	5,299,450

Total Current Liabilities	6,628,697	6,522,438

Long-Term Liabilities:
Other liabilities	32,901	23,187

Total Long-Term Liabilities	32,901	23,187

Total Liabilities	6,661,598	6,545,625

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,561,100 and 5,562,100 shares issued as of December 31, 2010 and 2009, respectively, and 4,873,826 and 5,076,305 shares outstanding as of December 31, 2010 and 2009, respectively	556	556
Common stock in treasury, at cost - 687,274 and 485,795 shares as of December 31, 2010 and 2009, respectively	(2,122,490)	(1,536,782)
Additional paid-in capital	17,607,921	17,610,392
Accumulated deficit	(3,235,805)	(3,106,513)

Total Stockholders’ Equity	12,250,182	12,967,653

Total Liabilities and Stockholders’ Equity	$18,911,780	$19,513,278

See notes to consolidated financial statements.
F-4

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31,	2010	2009

Net Revenues	$17,623,417	$19,274,533
Cost of Revenues	8,047,614	9,146,145

Gross Profit	9,575,803	10,128,388

Operating Expenses:
Selling, general and administrative	8,594,296	8,694,779
Depreciation and amortization	1,127,439	1,052,151

Total Operating Expenses	9,721,735	9,746,930

Operating (Loss) Income	(145,932)	381,458

Other Income (Expense):
Interest and dividend income, net	57,037	33,768
Loss from joint venture	(20,888)	(9,135)

Total Other Income	36,149	24,633

(Loss) Income before Provision for Income Taxes	(109,783)	406,091
Provision for Income Taxes	(19,509)	(7,408)

Net (Loss) Income	$(129,292)	$398,683

Net (loss) income per Common Share:
Basic net (loss) income per common share	$(0.03)	$0.08

Diluted net (loss) income per common share	$(0.03)	$0.08

Weighted Average Number of Common Shares Outstanding:
Basic	4,946,058	5,043,045

Diluted	4,946,058	5,101,668

See notes to consolidated financial statements.
F-5

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2009	—	$—	5,324,316	$532	$17,155,851	$(3,505,196)	$(1,525,723)	$12,125,464

Issuance of Shares from Restricted Stock Plan	—	—	153,959	16	151,959	—	—	151,975
Stock Compensation Expense	—	—	—	—	83,807	—	—	83,807
Shares Issued as Additional Purchase Consideration for Skye Multimedia, Ltd.	—	—	83,825	8	218,775	—	—	218,783
Purchase of Treasury Shares	—	—	—	—	—	—	(11,059)	(11,059)
Net Income	—	—	—	—	—	398,683	—	398,683

Balance, December 31, 2009	—	—	5,562,100	556	17,610,392	(3,106,513)	(1,536,782)	12,967,653

Dividends Paid	—	—			(196,421)	—	—	(196,421)
Stock Compensation Expense	—	—	—	—	61,200	—	—	61,200
Surrender of Shares from Restricted Stock Plan	—	—	(1,000)	—	—	—	—	—
Purchase of Treasury Shares							(585,708)	(585,708)
Stock Grant Expense	—	—	—	—	132,750	—		132,750
Net Loss	—	—	—	—	—	(129,292)	—	(129,292)

Balance, December 31, 2010	—	$—	5,561,100	$556	$17,607,921	$(3,235,805)	$(2,122,490)	$12,250,182

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(129,292)	$398,683

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,127,439	1,052,151
Stock compensation expense	193,950	235,782
Deferred income tax benefit	(39,076)	(120,000)
Loss from joint venture	20,888	9,135
Deferred rent	9,714	23,187
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	551,044	414,028
Prepaid expenses and other current assets	(130,779)	42,828
Other assets	75,000	(5,013)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(108,679)	67,872
Deferred revenue	214,938	(322,606)

Total adjustments	1,914,439	1,397,364

Net Cash Provided by Operating Activities	1,785,147	1,796,047

Cash Flows from Investing Activities:
Acquisition of property and equipment	(349,299)	(216,461)
Capitalized course costs	(47,801)	(100,212)
Capitalized software development	(309,026)	(344,204)
Investment in joint venture	(10,000)	—
Cash paid for business acquisitions	—	(348,715)
Adjustment to cash paid for goodwill	—	19,072
Additional purchase consideration for acquisition of Skye Multimedia Ltd.	—	(700,000)

Net Cash Used in Investing Activities	(716,126)	(1,690,520)

Cash Flows from Financing Activities:
Purchase of treasury shares	(585,708)	(11,059)
Dividends paid	(196,421)	—

Net Cash Used in Financing Activities	(782,129)	(11,059)

Net Increase in Cash and Cash Equivalents	286,892	94,468
Cash and Cash Equivalents, beginning of year	6,720,649	6,626,181

Cash and Cash Equivalents, end of year	$7,007,541	$6,720,649

Supplemental Disclosures:
Cash paid for interest	$2,199	$700

Cash paid for income taxes	$60,000	$85,000

Stock issued as additional purchase consideration paid for acquisition of Skye Multimedia Ltd.	$—	$218,783

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros’ primary products are periodic video and internet subscription services directed to corporate accountants and financial managers, and accountants in public practice. In conjunction with the acquisitions of Loscalzo Associates, Ltd. (“Loscalzo”), and Executive Enterprises Institute (“EEI”), the Company is now a leading provider of live training to accounting, legal, and financial services professionals. In addition, the Company produces a series of continuing education courses directed to the engineering profession, a series of courses designed for candidates for the professional engineering exam, and training for information technology professionals. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) produces ethics, governance, and compliance programs for corporate clients and, through its Cognistar division, produces online and customized training courses for the legal profession. Through its wholly-owned subsidiary, Skye Multimedia Ltd. (“Skye”), the Company produces customized training solutions for a number of industries, including pharmaceuticals, professional services, and others. The Company has also acquired a library of nationally certified online training solutions for the banking, securities, and insurance industries, and courses designed for live training. SmartPros also produces custom videos and rents out its video production studio for a fee. SmartPros’ corporate headquarters is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, and video production studio.

Basis of presentation - The consolidated financial statements of SmartPros include the accounts of SmartPros and its wholly-owned subsidiaries, SLE, Skye, and Loscalzo. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition - The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed in advance on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a percentage of completion method where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Revenues from live training programs are recognized upon completion of the conference or seminar, which usually last one to three days. Expenses directly related to the seminars, including marketing costs, are charged to operations in the period in which the seminar is held.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Segment reporting - The Company has evaluated the requirements under Topic 280, Segment Reporting, of the Accounting Standards Codification (“ASC”). The Company’s management monitors the revenue streams of its various products and services; however, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s operations are considered to be aggregated in one reportable segment, educational services.

Cash and cash equivalents - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate market value.

Concentration of credit risk - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. From time to time, the cash balances exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. The Company’s cash balances are deposited with high credit quality financial institutions to mitigate this risk. No single customer represents a significant concentration (over 10%) of sales or receivables. With the recent economic downturn in the banking sector, the Company closely monitors its cash investments in money market funds.

Accounts receivable - Accounts receivable are recorded at net realizable value which is the original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is established through a provision for bad debts charged to operations. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable, based on an evaluation of the collectibility of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Topic 350 of the ASC, “Intangibles-Goodwill and Other”. This topic establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. The topic requires, among other things, that the Company review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amount of the asset is reduced by the estimated shortfall of cash flows. The Company believes that none of the long-lived assets were impaired as of December 31, 2010 and 2009.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The Company performed its assessment and determined that goodwill is not impaired as of December 31, 2010 and 2009.

Intangible assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives, which vary from 3 to 19 years. The Company performs an annual assessment of its intangible assets and found no impairments as of December 31, 2010 and 2009.

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The Company has capitalized approximately $48,000 and $100,000 on such costs for the years ended December 31, 2010 and 2009, respectively. The amortization period is generally five years for courses either purchased or developed internally. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to operations as incurred. Included in other intangible assets are course costs net of accumulated amortization of $307,000 and $491,000 at December 31, 2010 and 2009, respectively.

Capitalized software development - The Company has developed a new Learning Management System (“LMS”) as well as other products and has capitalized those costs in accordance with the provisions of Topic 985 of the ASC, “Software”. Total capitalized costs were $1,627,000 and $1,339,000 as of December 31, 2010 and 2009, respectively. The Company began amortizing certain of these costs over a five-year period commencing when the LMS was placed in service during 2008. Amortization expense for 2010 and 2009 was approximately $297,000 and $207,000, respectively.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2007.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Net income (loss) per share - Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock. For the year ended December 31, 2010, the inclusion of common stock equivalents would be anti-dilutive.

The reconciliation is as follows:

Years Ended December 31,	2010	2009

Weighted Average Number of Shares Outstanding	4,946,058	5,043,045
Effect of Dilutive Securities, common stock equivalents	—	58,623

Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	4,946,058	5,101,668

Stock-based compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Advertising costs - Advertising costs are expensed as incurred and were approximately $115,000 and $125,000 for the years ended December 31, 2010 and 2009, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year’s presentation. The reclassifications have no effect on the Company’s financial position or results of operations.

New accounting pronouncements - In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 350 that provides further guidance on when to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Basis. This amendment affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This amendment is effective for years ending after December 15, 2010. The implementation of this amendment did not have a material impact on our consolidated financial statements.

In December 2010, the FASB also issued an amendment to Topic 805, Business Combinations. The amendment describes the requirements for issuing pro-forma information related to business combinations that occurred in the current accounting period. This amendment is effective for periods ending after December 15, 2010. The Company believes that this amendment has no current impact on its consolidated financial statements as no acquisitions were made in 2010.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

2.	Acquisitions and Joint Venture

In July 2009, the Company acquired substantially all of the operating assets and assumed certain liabilities of EEI for approximately $349,000. The purchase price was allocated to course costs of $313,000 which is being amortized over a five-year period, prepaid expenses of $81,000, and deferred revenue of $45,000. EEI provides live training to accountants, financial professionals, and attorneys through seminars conducted throughout the United States. It also conducts live classroom-style training for its clients.

In 2008, our Skye subsidiary formed a joint venture with Education and Training Systems International (“ETSI”) for the purpose of marketing its iReflect product and invested $35,000 in this joint venture. iReflect is an interactive, web-based tool used for the development of marketing and presentation skills. The investment in the joint venture is accounted for using the equity method and Skye has reduced the carrying amount of its investment by its share of losses in the joint venture, net of any additional capital contributions.

3.	Property and Equipment, net

The components of property and equipment are as follows:

December 31,	2010	2009

Furniture, Fixtures and Equipment	$4,577,624	$4,228,325
Leasehold Improvements	189,709	189,709

	4,767,333	4,418,034
Less Accumulated Depreciation	4,049,905	3,809,184

	$717,428	$608,850

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $241,000 and $216,000, respectively.

4.	Goodwill and Other Intangible Assets, net

The components of other intangible assets are as follows:

December 31,	2010	2009

Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
Pro2 Net Courses (“P2N”)	837,504	837,504
Course Costs	1,145,001	1,097,200
Customer Lists	1,041,746	1,041,746
Restrictive Covenant	200,000	200,000
Trade Name	350,000	350,000
Capitalized Software Development	1,647,727	1,338,701
Financial Campus	340,894	340,894
Other Intangible Assets	803,330	803,330

	10,833,039	10,476,212
Less Accumulated Amortization	6,941,181	6,054,463

	$3,891,858	$4,421,749

The aggregate amortization expense for the years ended December 31, 2010 and 2009 was approximately $887,000 and $836,000, respectively.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Estimated amortization expense for each of the five years subsequent to December 31, 2010 is as follows:

Year Ending December 31,

2011	$754,000
2012	631,000
2013	514,000
2014	340,000
2015	307,000

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the years ended December 31, 2010 and 2009:

	Goodwill	Other Intangible Assets

Balance, January 1, 2009	$3,394,329	$4,500,639
Amortization Expense	—	(836,552)
Goodwill and Intangible Assets Acquired	(19,072)	757,662

Balance, December 31, 2009	3,375,257	4,421,749
Amortization Expense	—	(886,718)
Intangible Assets Acquired	—	356,827

Balance, December 31, 2010	$3,375,257	$3,891,858

The reduction in goodwill of $19,072 in 2009 represents an adjustment to the additional post closing consideration paid to Skye and an adjustment to the Loscalzo purchase price.

5.	Income Taxes

At December 31, 2010 and 2009, the Company has a net deferred tax asset of approximately $1,290,000 and $1,251,000 respectively, primarily resulting from the expected future benefit of available net operating loss carryforwards and other temporary differences. Realization of deferred tax assets depends on sufficient future taxable income during the period that deductible temporary differences and loss carryforwards are expected to be available to offset future taxable income of approximately $3,000,000 which expire through 2025.

The components of the provision for income taxes are as follows

Years Ended December 31,	2010	2009

Current:
Federal	$—	$(5,000)
State	(58,585)	(122,408)

Total Current	(58,585)	(127,408)

Deferred:
Federal	33,216	102,000
State	5,860	18,000

Total Deferred	39,076	122,000

	$(19,509)	$(7,408)

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Included in current state income tax expense for the years ended December 31, 2010 and 2009 are approximately $24,000 and $65,000, respectively, of income tax under accruals from the prior year.

The temporary differences and net operating loss carryforward give rise to the following deferred tax assets:

December 31,	2010	2009

Net Operating Loss	$1,370,000	$1,247,000
Depreciation and Amortization of Property, Equipment and Intangibles	504,000	569,000
Stock Option and Restricted Stock Compensation Expense	145,000	116,000
Other	13,000	8,924

	2,032,000	1,940,924
Less Valuation Allowance	742,000	690,000

Deferred Tax Asset	$1,290,000	$1,250,924

These amounts have been classified on the accompanying consolidated balance sheets as non current.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

Years Ended December 31,	2010	2009

U.S. Federal Statutory Income Tax Rate	(34.00)%	34.00%
State Income Tax Rate, net of federal benefit	(6.00)%	6.00%
Travel and Entertainment	(9.30)%	3.00%
Prior Years’ True-ups	(12.00)%	14.50%
Change in Valuation Allowance	41.00%	(67.00)%
Other	5.20%	7.70%

Effective Income Tax Rate	(15.10)%	(1.80)%

6.	Stock Incentive Plan

The Company’s 2009 Incentive Compensation Plan (the “Plan”), as approved by the stockholders at the annual meeting held in June 2009, replaced the expired 1999 Stock Option Plan. The Plan provides for the grant of up to 800,000 shares of non-qualified stock options and restricted stock awards to employees, directors and consultants. Future restricted stock grants may not exceed 200,000 shares. The Plan incorporated the outstanding shares at the time of adoption. As of December 31, 2010, there were 409,798 options outstanding, of which 321,239 are currently exercisable and there were 111,038 restricted stock grants outstanding. As of December 31, 2010, the Plan had a net balance of 183,388 shares reserved for the issuance of future grants. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares, and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2010 and 2009 was $2.34 and $2.69, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. The Company takes into consideration guidance under ASC Topic 718, “Stock Compensation” when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of the actual time elapsed between the date of grant and the exercise of options for all employees. Previously, such assumptions were determined based on historical data.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

The assumptions made in calculating the fair values of options are as follows:

Years Ended December 31,	2010	2009

Contractual Term	10 years	10 years
Expected Volatility	40%	40%-45%
Expected Dividend Yield	0%	0%
Risk-Free Interest Rate	1.27%	2.0% - 2.1%
Expected Term	5.0 years	4.5 years

For the years ended December 31, 2010 and 2009, stock-based compensation expense related to stock options granted was approximately $61,000 and $84,000, respectively. As of December 31, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $33,000. Unamortized compensation cost as of December 31, 2010 is expected to be recognized over a remaining weighted-average vesting period of three years.

As of December 31, 2010, the options had no intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable.

In November 2010, the Company granted 5,000 stock options, exercisable over ten years from the date of grant at $2.34 per share. These options vest over a three-year period.

In February 2009, the Company granted stock options and restricted stock awards to certain officers, senior management, and employees. All of the awards were granted at $2.54. Included in the grant are 55,750 stock options and 116,616 restricted stock grants, all of which have various vesting schedules ranging from February 2009 through February 2013.

In July 2009, the Company granted 10,000 fully vested stock options immediately exercisable at a price of $3.50 in conjunction with the acquisition of EEI.

A summary of all stock option activity is as follows:

Years Ended December 31, 2010 and 2009	Number of Options	Weighted Average Exercise Price

Outstanding, January 1, 2009:	365,144	$4.71
Options granted	65,750	2.69
Options forfeited/expired	(20,773)	4.32
Options exercised	—	—

Outstanding, December 31, 2009	410,121	4.40
Options granted	5,000	2.34
Options forfeited/expired	(5,323)	4.95
Options exercised	—	—

Outstanding, December 31, 2010	409,798	4.37

Exercisable, December 31, 2010	321,239	4.49

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$2.00-$2.99	101,650	5.68	$2.53	58,516	4.41
$3.00-$3.99	35,150	5.98	3.34	35,150	5.98
$4.00-$4.99	36,642	4.64	4.19	36,642	4.64
$5.00-$5.99	236,356	1.97	5.35	190,931	0.75

	409,798	3.47	4.37	321,239	2.43

A summary of the non-vested options and activity for the year ended December 31, 2010 is as follows:

	Options	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	105,041	1.62
Granted	5,000	2.34
Vested	(20,582)	3.07
Forfeited	(900)	3.25

Non-vested, December 31, 2010	88,559	1.62

7.	Stockholders’ Equity

In 2009, the Company’ Compensation Committee granted certain officers and key employees 98,500 shares of restricted common stock, of which 48,500 shares vest three years from issuance and 50,000 shares vest one-quarter each year commencing one year from issuance. In addition, as part of their 2008 bonus, certain employees were issued 18,116 shares of restricted common stock, of which one-third vested immediately and one-third will vest each year thereafter.

In addition, in 2009, the Company purchased 3,046 shares of common stock from a key employee for $11,059.

In 2010 the Company purchased 201,479 shares of its common stock for $589,708.

8.	Commitments and Contingencies

Operating leases - The Company leases office space and production and warehouse facilities in Hawthorne, New York; Westborough, Massachusetts; Bridgewater, New Jersey; and Red Bank, New Jersey. The office in Red Bank, New Jersey is owned by an affiliate of the President of Loscalzo. Future minimum lease payments are as follows:

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Year Ending December 31,

2011	$422,000
2012	379,000
2013	377,000
2014	342,000
2015	339,000
Thereafter	1,099,000

$2,958,000

Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2010 and 2009 was approximately $439,000 and $450,000, respectively.

Rent to Loscalzo was $60,000 for each of the years ended December 31, 2010 and 2009.

The Company arranged for a $75,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $75,000 certificate of deposit to the bank, issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

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

The aggregate commitments under the employment agreements for the senior executives described above approximated $888,000 payable in 2011 and $369,000 payable in 2012.

SMARTPROS LTD.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

Litigation - The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company. Currently, there are no pending litigations.

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

In March 2011, the Company’s compensation committee granted 55,833 shares of its common stock from its 2009 Plan to certain key officers, employees, and directors. Of these grants, 42,333 vest one-third on each one-year anniversary from date of issuance. The remaining 13,500 grants vest three years from date of issuance. The price of the stock at the grant date was $2.35.

In February 2011, the Company granted 5,000 stock options, which vest one-third on each one-year anniversary from date of issuance and are exercisable over a ten-year period. The stock options are exercisable at a price of $2.34.

In January 2011, the Company purchased 10,000 shares of common stock from a key employee for $24,100.

The Company reviewed events for inclusion in the consolidated financial statements through the filing date of its financial statements.

