Form 10-Q
period 2011-03-31
SmartPros Ltd.
filed 2011-05-10
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Yes ☐          No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2011, there were 4,919,659 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT

March 31, 2011

i

FORWARD-LOOKING STATEMENTS

          Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934. These statements relate to our plans and objectives for future operations as well as to market trends and expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any expressed or implied future results, performance or achievements. The forward-looking statements included in this report are based on current expectations, plans and assumptions relating to the future operation of our business. These expectations, plans and assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our expectations, plans and assumptions underlying the forward-looking statements are reasonable, we cannot assure you that the forward-looking statements included in this report will, ultimately, prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the fact that we have included forward-looking statements in this report should not be interpreted as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

ii

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,579,426	$7,007,541
Accounts receivable, net of allowance for doubtful accounts of approximately $39,000 at March 31, 2011 and December 31, 2010, respectively	1,041,680	2,149,067
Prepaid expenses and other current assets	565,484	391,136
Current tax benefit	240,000	—

Total Current Assets	8,426,590	9,547,744

Property and equipment, net	669,664	717,428
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,951,706	3,891,858
Other assets, including restricted cash of $75,000	85,626	85,626
Deferred tax asset	1,290,000	1,290,000
Investment in joint venture, at cost	9,992	3,867

	9,382,245	9,364,036

Total Assets	$17,808,835	$18,911,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$262,953	$722,683
Accrued expenses	404,771	391,626
Deferred revenue	5,342,965	5,514,388

Total Current Liabilities	6,010,689	6,628,697

Other liabilities	36,015	32,901

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,616,933 and 5,561,100 shares issued as of March 31, 2011 and December 31, 2010 respectively; and 4,919,659 and 4,873,826 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	562	556
Additional paid-in capital	17,573,352	17,607,921
Accumulated (deficit)	(3,665,193)	(3,235,805)
Common stock in treasury, at cost – 697,274 and 687,274 shares at March 31, 2011 and December 31, 2010, respectively	(2,146,590)	(2,122,490)

Total Stockholders’ Equity	11,762,131	12,250,182

Total Liabilities and Stockholders’ Equity	$17,808,835	$18,911,780

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended March 31,

	2011	2010

Net revenues	$3,054,596	$3,615,496
Cost of revenues	1,352,758	1,960,109

Gross profit	1,701,838	1,655,387

Operating Expenses:
Selling, general and administrative	2,112,558	2,207,984
Depreciation and amortization	257,572	254,237

	2,370,130	2,462,221

Operating (loss)	(668,292)	(806,834)

Other Income (Expense):
Interest income (net)	2,779	4,334
Equity loss from joint venture	(3,875)	(550)

	(1,096)	3,784

(Loss) before income tax	(669,388)	(803,050)

Benefit from income tax	240,000	300,000

Net (loss)	$(429,388)	$(503,050)

Net (loss) per common share:
Basic net (loss) per common share	$(0.09)	$(0.10)

Diluted net (loss) per common share	$(0.09)	$(0.10)

Weighted Average Number of Shares Outstanding:
Basic	4,878,807	5,043,194

Diluted	4,878,807	5,043,194

See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

	2011	2010

Cash Flows from Operating Activities:
Net loss	$(429,388)	$(503,050)

Adjustments to reconcile net (loss) net cash (used in) provided by operating activities:
Depreciation and amortization	257,572	254,237
Stock compensation expense	26,933	47,959
Current income tax benefit	(240,000)	(300,000)
Equity loss from joint venture	3,875	550
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	1,107,387	1,172,182
Prepaid expenses and other current assets	(174,349)	(179,995)
Other assets	—	75,000
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(446,585)	(388,339)
Deferred revenue	(171,423)	36,043
Other liabilities	3,114	7,362

Total adjustments	366,524	724,999

Net Cash (Used in) provided by Operating Activities	(62,864)	221,949

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15,202)	(66,805)
Capitalized software development costs	(216,138)	(11,118)
Capitalized course costs	(14,315)	(13,793)
Intangibles acquired	(24,000)	—
Additional capital invested in joint venture	(10,000)	—

Net Cash (Used in) Investing Activities	(279,655)	(91,716)

Cash Flows from Financing Activities:
Purchase of treasury stock	(24,100)	(461,915)
Dividend paid	(61,496)	—

Net Cash (Used in) Financing Activities	(85,596)	(461,915)

Net (decrease) in cash and cash equivalents	(428,115)	(331,682)
Cash and cash equivalents, beginning of period	7,007,541	6,720,649

Cash and cash equivalents, end of period	$6,579,426	$6,388,967

Supplemental Disclosure of Cash Flow Information:

Common stock dividend declared March 9, 2010, paid April 11, 2010	—	$49,263

See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

          The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies

          Nature of Operations

          The Company, a Delaware corporation, was organized in 1981 under the name Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products today include the following:

•

The Accounting division produces video and Internet-based subscription programs, live training seminars and other continuing professional education programs and services for the accounting profession and finance professionals. The Company is a leading provider of live training to certified public accountants, accountants in industry and financial professionals.

•	The Engineering division produces a series of continuing education courses for engineers, as well as courses designed for candidates of the various professional engineering exams.

•

The Financial Services division produces online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training.

•	The SmartIt Information Technology division produces a subscription-based program called WatchIT and also develops custom courses for corporate information technology professionals.

•

SLE’s Working Values Ethics and Compliance division, produces ethics, governance and compliance programs for corporate clients and its Cognistar Legal division produces online and customized training for the legal profession.

•	Skye produces customized training solutions for a number of industries including pharmaceutical and professional services firms.

•	The SmartPros Interactive division produces custom videos, rents out its recording studio and editing facilities and provides web development and other multi-media technology consulting services.

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

          Capitalized Course Costs

          Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at March 31, 2011 are capitalized course costs of $307,000, net of accumulated amortization of $145,000.

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

          Earnings (Loss) Per Share

          Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock

Notes to Condensed Consolidated Financial Statements (Unaudited)

equivalent shares outstanding during the period. For the three-month periods ended March 31, 2011 and 2010 the inclusion of Common Stock equivalents would be anti-dilutive.

Note 3. Stock-Based Compensation

          The Company’s 2009 Incentive Compensation Plan (the “2009 Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Plan is 800,000. Restricted stock grants under the Plan may not exceed 200,000 shares in the aggregate. The number of shares available for issuance under the 2009 Plan is reduced by the sum of the number of shares (a) issued upon exercise of options granted pursuant to the Company’s 1999 Stock Option Plan (the “1999 Plan”) and (b) issuable upon exercise of outstanding options granted under the 1999 Plan. As options granted under the 1999 Plan are forfeited or terminated, the number of options available for grant under the 2009 Plan increase (but may not exceed 800,000 in the aggregate). Restricted stock grants under the 1999 Plan have no impact on the availability of restricted stock grants under the 2009 Plan.

          As of March 31, 2011, 413,998 options were outstanding, of which 393,998 and 20,000 had been granted under our 1999 and 2009 Plans, respectively, and of which 367,831 are currently exercisable. In February 2011, the Company granted 5,000 options. These options vest one-third each year commencing one year from date of grant. The exercise price of the grant is $2.37 per share. In addition, restricted stock grants as of March 31, 2011 totaled 128,333, none of which had vested. Of these outstanding restricted stock grants, 72,500 were made under the 1999 Plan. In March 2011, the Company’s Compensation Committee granted certain employees and board members a total of 55,833 shares of restricted stock vesting over various periods, not to exceed four years from date of grant. The value of the shares at the date of grant was $2.34. As of March 31, 2011, 146,781 shares are available under the 2009 Plan. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.

          Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of $27,000 and $48,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

          As previously noted, the Company granted 5,000 options in February 2011. These options had a fair value of $0.91 per share.

          The assumptions used for the three-month period ended March 31, 2011, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	5.0
Risk-free interest rate	2.3%
Volatility	40.0%
Dividend yields	—
Weighted-average fair value of options during the period	$0.91

Notes to Condensed Consolidated Financial Statements (Unaudited)

          The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2011	409,798	$4.37	3.47
Granted	5,000	$2.37	9.92
Exercised	—	—	—
Forfeited/expired	(800)	$4.14	7.38

Outstanding at March 31, 2011	413,998	$4.35	3.44

Exercisable at March 31, 2011	367,831	$4.45	2.88

Note 4. Income Taxes

          The Company recognizes a deferred tax asset available from its temporary difference between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $2,060,000 at March 31, 2011 which is partially offset by a reserve in the amount of $770,000. For the three months ended March 31, 2011, the Company recorded a current income tax benefit of $240,000 principally attributable to its net loss for the period which is expected to be utilized against taxable income generated in future quarterly periods in 2011. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity

          During the three month period ended March 31, 2011, (i) the Company purchased 10,000 shares of its Common Stock for approximately $24,100, (ii) on March 10, 2011 the Company declared a quarterly dividend of $.0125 per share, payable on April 4, 2011 to shareholders of record on March 24, 2011, (iii) the dividend was paid as of March 31, 2011, and (iv) 55,833 shares of restricted stock were granted under the 2009 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Some of the statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

          The terms “we,” “our,” “us,” or any derivative thereof, as used in this report refer to SmartPros Ltd., a Delaware corporation, its subsidiaries and its predecessors.

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

          Over the last five years, our annual net revenues have grown from $12.5 million to a high of $19.3 million in 2009 and dropped to $17.6 million in 2010. We believe the decline in revenues from 2009 to 2010 was primarily due to general economic conditions. We believe that the overall growth in net revenues is due in large part to the acquisitions of companies, assets and product lines that we have completed over the past five years. Our most recent acquisition was in February 2011, when we acquired “This Week in Accounting,” a weekly update on current accounting issues directed to accountants in both public and private practice. This series is delivered in webinar format and qualifies for continuing professional education credits.

          While our subscription-based revenue in general does not fluctuate from quarter to quarter or year to year, we have experienced a decline in revenue from live training programs and from custom-designed projects, which has adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions and consolidations in various industries. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees. We are constantly seeking both new markets and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same consumer through cross-selling.

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

          There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2010. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business.

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

          Revenue recognition

          A large portion of our revenue is in the form of subscription fees for our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, video production, course design and development and ongoing maintenance fees from our client’s use of the SmartPros Professional Education Center (“PEC”), our proprietary learning management system. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.

          Revenue from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenue from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects is generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-

subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenue after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.

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

Results of Operations

          Net revenues from our core subscription products have remained consistent while net revenues from custom work continue to decline, a result of, we believe, the lingering effects of the recession. In addition, an industry-wide slow-down in live-training attendance has adversely affected our live training business. To address these market conditions, we continue to cut expenses and staff when appropriate. More recently, we have started to see more “request for proposals,” leading us to be cautiously optimistic about the future of our business and operations.

          Comparison of three months ended March 31, 2011 and 2010

          We recorded a $561,000, or 15.5%, decrease in net revenues in the 2011 period compared to the 2010 period. However, because we made significant cuts in direct expenses during 2010, our gross profit increased 2.8% from $1.66 million in 2010 to $1.70 million in the current period and our gross profit margin for the 2011 period was 55.7% compared to 45.8% in the 2010 period. In addition, our operating loss and our net loss for the 2011 period was lower than it was for the 2010 period. Operating results for the 2011 period were impacted by a decline in custom work from both our Skye Multimedia Ltd. (“Skye”) subsidiary, as well as custom work from our Financial Campus division. We also experienced a moderate decline in net revenues from our live training product offerings in the first quarter of 2011 as compared to 2010. Our Financial Campus division also had non-repetitive business in the first quarter of 2010. We believe these trends continue to reflect the general economic conditions. We believe that demand for custom work trails the general economy as it takes longer for our customers and potential customers to make decisions on these projects because of budgetary constraints and other issues that impact these decisions. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.

          Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. However, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues.

          The following table compares our statement of operations data for the three-months ended March 31, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,

	2011		2010

	Amount	Percentage	Amount	Percentage	Change

Net revenues	$3,054,596	100.0%	$3,615,496	100.0%	(15.5%)
Cost of revenues	1,352,758	44.3%	1,960,109	54.2%	(31.0%)

Gross profit	1,701,838	55.7%	1,655,387	45.8%	2.8%

Selling, general and administrative	2,112,558	69.2%	2,207,984	61.1%	(4.3%)
Depreciation and amortization	257,572	8.4%	254,237	7.0%	1.3%

Total operating expenses	2,370,130	77.6%	2,462,221	68.1%	(3.7%)

Operating (loss)	(668,292)	(21.9%)	(806,834)	(22.3%)	(17.2%)
Other (loss) income, net	(1,096)	0.0%	3,784	(0.01%)	(129.0%)

Net (loss) before income tax	(669,388)	(21.9%)	(803,050)	(22.2%)	(16.6%)
Benefit from income tax	240,000	7.9%	300,000	8.3%	(20.0%)

Net (loss)	$(429,388)	(14.1%)	$(503,050)	(13.9%)	(14.6%)

     Net revenues

          The decrease in net revenues reflected above was primarily due to: (i) a $74,000 decrease in net revenues in the Accounting/Finance division; (ii) a $155,000 decrease in net revenues in the Financial Services division; (iii) a $241,000 decrease in net revenues from Skye; (iv) a $25,000 decrease in net revenues from our Watch IT products; and (v) a $95,000 decrease in net revenues from our Engineering division. These decreases were offset, by an $8,000 increase in net revenues from our SLE subsidiary and a $22,000 increase in net revenues from our video production and consulting division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.

          In the first quarter of 2011, net revenues from the Accounting/Finance division were $2.10 million, or 69% of net revenues, compared to $2.18 million, or 60% of net revenues, in the comparable 2010 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, decreased slightly from $1.97 million in the 2010 period to $1.90 million in the corresponding 2011 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based increased $8,000 from 2010 to 2011, while live-training revenue decreased by $13,000 in the 2011 period from the 2010 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2011 period, net revenues from online sales of accounting products accounted for approximately $903,000, or 30% of net revenues, compared to $975,000, or 27% of net revenues, in the comparable 2010 period. Net revenues from our Loscalzo live training subsidiary decreased $31,000 in the 2011 period compared to the 2010 period due to current economic conditions as various accounting firms have reduced their live, in-house training. However, our EEI live training division generated $34,000 in revenue in the current period as compared to $16,000 in 2010 period, as they introduce new products and services to their clients.

          For the three months ended March 31, 2011, Skye generated net revenues of $270,000 compared to $511,000 in the first quarter of 2010. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the decrease in Skye’s net revenue reflects general economic conditions as business organizations are continuing to defer these types of products in order to cut costs.

          Our Financial Services Training division generated $359,000 of net revenues in the quarter ended March 31, 2011. For the quarter ended March 31, 2010, this division generated $511,000 of net revenues. This decrease is due primarily from a reduction in custom work and some reduced subscription-based revenues. However, this division has approximately $390,000 in deferred revenue primarily from uncompleted custom work which in anticipates completing throughout 2011.

          For the quarter ended March 31, 2011, SLE had net revenues of $132,000 compared to net revenues of $124,000 for the comparable 2010 quarter. For the 2011 period, $51,000 of SLE’s net revenues was generated by the Working Values ethics and compliance division, and $81,000 was generated by the Cognistar legal division, as compared to $8,000 and $116,000, respectively, in the 2010 period. Net revenues generated by the Working Values ethics and compliance division are derived primarily from custom consulting work. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

          Our Engineering division generated $143,000 of net revenues in the first quarter of 2011 compared to $238,000 in the first quarter of 2010. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses, which we anticipate doing in 2011.. Sales of our engineering products are not subscription based.

          Net revenues generated by our other divisions, which consist of video production and duplication and information technology in the first quarter of 2011 were $48,000. In comparison, these divisions recorded $51,000 of net revenue for the first quarter of 2010.

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

          Our gross profit margin increased for the three months ended March 31, 2011 to 56% compared to 46% for the three months ended March 31, 2010, even with a decline in net revenues. This increase is attributable, in part, to cost reductions made during 2010, primarily in staffing. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. Some of these costs are capitalized.

          Cost of revenues decreased by $607,000 in the 2011 period compared to the 2010 period. Outsourced labor related to both live training and other products decreased $214,000. Payroll and related costs decreased $218,000 in the 2011 period compared to the 2010 period. However, royalty expense increased by $15,000.

•

Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $214,000. This decrease is directly related to the reduced revenue from custom projects and the completion of technology upgrades. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $185,000. The decrease is primarily attributable to the reduction in custom projects. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards that replaced the FASB accounting pronouncements.

•

Royalties. Royalty expense increased in the three months ended March 31, 2011, compared to the corresponding 2010 period by $15,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•

Salaries. Overall, payroll and related costs attributable to production personnel decreased by $218,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•

Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were $52,000 for the first quarter of 2011 as compared to $57,000 for the first quarter of 2010. The decrease of $5,000 is primarily related to reduced costs such as travel associated with custom projects.

     Selling, general and administrative expenses

          Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2011 period decreased $95,000, or 4.3%, compared to the 2010 period. This decrease is primarily attributable to reduced payroll and related costs.

          Compensation expense in the 2011 period decreased by $102,000 compared to the 2010 period. Although, there were 55 full-time general and administrative employees at both March 31, 2011 and 2010, the decrease in cost is primarily from savings in management salaries from our Loscalzo subsidiary. In addition, compensation expense includes stock based compensation expense of $27,000 for the 2011 period and $49,000 for the 2010 period, a reduction of approximately $22,000.

          Our other selling, general and administrative costs, exclusive of compensation costs, increased only $7,000. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses will continue to increase as a result of general increases in costs such as rent, insurance, travel and recent acquisitions.

     Depreciation and amortization

          Depreciation and amortization expenses increased by $3,000 in the first quarter of 2011 compared to the third quarter of 2010 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

     Operating loss

          For the three months ended March 31, 2011, the operating loss was $668,000 compared to an operating loss of $807,000 in the corresponding 2010 period.

     Other income/expense, net

          Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first quarter of 2011 we had an expense of $1,100 compared to other income of $4,000 in the first quarter of 2010. The loss from our 50% interest in the iReflect joint venture was $3,900 in the current period compared to only $550 in the 2010 period principally as a result of our share of expenses relating to the development of a new version of the software.

     Income taxes

          For the current period, we recorded a current income tax benefit of $240,000 as compared to current benefit in the 2010 period of $300,000. We anticipate that this amount will fluctuate over the balance of the year.

     Net loss

          For the three months ended March 31, 2011, we recorded a net loss of $429,000, or $0.9 per share, basic and diluted, compared to a net loss of $503,000 or $0.10 per share, basic and diluted, for the three months ended March 31, 2010.

Liquidity and Capital Resources

          At March 31, 2011, we had no long-term debt.

          Our working capital as of March 31, 2011 was approximately $2.4 million compared to $2.9 million at December 31, 2010. Our current ratio at March 31, 2011 was 1.40 to 1 compared to 1.44 to 1 at December 31, 2010. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.3 million at March 31, 2011 and $5.5 million at December 31, 2010.

          At March 31, 2011, we had cash and cash equivalents of $6.58 million. For the three months ended March 31, 2011, we reported a net decrease in cash of $428,000 that includes $124,000 of cash used in operating activities, $270,000 of cash used in investing activities and $34,000 used in financing activities. The primary components of our operating cash flows are net income adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.

          At March 31, 2011, we had approximately $1.04 million in receivables and $668,000 in payables, as compared to $2.15 million of receivables and $1.11 million in payables at December 31, 2010. We used approximately $447,000 of our cash collections to reduce our payables and expended approximately $245,000 on capital expenditures.

          The decline in receivables is not indicative of any long-term business trends but a result of the seasonality of the live-training business. During the first-quarter of 2011 we collected a large amount of receivables from our live-training business. That business does not resume until the middle of the second quarter.

          For the 2011 period, net cash used in investing activities was $280,000, which included capital expenditures of $15,000, consisting primarily of computer equipment and software purchases, $216,000 for software development costs relating to new products and $14,000 for course development. We purchased certain intangible assets, primarily a program known as “This Week in Accounting” for $24,000. We also made an additional capital contribution to our iReflect joint venture of $10,000. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.

          Cash used in financing activities reflects the purchase of our shares from one of our key employees. During the three-month period ended March 31, 2011, we purchased 10,000 shares of our common stock for approximately $24,000. On March 10, 2011, we declared a dividend of $.0125 per common share payable on April 4, 2011 to shareholders of record as of March 24, 2011. The dividend was funded on March 31, 2011.

          As of December 31, 2010, we had recognized approximately $1,290,000 of deferred tax assets, net of a valuation allowance of $740,000.

          We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

          In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred may be secured or unsecured, bear interest at a fixed or variable rate and may contain other terms and conditions that we deem are reasonable under the circumstances existing at the time. Any sales of equity securities may be at or below current market prices. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

          None

Company Purchases of its Equity Securities

          On November 11, 2010, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three month period ended March 31, 2011, 10,000 shares were purchased at a cost of approximately $24,100, and as of such date approximately $615,000 was available under this program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1-31, 2011)	10,000	$2.40	10,000	$615,482

Month #2 (February 1-28, 2011)	—	—	—	—

Month #3 (March 1-31, 2011)	—	—	—	—

Total	10,000	$2.40	10,000	$615,482

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

SmartPros Ltd.

(Registrant)

Date: May 10, 2011	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)