Form 10-Q
period 2011-06-30
SmartPros Ltd.
filed 2011-08-09
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2011, there were 4,915,759 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
June 30, 2011

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,687,943	$7,007,541
Accounts receivable, net of allowance for doubtful accounts of approximately $39,000 at June 30, 2011 and December 31, 2010, respectively	2,053,189	2,149,067
Prepaid expenses and other current assets	287,145	391,136
Current tax benefit	80,000	—
Total Current Assets	9,108,277	9,547,744
Property and equipment, net	685,765	717,428
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,915,015	3,891,858
Other assets, including restricted cash of $75,000	93,905	85,626
Deferred tax asset	1,290,000	1,290,000
Investment in joint venture, at cost	4,692	3,867
	9,364,634	9,364,036
Total Assets	$18,472,911	$18,911,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$713,273	$722,683
Dividends payable	61,496	—
Accrued expenses	278,940	391,626
Deferred revenue	5,336,385	5,514,388
Total Current Liabilities	6,390,094	6,628,697
Other liabilities	39,777	32,901
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,616,933 and 5,561,100 shares issued as of June 30, 2011 and December 31, 2010 respectively; and 4,915,759 and 4,873,826 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	562	556
Additional paid-in capital	17,546,079	17,607,921
Accumulated (deficit)	(3,348,629)	(3,235,805)
Common stock in treasury, at cost – 701,174 and 687,274 shares at June 30, 2011 and December 31, 2010, respectively	(2,154,972)	(2,122,490)
Total Stockholders’ Equity	12,043,040	12,250,182
Total Liabilities and Stockholders’ Equity	$18,472,911	$18,911,780
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$5,120,023	$5,039,496	$8,174,619	$8,654,992
Cost of revenues	2,104,947	2,284,066	3,457,705	4,244,175
Gross profit	3,015,076	2,755,430	4,716,914	4,410,817
Operating Expenses:
Selling, general and administrative	2,202,222	2,340,460	4,314,780	4,548,444
Depreciation and amortization	317,938	256,327	575,510	510,564
	2,520,160	2,596,787	4,890,290	5,059,008
Operating income (loss)	494,916	158,643	(173,376)	(648,191)
Other Income (Expense):
Interest income (net)	1,947	5,144	4,726	9,478
Equity loss from joint venture	(5,300)	(1,138)	(9,175)	(1,688)
	(3,353)	4,006	(4,449)	7,790
Income (loss) before income tax	491,563	162,649	(177,825)	(640,401)
(Provision) benefit from income tax	(175,000)	(76,500)	65,000	223,500
Net Income (loss)	$316,563	$86,149	$(112,825)	$(416,901)
Net Income (loss) per common share:
Basic net income (loss) per common share	$0.06	$0.02	$(0.02)	$(0.08)
Diluted net income (loss) per common share	$0.06	$0.02	$(0.02)	$(0.08)
Weighted Average Number of Shares Outstanding:
Basic	4,918,228	4,924,026	4,898,518	4,984,188
Diluted	4,918,228	4,932,941	4,898,518	4,984,188
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(112,825)	$(416,901)
Adjustments to reconcile net (loss) net cash Provided by (used in) operating activities:
Depreciation and amortization	575,510	510,564
Stock compensation expense	61,155	96,622
Current income tax benefit	(80,000)	(230,000)
Equity loss from joint venture	9,175	1,688
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	95,878	(353,029)
Prepaid expenses and other current assets	103,991	(41,102)
Other assets	(8,279)	75,000
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(122,096)	13,996
Deferred revenue	(178,003)	74,118
Other liabilities	6,876	14,724
Total adjustments	464,207	162,581
Net Cash Provided by (used in) Operating Activities	351,382	(254,320)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(95,868)	(82,914)
Capitalized software development costs	(417,733)	(70,024)
Capitalized course costs	(29,400)	(21,402)
Intangibles acquired	(24,000)	(900,000)
Additional capital invested in joint venture	(10,000)	—
Net Cash (Used in) Investing Activities	(577,001)	(1,074,340)
Cash Flows from Financing Activities:
Purchase of treasury stock	(32,483)	(475,290)
Dividend paid	(61,496)	(49,263)
Net Cash (Used in) Financing Activities	(93,979)	(524,553)
Net (decrease) in cash and cash equivalents	(319,598)	(1,853,213)
Cash and cash equivalents, beginning of period	7,007,541	6,720,649
Cash and cash equivalents, end of period	$6,687,943	$4,867,436
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$1,009
Common stock dividend declared May 10, 2011, paid July 8, 2011	$61,496	$—
_________________________________________________________________________________
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
The Company, a Delaware corporation, was organized in 1981 under the name Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products and services include the following:

•
Video and Internet-based subscription programs, live training seminars and other continuing professional education programs and services for the accounting profession and finance professionals. The Company is a leading provider of live training to certified public accountants, accountants in industry and financial professionals.

•	A series of continuing education courses for engineers, as well as courses designed for candidates of the various professional engineering exams.

•	Online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training.

•	A subscription-based program called WatchIT as well as custom courses for corporate information technology professionals.

•	Ethics, governance and compliance programs for corporate clients and online and customized training for the legal profession.

•	Training solutions for a number of industries including pharmaceutical and professional services firms.

•	Custom videos, use of its recording studio and editing facilities, web development and other multi-media technology consulting services.
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
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at June 30, 2011 are capitalized course costs of $321,000, net of accumulated amortization of $168,000.
          Deferred Revenue
Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenues from seminars represent paid registrations for future programs. Deferred revenue related to website design, video production, custom e-learning programs or technology services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy. The Cognistar Legal division, the Financial Services division and the SmartIT Information Technology division recognize revenue either immediately from the direct sale of courses on a prepaid basis or on a deferred basis as earned, from the sale of subscriptions to their various products or from custom projects.
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For both the six and three month periods ended June 30, 2011 and and the six-month period ended June 30, 2010 the inclusion of Common Stock equivalents would be anti-dilutive. For the three-month period ended June 30, 2010 Common Stock equivalent shares were 8,915.

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
As of June 30, 2011, 393,068 options were outstanding, of which 373,068 and 20,000 had been granted under our 1999 and 2009 Plans, respectively, and of which 346,901 are currently exercisable. In February 2011, the Company granted 5,000 options. These options vest one-third each year commencing one year from date of grant. The exercise price of the grant is $2.37 per share. In addition, restricted stock grants outstanding as of June 30, 2011 totaled 128,333, none of which had vested. Of these outstanding restricted stock grants, 72,500 were made under the 1999 Plan. In March 2011, the Company’s Compensation Committee granted certain employees and board members a total of 55,833 shares of restricted stock vesting over various periods, not to exceed four years from date of grant. The value of the shares at the date of grant was $2.34. As of

June 30, 2011, 167,711 shares are available under the 2009 Plan, of which 144,167 shares are available for stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of $61,000 and $97,000 for the six-month period ended June 30, 2011 and 2010, respectively, and $34,000 and $49,000 for the three-month periods ended June 30, 2011 and 2010 respectively.
As previously noted, the Company granted 5,000 options in February 2011. These options had a fair value of $0.91 per share.
The assumptions used for the six-month period ended June 30, 2011, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	5.0
Risk-free interest rate	2.3%
Volatility	40.0%
Dividend yields	—
Weighted-average fair value of options during the period	$0.91
The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Oustanding January 1, 2011	409,798	$4.37	3.47
Granted	5,000	$2.37	9.67
Exercised	—	—	—
Forfeited/expired	(21,730)	$5.27	7.38
Outstanding at June 30, 2011	393,068	$4.30	3.39
Exercisable at June 30, 2011	346,901	$4.40	2.83

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary difference between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $2,060,000 at June 30, 2011 which is partially offset by a reserve in the amount of $770,000. For the six months ended June 30, 2011, the Company recorded a current income tax benefit of $80,000 principally attributable to its net loss for the period which is expected to be utilized against taxable income generated in future quarterly periods in 2011. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During the six month period ended June 30, 2011 the Company purchased 13,900 shares of its Common Stock for approximately $32,483. On May 10, 2011 the Company declared a quarterly dividend of $.0125 per share that was paid on July 8, 2011 to shareholders of record on June 15, 2011. In March 2011 the Company granted 55,833 shares of restricted common stock under the 2009 Plan.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for banking and information technology professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.
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
Over the last five years, our annual net revenues have grown from $12.5 million to a high of $19.3 million in 2009 and dropped to $17.6 million in 2010. We believe the decline in revenues from 2009 to 2010 was primarily due to general economic conditions. We believe that the overall growth in net revenues is due in large part to the acquisitions of companies, assets and product lines that we have completed over the past five years. Our most recent acquisition was in February 2011, when we acquired “This Week in Accounting,” a weekly update on current accounting issues directed to accountants in both public and private practice. This series is delivered in a webinar format and qualifies for continuing professional education credits. We have subsequently launched two new webinar based products, "This Week in Taxation", and "This Week in Business Taxes", both of which are now available as part of our core subscription libraries and both of which qualify for continuing professional education credits.
While our subscription-based revenue in general does not fluctuate from quarter to quarter or year to year, we have experienced a decline in revenue from live training programs and from custom-designed projects, which has adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions and consolidations in various industries. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees. We are constantly seeking both new markets and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same consumer through cross-selling. We also recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive top line revenue.
We continue to pursue acquisitions as our preferred strategy to increase the breadth and depth of our current product offerings. Unless there are other compelling reasons, we will only consider acquisitions that we believe will be accretive within the first year of ownership. Ultimately, however, our goal is to maximize shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by the amount of capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.
In June 2011, we announced the formal launch of our new SmartPros eCampus Learning Management System, a robust platform and toolset for managing and deploying corporate training and accredited continuing education programs in multiple formats. This product will help drive opportunities with both existing and new clients. It can also be licensed as a stand-alone-offering to companies of all sizes who are looking for a cost-effective cloud based LMS.
In addition, on August 9, 2011 we declared a dividend of $ .0125 per common share payable on October 5, 2011 to shareholders of record on September 16, 2011.
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
Comparison of three months ended June 30, 2011 and 2010
We recorded an $81,000, or 1.6%, increase in net revenues in the 2011 period compared to the 2010 period. However, because we made significant cuts in direct expenses during 2010, our gross profit increased 9.4% from $2.76 million in 2010 to $3.02 million in the current period and our gross profit margin for the 2011 period was 58.9% compared to 54.7% in the 2010 period. In addition, our operating income and net income for the 2011 period was greater than it was for the 2010 period. Operating results for the 2011 period were impacted by a decline in revenue from our financial services division, that was offset by reductions in various operating expenses . We also experienced a moderate increase in net revenues from our live training product offerings in the second quarter of 2011 as compared to 2010. Our Skye Multimedia subsidiary ("Skye") division also experienced an increase in revenues in 2011. We believe these trends are not indicative of any long-term expectations as we are still feeling the effects of the general economic climate. We believe that demand for custom work trails the general economy as it takes longer for our customers and potential customers to make decisions on these projects because of budgetary constraints and other issues that impact these decisions. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. However, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues.
The following table compares our statement of operations data for the three-months ended June 30, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$5,120,023	100.0%	$5,039,496	100.0%	1.6%
Cost of revenues	2,104,947	41.1%	2,284,066	45.3%	(7.8)%
Gross profit	3,015,076	58.9%	2,755,430	54.7%	9.4%
Selling, general and administrative	2,202,222	43.0%	2,340,460	46.4%	(5.9)%
Depreciation and amortization	317,938	6.2%	256,327	5.1%	24.0%
Total operating expenses	2,520,160	49.2%	2,596,787	51.5%	(3.0)%
Operating income	494,916	9.7%	158,643	3.1%	212.0%
Other (loss) income, net	(3,353)	(0.1)%	4,006	0.10%	(183.7)%
Net income before income tax	491,563	9.6%	162,649	3.2%	202.2%
Provision for income tax	(175,000)	(3.4)%	(76,500)	(1.5)%	128.8%
Net income	$316,563	6.2%	$86,149	1.7%	267.5%

Net revenues
The increase in net revenues reflected above was primarily due to: (i) a $125,000 increase in net revenues in the Accounting/Finance division; (ii) a $75,000 increase in net revenues from our Skye subsidiary (iii) a $7,000 increase in net revenues from our Engineering division; and (iv) a $28,000 increase in net revenues from our SLE subsidiary. These increases were offset, in part, by an $108,000 decrease in net revenues from our Financial Services division and a $47,000 decrease in net revenues from our technology training, video production and consulting divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.
In the second quarter of 2011, net revenues from the Accounting/Finance division were $4.04 million, or 79% of net revenues, compared to $3.92 million, or 78% of net revenues, in the comparable 2010 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, increased slightly from $2.03 million in the 2010 period to $2.13 million in the corresponding 2011 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $44,000 from 2010 to 2011, while live-training revenue increased by $68,000 in the 2011 period from the 2010 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2011 period, net revenues from online sales of accounting products accounted for approximately $1.17 million, or 23% of net revenues, compared to $1.06 million, or 21% of net revenues, in the comparable 2010 period. Net revenues from our Loscalzo live training subsidiary increased $119,000 in the 2011 period compared to the 2010 period due to a combination of increased attendance at seminars and timing differences. However, our EEI live training division generated $886,000 in revenue in the current period as compared to $937,000 in 2010 period, as they streamline their catalog of course offerings, while introducing new products and services to their clients.
For the three-months ended June 30, 2011, Skye generated net revenues of $266,000 compared to $191,000 in the second quarter of 2010. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the increase in Skye’s net revenue is not indicative of any long-term trends as business organizations are continuing to study these types of products and their cost effectiveness. Skye is currently working on the introduction of new products and continues to market its iRflect product developed in a joint venture.
Our Financial Services Training division generated $440,000 of net revenues in the quarter ended June 30, 2011. For the quarter ended June 30, 2010, this division generated $548,000 of net revenues. This decrease is due primarily from a reduction in custom work and some reduced subscription-based revenues. However, this division has approximately $346,000 in deferred revenue primarily from uncompleted custom work which it anticipates completing throughout 2011.
For the quarter ended June 30, 2011, SLE had net revenues of $212,000 compared to net revenues of $184,000 for the comparable 2010 quarter. For the 2011 period, $100,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $112,000 was generated by the Cognistar Legal division, as compared to $100,000 and $84,000, respectively, in the 2010 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.

Our Engineering division generated $118,000 of net revenues in the second quarter of 2011 compared to $111,000 in the second quarter of 2010. The increase is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses, which we anticipate doing in 2011. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication and information technology in the second quarter of 2011 were $44,000. In comparison, these divisions recorded $91,000 of net revenue for the second quarter of 2010.
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
Our gross profit margin increased for the three-months ended June 30, 2011 to 59% compared to 55% for the three- months ended June 30, 2010. This increase is attributable, in part, to increased revenues and cost reductions made during 2010 and 2011, primarily in staffing. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. Some of these costs are capitalized.
Cost of revenues decreased by $179,000 in the 2011 period compared to the 2010 period, primarily due to a reduction in payroll and related costs of $209,000 in the 2011 period compared to the 2010 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $57,000. This increase is directly related to the completion of technology upgrades and custom work in SLE's Working Values Ethics and Compliance division. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, increased $46,000. The increase is primarily attributable to the custom work in SLE's Ethics division and costs related to the production of course material for our live training business.. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Accounting Codification Standards that replaced the FASB accounting pronouncements.

•
Royalties. Royalty expense decreased in the three-months ended June 30, 2011, compared to the corresponding 2010 period by $28,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel decreased by $209,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were $437,000 for the second quarter of 2011 as compared to $483,000 for the second quarter of 2010. The decrease of $46,000 is primarily related to reduced costs such as hotels and travel for speakers for our live seminar business as we reduced the number of offerings in the current period.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2011 period decreased $138,000, or 5.9%, compared to the 2010 period. This decrease is primarily attributable to reduced payroll and related costs.
Compensation expense in the 2011 period decreased by $120,000 compared to the 2010 period. We had 51 and 57 full-time general and administrative employees at June 30, 2011 and 2010, respectively. The decrease in costs is primarily from savings in management salaries from our Loscalzo subsidiary. In addition, compensation expense includes stock based compensation expense of $34,000 for the 2011 period and $64,000 for the 2010 period, a reduction of approximately $30,000.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $23,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expenses increased by $62,000 in the second quarter of 2011 compared to the second quarter of 2010 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating income
For the three-months ended June 30, 2011, the operating income was $495,000 compared to an operating income of $159,000 in the corresponding 2010 period, primarily a result of reduced operating expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the second quarter of 2011 we had an expense of $3,400 compared to other income of $4,000 in the second quarter of 2010. The loss from our 50% interest in the iReflect joint venture was $5,300 in the current period compared to only $1,100 in the 2010 period principally as a result of our share of expenses relating to the development of a new version of the software.
Income taxes
For the current period, we recorded a current income tax provision of $175,000, after accruing for state income taxes as compared to a current provision in the 2010 period of $76,500.
Net income
For the three-months ended June 30, 2011, we recorded net income of $317,000, or $0.06 per share, basic and diluted, compared to a net income of $86,000 or $0.02 per share, basic and diluted, for the three-months ended June 30, 2010.

Comparison of six months ended June 30, 2011 and 2010
We recorded a $480,000, or 5.6%, decrease in net revenues in the 2011 period compared to the 2010 period. However, because we made significant cuts in direct expenses during 2010 and 2011, our gross profit increased 6.9% from $4.41 million in 2010 to $4.72 million in the current period and our gross profit margin for the 2011 period was 57.7% compared to 51% in the 2010 period. In addition, our operating loss and our net loss for the 2011 period was lower than it was for the 2010 period. Operating results for the 2011 period were impacted by a decline in custom work from both Skye as well as custom work from our Financial Campus division. We also experienced a moderate decline in net revenues from our live training product offerings in the first six months of 2011 as compared to 2010. Our Financial Campus division also had non-repetitive business in the first half of 2010. We believe these trends continue to reflect the general economic conditions. We believe that demand for custom work trails the general economy as it takes longer for our customers and potential customers to make decisions on these projects because of budgetary constraints and other issues that impact these decisions. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. However, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues.

The following table compares our statement of operations data for the six-months ended June 30, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended March 31,
	2011		2010
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$8,174,619	100.0%	$8,654,992	100.0%	(5.6)%
Cost of revenues	3,457,705	42.3%	4,244,175	49.0%	(18.5)%
Gross profit	4,716,914	57.7%	4,410,817	51.0%	6.9%
Selling, general and administrative	4,314,780	52.8%	4,548,444	52.6%	(5.1)%
Depreciation and amortization	575,510	7.0%	510,564	5.9%	12.7%
Total operating expenses	4,890,290	59.8%	5,059,008	58.5%	(3.3)%
Operating (loss)	(173,376)	(2.1)%	(648,191)	(7.5)%	(73.3)%
Other (loss) income, net	(4,449)	(0.1)%	7,790	0.10%	(157.1)%
Net (loss) before income tax	(177,825)	(2.2)%	(640,401)	(7.4)%	(72.2)%
Benefit from income tax	65,000	0.8%	223,500	2.6%	(70.9)%
Net (loss)	$(112,825)	(1.4)%	$(416,901)	(4.8)%	(72.9)%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $263,000 decrease in net revenues in the Financial Services division; (ii) a $166,000 decrease in net revenues from Skye; (iii) a $29,000 decrease in net revenues from our Watch IT products; (iv) a $88,000 decrease in net revenues from our Engineering division and; (v) a $21,000 decrease in revenues from our other divisions. These decreases were offset, by; (i) a $51,000 increase in revenues from our Accounting/Finance division and (ii) a $36,000 increase in net revenues from our SLE subsidiary. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.
In the first six months of 2011, net revenues from the Accounting/Finance division were $6.14 million, or 75% of net revenues, compared to $6.09 million, or 70% of net revenues, in the comparable 2010 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis, increased slightly from $3.99 million in the 2010 period to $4.03 million in the corresponding 2011 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $36,000 from 2010 to 2011, while live-training revenue increased by $55,000 in the 2011 period from the 2010 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2011 period, net revenues from online sales of accounting products accounted for approximately $2.08 million, or 25% of net revenues, compared to $2.03 million, or 23% of net revenues, in the comparable 2010 period. Net revenues from our Loscalzo subsidiary increased $88,000 in the 2011 period compared to the 2010 period due to increased attendance at live seminars and timing differences. However, our EEI live training division generated $920,000 in revenue in the current period as compared to $953,000 in 2010 period, as they reduced the number of course offerings, but introduce new products and services to their clients.
For the six-months ended June 30, 2011, Skye generated net revenues of $536,000 compared to $702,000 in the first six months of 2010. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the decrease in Skye’s net revenue reflects general economic conditions as business organizations are continuing to defer these types of products in order to cut costs.
Our Financial Services Training division generated $799,000 of net revenues in the six-month period ended June 30, 2011, as compared to $1.06 million of net revenues in the 2010 period. This decrease is due primarily from a reduction in custom work and some reduced subscription-based revenues. However, this division has approximately $346,000 in deferred revenue primarily from uncompleted custom work which in anticipates completing throughout 2011.
For the six-months ended June 30, 2011, SLE had net revenues of $344,000 compared to net revenues of $308,000 for the comparable 2010 period. For the 2011 period, $151,000 of SLE’s net revenues was generated by the Working Values ethics and compliance division, and $193,000 was generated by the Cognistar Legal division, as compared to $108,000 and $200,000, respectively, in the 2010 period. Net revenues generated by the Working Values ethics and compliance division are derived primarily from custom consulting work. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $261,000 of net revenues in the first six-months of 2011 compared to $349,000 in the first six months of 2010. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses, which we anticipate doing in 2011. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication and information technology in the first half of 2011 were $92,000. In comparison, these divisions recorded $142,000 of net revenue for the first half of 2010.
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
Our gross profit margin increased approximately 7% for the six months ended June 30, 2011 to 58% compared to 51% for the six- months ended June 30, 2010, even with a decline in net revenues. This increase is attributable, in part, to cost reductions made during 2010 and 2011, primarily in staffing. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. Some of these costs are capitalized.
Cost of revenues decreased by $786,000 in the 2011 period compared to the 2010 period. Outsourced labor related to both live training and other products decreased $156,000. Payroll and related costs decreased $427,000 in the 2011 period compared to the 2010 period. Royalty expense decreased by $12,000.

•
Outside labor and direct production costs. The cost of outside labor, which is primarily video production and technology personnel, decreased $156,000. This decrease is directly related to the reduced revenue from custom projects and the completion of technology upgrades. Direct production costs, decreased $140,000. The decrease is primarily attributable to the reduction in custom projects. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards that replaced the FASB accounting pronouncements.

•
Royalties. Royalty expense increased in the six-months ended June 30, 2011, compared to the corresponding 2010 period by $12,000. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel decreased by $428,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•
Other production related costs. These costs were $490,000 for the first six-months of 2011 as compared to $540,000 for the first six-months of 2010. The decrease of $50,000 is primarily related to reduced costs such as venue costs and travel associated with live seminars.

Selling, general and administrative expenses
Selling, general and administrative expenses for the 2011 period decreased $234,000, or 5.1%, compared to the 2010 period. This decrease is primarily attributable to reduced payroll and related costs.

Compensation expense in the 2011 period decreased by $216,000 compared to the 2010 period. We had 51 and 57 full-time general and administrative employees at June 30, 2011 and 2010. The decrease in cost is primarily from savings in management salaries from our Loscalzo subsidiary. In addition, compensation expense includes stock based compensation expense of $61,000 for the 2011 period and $127,000 for the 2010 period, a reduction of approximately $66,000.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased $18,000. Although, we make every effort to control our costs, we anticipate that selling, general and administrative expenses may continue to increase as a result of general increases in costs such as web-bandwidth, insurance, travel and other..
Depreciation and amortization
Depreciation and amortization expenses increased by $65,000 in the first six-months of 2011 compared to the comparable period in 2010 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the six-months ended June 30, 2011, the operating loss was $173,000 compared to an operating loss of $648,000 in the corresponding 2010 period.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first six-months of 2011 we had an expense of $4,400 compared to other income of $7,800 in the first six-months of 2010. The loss from our 50% interest in the iReflect joint venture was $9,200 in the current period compared to only $1,700 in the 2010 period principally as a result of our share of expenses relating to the development of a new version of the software.
Income taxes
For the current period, we recorded a current income tax benefit of $65,000 as compared to a current benefit in the 2010 period of $224,000. We anticipate that this amount will be absorbed into operations over the balance of the year.
Net loss
For the six-months ended June 30, 2011, we recorded a net loss of $113,000, or $0.2 per share, basic and diluted, compared to a net loss of $417,000 or $0.08 per share, basic and diluted, for the six-months ended June 30, 2010.

Liquidity and Capital Resources
At June 30, 2011, we had no long-term debt.
Our working capital as of June 30, 2011 was approximately $2.7 million compared to $2.9 million at December 31, 2010. Our current ratio at June 30, 2011 was 1.43 to 1 compared to 1.44 to 1 at December 31, 2010. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.3 million at June 30, 2011 and $5.5 million at December 31, 2010.
At June 30, 2011, we had cash and cash equivalents of $6.69 million. For the six-months ended June 30, 2011, we reported a net decrease in cash and cash equivalents of $320,000 that includes $351,000 of cash provided by operating activities, $577,000 of cash used in investing activities and $94,000 used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At June 30, 2011, we had approximately $2.05 million in receivables and $1.05 million in payables, as compared to $2.15 million of receivables and $1.11 million in payables at December 31, 2010.
For the 2011 period, net cash used in investing activities was $577,000, which included capital expenditures of $96,000, consisting primarily of computer equipment and software purchases, $418,000 for software development costs relating to new products and $29,000 for course development. We purchased certain intangible assets, primarily a program known as “This Week in Accounting” for $24,000. We also made an additional capital contribution to our iReflect joint venture of $10,000. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities reflects the purchase of our shares from one of our key employees and in the open market. During the six-month period ended June 30, 2011, we purchased 13,900 shares of our common stock for approximately $32,000. On May 10, 2011, we declared a dividend of $.0125 per common share that was paid on July 8, 2011 to shareholders of record as of June 15, 2011.
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
None
Company Purchases of its Equity Securities
On November 11, 2010, the Board of Directors approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three month period ended June 30, 2011, 3,900 shares were purchased at a cost of approximately $8,400, and as of such date approximately $607,000 was available under this program.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1-30, 2011)	-	-	-	$615,482
Month #2 (May 1-31, 2011)	2,400	$2.09	—	—
Month #3 (June 1-30, 2011)	1,500	$2.24	—	—
Total	3,900	$2.15	—	$607,099

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

SmartPros Ltd.

(Registrant)

Date:	August 9, 2011	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2011	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)