Form 10-Q
period 2011-09-30
SmartPros Ltd.
filed 2011-11-08
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011
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
Yes ☒          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7 , 2011, there were 4,889,931 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
September 30, 2011

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,471,397	$7,007,541
Accounts receivable, net of allowance for doubtful accounts of approximately $39,000 at September 30, 2011 and December 31, 2010, respectively	1,641,650	2,149,067
Prepaid expenses and other current assets	482,565	391,136
Current tax benefit	100,000	—
Total Current Assets	8,695,612	9,547,744
Property and equipment, net	717,212	717,428
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,920,443	3,891,858
Other assets, including restricted cash of $75,000	92,965	85,626
Deferred tax asset	1,290,000	1,290,000
Investment in joint venture, at cost	3,117	3,867
	9,398,994	9,364,036
Total Assets	$18,094,606	$18,911,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$535,473	$722,683
Dividends payable	61,124	—
Accrued expenses	347,728	391,626
Deferred revenue	5,296,437	5,514,388
Total Current Liabilities	6,240,762	6,628,697
Other liabilities	54,219	32,901
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,616,933 and 5,561,100 shares issued as of September 30, 2011 and December 31, 2010 respectively; and 4,889,931 and 4,873,826 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	562	556
Additional paid-in capital	17,528,514	17,607,921
Accumulated (deficit)	(3,523,341)	(3,235,805)
Common stock in treasury, at cost – 725,502 and 687,274 shares at September 30, 2011 and December 31, 2010, respectively	(2,206,110)	(2,122,490)
Total Stockholders’ Equity	11,799,625	12,250,182
Total Liabilities and Stockholders’ Equity	$18,094,606	$18,911,780
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$3,616,116	$3,888,217	$11,790,735	$12,543,209
Cost of revenues	1,474,094	1,672,108	4,931,799	5,916,283
Gross profit	2,142,022	2,216,109	6,858,936	6,626,926
Operating Expenses:
Selling, general and administrative	2,028,763	2,049,364	6,343,543	6,597,808
Depreciation and amortization	307,110	283,353	882,620	793,917
	2,335,873	2,332,717	7,226,163	7,391,725
Operating (loss)	(193,851)	(116,608)	(367,227)	(764,799)
Other Income (Expense):
Interest income (net)	1,627	39,766	6,353	49,244
Equity loss from joint venture	(1,575)	(16,475)	(10,750)	(18,163)
	52	23,291	(4,397)	31,081
Loss before income tax	(193,799)	(93,317)	(371,624)	(733,718)
Benefit (provision) from income tax	19,088	(15,585)	84,088	207,915
Net loss	$(174,711)	$(108,902)	$(287,536)	$(525,803)
Net loss per common share:
Basic net loss per common share	$(0.04)	$(0.02)	$(0.06)	$(0.11)
Diluted net loss per common share	$(0.04)	$(0.02)	$(0.06)	$(0.11)
Weighted Average Number of Shares Outstanding:
Basic	4,904,044	4,921,005	4,900,360	4,963,127
Diluted	4,904,044	4,921,005	4,900,360	4,963,127
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(287,536)	$(525,803)
Adjustments to reconcile net loss net cash provided by operating activities:
Depreciation and amortization	882,620	793,917
Stock compensation expense	104,714	145,286
Deferred income taxes	—	(70,000)
Current income tax benefit	(100,000)	(160,000)
Equity loss from joint venture	10,750	18,163
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	507,417	1,131,158
Prepaid expenses and other current assets	(91,429)	(91,858)
Other assets	(7,339)	75,000
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(231,108)	(428,440)
Deferred revenue	(217,951)	87,125
Other liabilities	21,318	22,086
Total adjustments	878,992	1,522,437
Net Cash Provided by Operating Activities	591,456	996,634
Cash Flows from Investing Activities:
Acquisition of property and equipment	(198,311)	(214,503)
Capitalized software development costs	(638,582)	(182,083)
Capitalized course costs	(50,098)	(30,021)
Note receivable	—	(900,000)
Repayment of note receivable	—	125,325
Intangibles acquired	(24,000)	—
Additional capital invested in joint venture	(10,000)	—
Net Cash (Used in) Investing Activities	(920,991)	(1,201,282)
Cash Flows from Financing Activities:
Purchase of treasury stock	(83,620)	(475,290)
Dividend paid	(122,989)	(98,473)
Net Cash (Used in) Financing Activities	(206,609)	(573,763)
Net (decrease) in cash and cash equivalents	(536,144)	(778,411)
Cash and cash equivalents, beginning of period	7,007,541	6,720,649
Cash and cash equivalents, end of period	$6,471,397	$5,942,238
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$1,008
Cash paid for income taxes	$—	$80,000
Common stock dividend declared August 9, 2011, paid October 5, 2011	$61,124	$—

_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2011. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies
          Nature of Operations
The Company, a Delaware corporation, was organized in 1981 under the name Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products and services include the following:

•
Video and Internet-based subscription programs, live training seminars and other continuing professional education programs and services for the accounting profession and finance professionals. The Company is a leading provider of training to certified public accountants, accountants in industry and financial professionals.

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
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at September 30, 2011 are capitalized course costs of $342,000, net of accumulated amortization of $182,000.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For both the nine and three month periods ended September 30, 2011 and 2010, the inclusion of Common Stock equivalents would be anti-dilutive.
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
As of September 30, 2011, 337,587 options were outstanding, of which 218,087 and 119,500 had been granted under our 1999 and 2009 Plans, respectively, and of which 207,320 are currently exercisable. In February 2011, the Company granted 5,000 options. These options vest one-third each year commencing one year from date of grant. The exercise price of the grant is $2.37 per share. In August 2011 an additional 99,500 options were granted at an exercise price of $1.99. These options vest as follows: 50,000 of these options vest ratably on each of December 31, 2011, 2012 and 2013; 25,000 options vest in August 2015 and the remaining 24,500 vest in August 2014. In addition, restricted stock grants outstanding as of September 30, 2011 totaled 119,333, none of which had vested. Of these outstanding restricted stock grants, 63,500 were made under the 1999 Plan. In March 2011, the Company’s Compensation Committee granted certain employees and board members a total of 55,833 shares of restricted stock vesting over various periods, not to exceed four years from date of grant. The value of the shares at the date of grant was $2.34. As of September 30, 2011, 224,692 shares are available under the 2009 Plan, of which 145,667 shares are available for stock grants. In July 2011, 1,500 shares issued as restricted stock grants under the 1999 Plan were forfeited. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $105,000 and $145,000 for the nine-month period ended September 30, 2011 and 2010, respectively, and approximately $44,000 and $48,000 for the three-month periods ended September 30, 2011 and 2010 respectively.
As previously noted, the Company granted 5,000 options in February 2011. These options had a fair value of $0.91 per share. The 99,500 options granted in August 2011 had various fair values ranging from $.53 to $.70 per share, dependent on their respective expected lives.
The assumptions used for the nine-month period ended September 30, 2011, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	5.0
Risk-free interest rate	2.3%-4.0%
Volatility	40.0%
Dividend yields	2.5
Weighted-average fair value of options during the period	$0.65
The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Oustanding January 1, 2011	409,798	$4.37	3.47
Granted	104,500	$2.01	9.75
Exercised	—	—	—
Forfeited/expired	(176,711)	$5.31	—
Outstanding at September 30, 2011	337,587	$3.15	6.64
Exercisable at September 30, 2011	207,320	$3.81	4.89

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary difference between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $2,106,000 at September 30, 2011 which is partially offset by a reserve in the amount of $816,000. For the nine months ended September 30, 2011, the Company recorded a current income tax benefit of $100,000 principally attributable to its net loss for the period which is expected to be utilized against taxable income generated in future quarterly periods in 2011. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During the nine month period ended September 30, 2011, the Company purchased 38,228 shares of its Common Stock for approximately $83,620. On August 9, 2011 the Company declared a quarterly dividend of $.0125 per share that was paid on October 5, 2011 to shareholders of record on September 16, 2011. In March 2011 the Company granted 55,833 shares of restricted common stock under the 2009 Plan. In August 2011 1,500 shares of restricted stock granted under the 1999 Plan were forfeited.
Note 6. Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This amendment is effective for years beginning after December 15, 2011 and the Company does not believe that amendment will have any material impact on its financial statements.
Note 7. Subsequent Events
On November 8, 2011, the Company's board of directors declared a dividend of $.0125 per common share payable on January 5, 2012 to shareholders of record as of December 14, 2011. In addition, the board voted to extend its stock buy-back program until November 8, 2012, and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000.

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

offer.
Over the last five years, our annual net revenues grew from $12.5 million to a high of $19.3 million in 2009 and dropped to $17.6 million in 2010. We believe the decline in revenues from 2009 to 2010 was primarily due to general economic conditions. We believe that the overall growth in net revenues through 2009 was due in large part to the acquisitions of companies, assets and product lines that we completed between 2006 and 2009. Our most recent acquisition was in February 2011, when we acquired “This Week in Accounting,” a weekly update on current accounting issues directed to accountants in both public and private practice. This series is delivered in a webinar format and qualifies for continuing professional education credits. We have subsequently launched two new webinar based products, "This Week in Taxation," and "This Week in Business Taxes," both of which are now available as part of our core subscription libraries and both of which qualify for continuing professional education credits.
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
Business acquisitions or strategic asset purchases are our preferred strategy to increase the breadth and depth of our current product offerings. Unless there are other compelling reasons, we will only consider acquisitions that we believe will be accretive within the first year of ownership. Ultimately, however, our goal is to maximize shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by the amount of capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions. We cannot assure that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.
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
On November 8, 2011 we declared a dividend of $ .0125 per common share payable on January 5, 2012 to shareholders of record on December 14, 2011. The Board also approved an extension of the stock buy back program and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000.
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
Impairment of long-lived assets
We review long-lived assets and certain intangible assets at least annually or when events or circumstances indicate that the carrying amounts may not be recovered.
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

Results of Operations
Net revenues from our core subscription products have remained consistent while net revenues from custom work continue to decline, a result of, we believe, the lingering effects of the recession and increased competition. In addition, an industry-wide slow-down in live-training attendance has adversely affected our live training business. To address these market conditions, we continue to cut expenses and staff when appropriate.
Comparison of three months ended September 30, 2011 and 2010
We recorded a $272,000, or 7.0%, decrease in net revenues in the 2011 period compared to the 2010 period. Due to the significant cuts we made in direct expenses during 2010 our gross profit margin increased from 57% in the 2010 period to 59.2% in the 2011 period. However, due to lower revenues, our gross profit decreased $74,000, from $2.22 million in the 2010 period to $2.14 million in the 2011 period. Operating results for the 2011 period were impacted by a decline in revenues from most of our divisions, while general and administrative expenses remained relatively stable. We did experience a moderate increase in net revenues from our Working Value Ethics and our financial services divisions in the third quarter of 2011 as compared to 2010. We believe these fluctuations in revenues from period to period are not indicative of any long-term expectations as we are still feeling the effects of the general economic climate. We believe that demand for custom work trails the general economy as it takes longer for our customers and potential customers to make decisions on these projects because of budgetary constraints and other issues that impact these decisions. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. We also see a moderate decline in our live training divisions as clients face budgetary constraints and staff availability to attend these seminars.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues.
The following table compares our statement of operations data for the three-months ended September 30, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,
	2011		2010
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,616,116	100.0%	$3,888,217	100.0%	(7.0)%
Cost of revenues	1,474,094	40.8%	1,672,108	43.0%	(11.8)%
Gross profit	2,142,022	59.2%	2,216,109	57.0%	(3.3)%
Selling, general and administrative	2,028,763	56.1%	2,049,364	52.7%	(1.0)%
Depreciation and amortization	307,110	8.5%	283,353	7.3%	8.4%
Total operating expenses	2,335,873	64.6%	2,332,717	60.0%	0.1%
Operating loss	(193,851)	(5.4)%	(116,608)	(3.0)%	66.2%
Other (loss) income, net	52	—%	23,291	(0.6)%	(99.8)%
Net loss before income tax	(193,799)	(5.4)%	(93,317)	(2.4)%	107.7%
Provision for income tax	19,088	0.5%	(15,585)	(0.4)%	(222.5)%
Net loss	$(174,711)	(4.8)%	$(108,902)	(2.8)%	60.4%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $291,000 decrease in net revenues in the Accounting/Finance division; (ii) a $71,000 decrease in net revenues from our Skye subsidiary (iii) a $16,000 decrease in net revenues from our Engineering division; and (iv) a $19,000 decrease in net revenues from our video production, consulting and technology training divisions. These decreases were offset, in part, by a $76,000 increase in net revenues from our Financial Services division and a $49,000 increase in net revenues from our SmartPros Legal and Ethics subsidiary. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.
In the third quarter of 2011, net revenues from the Accounting/Finance division were $2.64 million, or 73% of net revenues, compared to $2.93 million, or 75% of net revenues, in the comparable 2010 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis decreased slightly from $2.05 million in the 2010 period to $2.0 million in the corresponding 2011 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based were relatively constant from 2010 to 2011, while live-training revenue decreased by $246,000 in the 2011 period from the 2010 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2011 period, net revenues from online sales of accounting products accounted for approximately $1.04 million, or 29% of net revenues, compared to $1.08 million, or 28% of net revenues, in the comparable 2010 period. Net revenues from our Loscalzo live training subsidiary decreased $165,000 in the 2011 period compared to the 2010 period due to a combination of decreased attendance at seminars and timing differences. Our EEI live training division generated $31,000 in revenue in the 2011 period as compared to $112,000 in 2010 period. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. In 2011, EEI has introduced new products and services to its clients while eliminating some of the lower performing offerings in its course catalog which resulted in lower revenues that were offset by substantial savings in costs.
For the three-months ended September 30, 2011, Skye generated net revenues of $134,000 compared to $205,000 in the third quarter of 2010. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the decrease in Skye’s net revenue is not indicative of any long-term trends as business organizations are continuing to study these types of products and their cost effectiveness. Skye is currently working on the introduction of new products and continues to market its iRflect product developed in a joint venture.
Our Financial Services Training division generated $498,000 of net revenues in the quarter ended September 30, 2011. For the quarter ended September 30, 2010, this division generated $422,000 of net revenues. The increase is due primarily from custom work, and offset by reduced subscription-based revenues. However, this division has approximately $285,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing in 2012.
For the quarter ended September 30, 2011, SLE had net revenues of $150,000 compared to net revenues of $101,000 for the comparable 2010 quarter. For the 2011 period, $107,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $43,000 was generated by the Cognistar Legal division, as compared to $17,000 and $84,000, respectively, in the 2010 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $148,000 of net revenues in the third quarter of 2011 compared to $163,000 in the third quarter of 2010. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses, which we anticipate doing in 2011. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication and information technology in the third quarter of 2011 were $46,000. In comparison, these divisions recorded $65,000 of net revenue for the third quarter of 2010.
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
Our gross profit margin increased for the three-months ended September 30, 2011 to 59.2% compared to 57% for the three-months ended September 30, 2010. This increase is attributable, in part, to product mix and cost reductions made during 2010 and 2011, primarily in staffing. We outsource a substantial amount of technology projects to countries where labor costs are lower than they are in the United States. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. Some of these costs are capitalized.
Cost of revenues decreased by $198,000, or by11.8% in the 2011 period compared to the 2010 period, primarily due to a reduction in payroll and related costs of $136,000 in the 2011 period compared to the 2010 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $20,000. This decrease is directly related to the completion of technology upgrades and custom work in SLE's Working Values Ethics and Compliance division. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $21,000. The decrease is primarily attributable to reduced costs from our live training business as we reduced the number of offerings. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Accounting Codification Standards that replaced the FASB accounting pronouncements.

•
Royalties. Royalty expense increased in the three-months ended September 30, 2011, compared to the corresponding 2010 period by $27,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel decreased by $136,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were $118,000 for the third quarter of 2011 as compared to $166,000 for the third quarter of 2010. The decrease of $48,000 is primarily related to reduced costs such as hotels and travel for speakers for our live seminar business as we reduced the number of offerings in the current period.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2011 period decreased $21,000, or 1.0%, compared to the 2010 period. This decrease is primarily attributable to reduced payroll and related costs.
Compensation expense in the 2011 period decreased by $52,000 compared to the 2010 period. We had 52 and 54 full-time general and administrative employees at September 30, 2011 and 2010, respectively. The decrease in costs is primarily from savings in management salaries from our Loscalzo subsidiary. In addition, compensation expense includes stock based compensation expense of $44,000 for the 2011 period and $49,000 for the 2010 period, a reduction of approximately $5,000.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by $31,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expenses increased by $24,000 in the third quarter of 2011 compared to the third quarter of 2010 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to continue to increase as we replace computer equipment, capitalize internal costs for the development of new courses and other technology and amortize intangibles acquired through acquisitions. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the three-months ended September 30, 2011, the operating loss was $194,000 compared to an operating loss of$117,000 in the corresponding 2010 period, primarily a result of reduced revenues.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the third quarter of 2011 we had de minimis net other income compared to net other income of $23,000 in the third quarter of 2010, which was primarily interest income. The loss from our 50% interest in the iReflect joint venture was $1,600 in the current period compared to $16,500 in the 2010 period principally as a result of our share of expenses relating to the development of a new version of the software.
Income taxes
For the current period, we recorded a current income tax benefit of $19,000, after accruing $1,000 for state income taxes as compared to a current provision for income taxes in the 2010 period of $15,600.
Net loss
For the three-months ended September 30, 2011, we recorded a net loss of $175,000, or $0.04 per share, basic and diluted, compared to a net loss of $109,000 or $0.02 per share, basic and diluted, for the three-months ended September 30, 2010.

Comparison of nine months ended September 30, 2011 and 2010
We recorded a $753,000, or 6%, decrease in net revenues in the 2011 period compared to the 2010 period. However, because we made significant cuts in direct expenses during 2010 and 2011, our gross profit increased from $6.63 million in the 2010 period to $6.86 million in the 2011 period and our gross profit margin for the 2011 period was 58.2% compared to 52.8% in the 2010 period. In addition, our operating loss and our net loss for the 2011 period was lower than it was for the 2010 period. Operating results for the 2011 period were impacted by a decline in custom work from Skye as well as a decline in revenue from our live seminar divisions. Our Financial Campus division also had non-repetitive business in the first half of 2010. We believe these trends continue to reflect the general economic conditions. We believe that demand for custom work trails the general economy as it takes longer for our customers and potential customers to make decisions on these projects because of budgetary constraints and other issues that impact these decisions. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. However, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues.
The following table compares our statement of operations data for the nine-months ended September 30, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine Months Ended September 30,
	2011		2010
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$11,790,735	100.0%	$12,543,209	100.0%	(6.0)%
Cost of revenues	4,931,799	41.8%	5,916,283	47.2%	(16.6)%
Gross profit	6,858,936	58.2%	6,626,926	52.8%	3.5%
Selling, general and administrative	6,343,543	53.8%	6,597,808	52.6%	(3.9)%
Depreciation and amortization	882,620	7.5%	793,917	6.3%	11.2%
Total operating expenses	7,226,163	61.3%	7,391,725	58.9%	(2.2)%
Operating loss	(367,227)	(3.1)%	(764,799)	(6.1)%	(52.0)%
Other (loss) income, net	(4,397)	—%	31,081	0.2%	(114.1)%
Net loss before income tax	(371,624)	(3.2)%	(733,718)	(5.8)%	(49.4)%
Benefit from income tax	84,088	0.7%	207,915	1.7%	(59.6)%
Net loss	$(287,536)	(2.4)%	$(525,803)	(4.2)%	(45.3)%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $187,000 decrease in net revenues in the Financial Services division; (ii) a $237,000 decrease in net revenues from Skye; (iii) a $240,000 decrease in net revenues from our Accounting/Finance division; (iv) a $105,000 decrease in net revenues from our Engineering division and; (v) a $69,000 decrease in revenues from our other divisions. These decreases were offset by a $85,000 increase in net revenues from our SLE subsidiary.
In the first nine months of 2011, net revenues from the Accounting/Finance division were $8.79 million, or 75% of net revenues, compared to $9.03 million, or 72% of net revenues, in the comparable 2010 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis decreased slightly from $6.04 million in the 2010 period to $6.03 million in the corresponding 2011 period. Net revenues from other projects in our Accounting/Finance division that are not subscription based decreased $35,000 from the 2010 period to the 2011 period, while live-training revenue decreased by $191,000 in the 2011 period from the 2010 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2011 period, net revenues from online sales of accounting products accounted for approximately $3.12 million, or 26% of net revenues, compared to $3.11 million, or 25% of net revenues, in the comparable 2010 period. Net revenues from our Loscalzo subsidiary decreased $77,000 in the 2011 period compared to the 2010 period due to decreased attendance at live seminars and timing differences. However, our EEI live training division generated $951,000 in revenue in the current period as compared to $1.07 million in 2010 period, as they reduced the number of course offerings, but introduced new products and services to their clients.
For the nine-months ended September 30, 2011, Skye generated net revenues of $670,000 compared to $907,000 in the first nine months of 2010. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the decrease in Skye’s net revenue reflects general economic conditions as business organizations are continuing to defer these types of products in order to cut costs.
Our Financial Services Training division generated $1.3 million of net revenues in the nine-month period ended September 30, 2011, as compared to $1.48 million of net revenues in the 2010 period. This decrease is due primarily from a reduction in custom work and some reduced subscription-based revenues.
For the nine-months ended September 30, 2011, SLE had net revenues of $494,000 compared to net revenues of $409,000 for the comparable 2010 period. For the 2011 period, $258,000 of SLE’s net revenues was generated by the Working Values ethics and compliance division, and $236,000 was generated by the Cognistar Legal division, as compared to $125,000 and $284,000, respectively, in the 2010 period. Net revenues generated by the Working Values ethics and compliance division are derived primarily from custom consulting work. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $407,000 of net revenues in the first nine-months of 2011 compared to $512,000 in the first nine months of 2010. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses, which we anticipate doing in 2011. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication, consulting and information technology in the 2011 period were $138,000. In comparison, these divisions recorded $207,000 of net revenue for the comparable 2010 period.
Cost of revenues
Our gross profit margin increased to 58% for the nine-months ended September 30, 2011, compared to a gross profit margin of 53% for the nine-months ended September 30, 2010, even with a decline in net revenues. This increase is attributable, in part, to cost reductions made during 2010 and 2011, primarily in staffing.
Cost of revenues decreased by $984,000 in the 2011 period compared to the 2010 period. Outsourced labor related to both live training and other products decreased $177,000. Payroll and related costs decreased $563,000 in the 2011 period compared to the 2010 period. Royalty expense increased by $15,000.

•
Outside labor and direct production costs. The cost of outside labor, which is primarily video production and technology personnel, decreased $177,000. This decrease is directly related to the reduced revenue from custom projects and the completion of technology upgrades. Direct production costs decreased $146,000. The decrease is primarily attributable to the reduction in custom projects and honorariums to speakers at our live seminars. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes such as the Codification of Accounting Standards that replaced the FASB accounting pronouncements.

•	Royalties. Royalty expense increased in the nine-months ended September 30, 2011, compared to the corresponding 2010 period by $15,000.

•
Salaries. Overall, payroll and related costs attributable to production personnel decreased by $563,000 after capitalizing a portion of these costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•
Other production related costs. These costs were $609,000 for the first nine-months of 2011 as compared to $721,000 for the first nine-months of 2010. The decrease of $113,000 is primarily related to reduced costs such as venue costs and travel associated with live seminars.

Selling, general and administrative expenses
Selling, general and administrative expenses for the 2011 period decreased $254,000, or 3.9%, compared to the 2010 period. This decrease is primarily attributable to reduced payroll and related costs.
Compensation expense in the 2011 period decreased by $281,000 compared to the 2010 period. We had 52 and 54 full-time general and administrative employees at September 30, 2011 and 2010. The decrease in cost is primarily from savings in management salaries from our Loscalzo subsidiary and sales salaries. In addition, compensation expense includes stock based compensation expense of $105,000 for the 2011 period and $146,000 for the 2010 period, a reduction of approximately $41,000. Our other selling, general and administrative costs, exclusive of compensation costs, increased $27,000.
Depreciation and amortization
Depreciation and amortization expenses increased by $89,000 in the first nine-months of 2011 compared to the comparable period in 2010 primarily from the amortization of acquired intangibles assets and from capitalized costs relating to internally-developed assets.
Operating loss
For the nine-months ended September 30, 2011, the operating loss was $367,000 compared to an operating loss of $765,000 in the corresponding 2010 period.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first nine-months of 2011 we had an expense of $4,400 compared to other income of $31,100 in the first nine-months of 2010. The loss from our 50% interest in the iReflect joint venture was $10,750 in the current period compared to $18,200 in the 2010 period principally as a result of our share of expenses relating to the development of a new version of the software.
Income taxes
For the current period, we recorded a current income tax benefit of $84,000 as compared to a current benefit in the 2010 period of $208,000. We anticipate that this amount will be absorbed into operations over the balance of the year.
Net loss
For the nine-months ended September 30, 2011, we recorded a net loss of $288,000, or $0.06 per share, basic and diluted, compared to a net loss of $526,000 or $0.11 per share, basic and diluted, for the nine-months ended September 30, 2010.

Liquidity and Capital Resources
At September 30, 2011, we had no long-term debt.
Our working capital as of September 30, 2011 was approximately $2.5 million compared to $2.9 million at December 31, 2010. Our current ratio at September 30, 2011 was 1.39 to 1 compared to 1.44 to 1 at December 31, 2010. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.3 million at September 30, 2011 and $5.5 million at December 31, 2010.
At September 30, 2011, we had cash and cash equivalents of $6.47 million. For the nine-months ended September 30, 2011, we reported a net decrease in cash and cash equivalents of $536,000 that includes $591,000 of cash provided by operating activities, $921,000 of cash used in investing activities and $207,000 used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At September 30, 2011, we had approximately $1.64 million in receivables and $944,000 in payables, as compared to $2.15 million of receivables and $1.11 million in payables at December 31, 2010.
On November 8, 2011, the board of directors declared a dividend of $.0125 per common share payable on January 5, 2012 to shareholders of record as of December 14, 2011. The Company's board of directors voted to extend its stock buy back program through November 8, 2012, and replenished the funds reserved to purchase shares of our common stock on the NASDZQ Capital Market to $750,000.
For the 2011 period, net cash used in investing activities was $921,000, which included capital expenditures of

$198,000, consisting primarily of computer equipment and software purchases, $639,000 for software development costs relating to new products, and $50,000 for course development. We purchased certain intangible assets, primarily a program known as “This Week in Accounting” for $24,000. We also made an additional capital contribution to our iReflect joint venture of $10,000. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities reflects the purchase of our shares from one of our key employees and in the open market. During the nine-month period ended September 30, 2011, we purchased 38,228 shares of our common stock for approximately $84,000. On August 9, 2011, we declared a dividend of $.0125 per common share that was paid on October 5, 2011 to shareholders of record as of September 16, 2011. We paid approximately $123,000 in dividends through September 30, 2011.
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
None
Company Purchases of its Equity Securities
During the three month period ended September 30, 2011, 24,328 shares were purchased at a cost of $51,187.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July1-31, 2011)	-	-	-	$607,099
Month #2 (August 1-31, 2011)	24,328	2.10	—	—
Month #3 (September 1-30, 2011)	—	—	—	—
Total	24,328	2.10	—	$555,912
On November 8, 2011, the Company's board of directors voted to extend the stock buy back program through November 8, 2012, and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000.

Item 3. Defaults Upon Senior Securities
None.

Item 4. [REMOVED AND RESERVED.]

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Instance Document

101.CAL (1)	XBRL Taxonomy Extension Schema Document

101.SCH (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

(1) Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference to such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	November 8, 2011	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2011	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)