Form 10-K
period 2011-12-31
SmartPros Ltd.
filed 2012-03-27
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(914) 345-2620

Issuer’s Telephone Number Including Area Code
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.0001 per share	NASDAQ Capital Market
Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                               Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,831,991 based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 30, 2011 the last business day of the Company’s most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant’s classes of common equity, as of March 23, 2012: 4,797,231
DOCUMENTS INCORPORATED BY REFERENCE
The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 29, 2012, with respect to its 2012 Annual Meeting of Stockholders.

SMARTPROS LTD.
Form 10-K Annual Report
________________________________________________________________________________________________________________________

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
Overview
We provide learning and training solutions in content areas that target specific markets, including accounting/finance, legal, engineering, securities, and insurance — all of which have licensing and mandatory continuing education (CE) requirements — as well as banking and information technology. We also provide training in finance, governance, ethics and compliance for the general corporate market. We offer text and video-interactive courses, live training, Webinars and produce custom-designed programs with delivery methods best suited to the specific needs of our clients. Our customers include professional firms and companies of all sizes that purchase our courses for use by their employees, individuals who purchase our courses, programs or subscriptions on a retail basis, state CPA societies, and numerous professional organizations. Our e-marketing and e-commerce divisions sells ads on our Websites and develops customized newsletters and marketing programs for our clients.
Our learning solutions for professionals are designed to meet the initial and/or the ongoing licensing and continuing professional education requirements imposed by governmental agencies and professional standards organizations.

•
Most of the courses in our accounting/finance library are designed to meet the standards and adhere to the requirements of all state boards of accountancy and those of various professional and certifying organizations. These courses are also available to provide educational support for beginning to intermediate-level learners who are not required to take regulatory requirements for CE, allowing clients to deploy our libraries to address learning needs for their entire organization.

•
Most of our engineering courses have been approved for continuing professional development credit offerings by one or more organizations, including the American Society of Civil Engineers (ASCE), the National Society of Professional Engineers (NSPE) and the American Council of Engineering Companies (ACEC). In addition, we offer courses that help candidates prepare for licensing exams in various engineering disciplines.

•
Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial services professionals, including insurance brokers, bankers and licensed security industry professionals. CE requirements for licensed insurance agents are very complex, vary from state to state, and are usually set through legislative action carrying the force of law. Our financial services library includes courses that meet insurance CE requirements for every state insurance regulatory authority.

•
All or a portion of our continuing legal education (CLE) library is accredited in thirteen states and the United Kingdom some of our courses are approved in an additional nine states. Unlike the accounting and engineering professions where a national organization oversees the approval process for continuing education courses, in the legal profession each state’s bar, judiciary or other organization controls the approval process.

•
In the general corporate market, our training solutions are designed to meet corporate learning objectives applicable to specific skills and issues regarding integrity, compliance and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. We also provide training solutions for sales and other personnel as well as product training for end users.

Our products are available in multiple formats, including print, CD-ROM, DVD and online. We continue to offer our products over the Internet as we believe that is, and will continue to be, our fastest growing delivery channel. Currently, we offer live seminars directed to accountants, legal professionals, and financial services professionals delivered through a number of different channels, including public seminars and customized in-house programs. Our video and online solutions are flexible, cost-efficient and easy to use. They represent cost-effective alternatives to the traditional classroom setting, avoiding travel costs, scheduling difficulties and lost productivity. In addition, we offer clients a robust, comprehensive learning management system (LMS) now known as the SmartPros' eCampus (eCampus), which we launched in 2011. eCampus now houses all of our content and will eventually replace our current LMS, the Professional Educational Center (PEC), which is still being used by many of our clients. Once the PEC is phased out entirely, all of our customers will reside on a single platform. eCampus provides clients and their employees a platform to fulfill their continuing education requirements online and to track their usage and performance.

Corporate History
We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc., and in June 2001 we changed our name to SmartPros Ltd.
Industry Background
The American Society for Training and Development (ASTD), in its 2010 State of the Industry report, estimated that in 2009 U.S. organizations spent $126 billion on employee learning and development. ASTD estimates that U. S. organizations spent $1,228 per employee on learning and development in 2010. Nearly two-thirds was spent on the internal learning function, such as staff salaries and internal development costs. The remainder was allocated to external services such as workshops, vendors and external events.
Professional and corporate training historically was dominated by traditional classroom instruction. However, advances in communications technology are changing the manner in which corporate training is developed, delivered and tracked. Further, competition demands that today's professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led - and we believe will continue to drive - the demand for professional and corporate training solutions available in flexible and cost-effective formats.
Accounting and Finance
The accounting and finance market includes: certified public accountants, certified management accountants, certified internal auditors and corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements.
The American Institute of Certified Public Accountants (AICPA) claims it has over 369,000 members representing approximately 60 percent of all the certified public accountants in the United States. Approximately 42 percent of the membership of the AICPA is serving in corporate positions, with the balance in professional services, education, government and other. Based on this, we estimate there are currently more than 600,000 CPAs and financial professionals that require continuing professional education (CPE) credit to maintain their license to provide professional services and hundreds of thousands of other financial management professionals that require CPE credit to keep their certifications up to date and in good standing. Beyond the audience of professionals meeting mandated CPE requirements, the Bureau of Labor Statistics in 2010 estimates over 2.1 million accounting and finance professionals are employed in the U.S.
To maintain their licenses, accounting professionals must satisfy the CPE requirements mandated by the state boards of accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state (other than Wisconsin) and the District of Columbia and the U.S. Territories (other than the Virgin Islands) generally requires an average of 40 hours of CPE credit annually to maintain an accounting license. In 40 states, the District of Columbia and Puerto Rico courses offered by the National Registry of CPE Sponsors, a registry of sponsors approved by the National Association of State Boards of Accountancy (NASBA), automatically qualify for CPE credit. We are an approved NASBA sponsor.
Engineering
According to the Bureau of Labor Statistics, in 2010 there were 1.5 million engineers in the United States and over 600,000 construction managers. In addition, there are over 475,000 engineering technicians who may also need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering (FE Exam), is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2010 approximately 40,000 engineers sat for the FE Exam and 79% passed. In addition, engineers who pass the FE Exam must then take a second exam to be licensed as a professional engineer in a specific area, such as civil engineering or mechanical engineering. For example, the Professional Engineering Civil exam (PE Civil Exam) is the highest-level exam for civil engineers. This exam is also given twice a year, in April and October. In 2010, 65% of the engineers who took the PE Civil Exam passed.
Many states also require licensed professional engineers to complete a minimum number of professional development hours to maintain their professional licenses. Unlike the accounting and finance market, where there is a reasonable amount of uniformity, in the engineering field each of the states requiring professional development hours sets its own standards. The number of hours required by the states varies from 16 per year to 30 every two years. In most instances, the states rely on various professional organizations to certify whether a particular course qualifies for professional development credit.

Legal
Forty-five states require some form of CLE with requirements ranging between 10 hours per year to 45 hours every two or three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession, each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult.
Financial Services
Financial services firms, such as banks, brokerage houses and insurance companies, have employees, other than accountants and lawyers, who hold various licenses granted by the federal and/or state governments or administrative agencies that require continuing education or need training to prepare for their various professional licensing examinations.
Ethics & Compliance
Over the last 10 years, legislators, government and market regulators, the investment community and the general public have become more focused on issues involving corporate governance, ethics and compliance. Allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations and financial institutions has fueled this new consciousness. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. In response, the U. S. Congress passed the Sarbanes-Oxley Act of 2002, which imposes corporate governance standards on publicly traded companies and authorizes the national securities exchanges and other regulatory bodies to impose their own strict standards. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public.
Information Technology
To the best of our knowledge there are no governmental continuing education requirements applicable to IT personnel. However, given the pace and frequency with which existing technologies evolve and new technologies are developed, continuing education is imperative for information technology professionals.
Our Business
Since becoming a public company in 2004, our business has expanded significantly, primarily through acquisitions. Today, we serve five professional markets (accounting/finance, engineering, financial services, legal and information technology) and provide training solutions to a wide range of clients in various industries.
Our business is designed to satisfy the growing needs of:

•	professionals and their employers to comply with initial and continuing professional education requirements in a flexible and cost-effective manner;

•	businesses to provide their employees and managers with training programs addressing the needs of their respective industries, corporate governance, ethics and compliance issues; and

•	professionals and businesses to be able to track and monitor their and their employees’ compliance with continuing education requirements and to assess the effectiveness of their educational programs.
To address these needs, we have approximately 2,600 hours of programs currently available in one or more formats including print, videotape, CD-ROM, DVD or online, consisting of the following:

•	1,200 hours in accounting/finance,

•	600 hours in engineering,

•	600 hours in banking, securities and financial services,

•	100 hours in legal training, and

•	100 hours in information technology.
These figures do not take into account custom-designed courses or live training programs. Through Skye and some of our other divisions, we develop customized courses based on specifications provided to us by our clients in both financial and non-financial industries. In addition, Loscalzo and EEI provide live training programs for accounting and financial professionals, Selbst provides live training programs for financial services and Skye designs customized courses for corporate clients in various sectors, including pharmaceuticals. Most of our courses are designed to accommodate both group and self-study.

We are now able to provide our clients that have employees with various educational needs our multiple libraries. As all our libraries are supported by our LMS this provides a better learning solution for them. For example, many of our information technology titles are particularly relevant to our financial library audience helping those professionals engaged in audit oversight of their corporate IT departments.
The vast majority of courses in our accounting and finance professional libraries are designed to meet the standards and requirements of all state boards of accountancy and those of the AICPA, Institute of Management Accountants (IMA), Institute of Internal Auditors (IIA), the Association of Financial Professionals (AFP) and the Association of Government Accountants (AGA). We are a registered sponsor of continuing professional education with NASBA, and in New York and Texas. NASBA also confers the status of Quality Assurance Service on organizations that offer self-study courses that meet the requisite standards. We have met those standards and received that status. As a result, our designated programs qualify for CPE credit in all 50 states for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.
Our engineering products include courses designed to help prepare engineers for the FE Exam, the basic entry-level licensing exam, and the subsequent professional engineering licensing exam (PE Exam). We offer courses for PE exam candidates in mechanical, electrical power, civil, environmental and chemical engineering. Our courses are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available in print, CD-ROM, DVD and/or online. We also produce courses for project management, review courses for the "Certified in Production and Inventory Management" certificate, “green” engineering and the Leadership in Energy and Environmental Design Green Certification (LEED GA) exam review. We also offer courses from our SPA library, such as "Accounting for Non-Accountants."
Our SmartPros Legal and Ethics, Ltd. (SLE) subsidiary develops ethics and compliance training and CLE programs. Ethics and compliance programs, designed and offered by our Working Values division, are designed to align workplace behavior with legal standards and prevailing community expectations regarding corporate conduct. We also develop modular training strategies that track specific risk areas identified by the client. Our library of customizable learning tools, in digital and print formats, enables us to develop training solutions tailored to the individual corporate cultures of each client at competitive prices. The result is an integrated program that closely reflects the culture of, and the issues facing, the client while still maintaining the cost advantages of a generic solution.
SLE’s Cognistar division provides learning solutions to the legal and corporate compliance market. Cognistar products include accredited CLE programs and customized corporate training programs. These include self-paced courses in a content-rich, engaging environment. Taking full advantage of the Internet, these solutions are provided at significantly lower cost than other continuing education experiences.
Our Skye Multimedia, Ltd. (Skye) subsidiary custom designs training programs for a number of industries including pharmaceutical, financial services and others. Skye has developed a suite of sales training tools, including iReflect (a joint venture of which we own 50 percent), Role-Play Certification Tool and the Coaching Toolkit. Individually, these tools provide innovative solutions for training and coaching. Collectively, in combination with Skye's custom e-learning development they provide a complete learning solution from initial training to reinforcement for a variety of job roles such as sales and customer service.
SmartIT, our information technology training division's library known as WatchIT, includes more than 100 courses providing relevant briefings to executives, technologists and consultants with up-to-date information in the ever-changing technology landscape.
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
          Financial Executives International (FEI) and Institute of Management Accountants (IMA). FEI and IMA both market our Financial Management Network (FMN). We are responsible for producing the product with FEI and IMA, assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SmartPros Advantage (SPA) line of products through FEI and IMA. EEI also offers live programs to FEI members.

          Institute of Internal Auditors. IIA offers the online version of FMN and SPA to its members through a co-branded PEC.
          State Societies of Certified Public Accountants. A number of state societies offer our products through their own co-branded PEC.
Our Strategy
Our objective is to be a leading provider of professional and corporate training solutions in the United States. To achieve this goal, we will pursue the following strategies:
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
Develop new products and applications. We continue to develop new products that utilize our existing content as well as entirely new content. Examples of new product development and new product lines include Skye's iReflect, Role Play Certification Tool and The Coaching Toolkit, SmartPros eLP, CourseBuilder 2.0 and Green Engineering, all of which are discussed elsewhere in this Item 1. We are continuously adding courses to our various libraries and seeking new marketing partners. With the launch of eCampus in the spring of 2011, we are now able to promote and access all of our online content and training solutions through one seamless, user-friendly portal. We are developing applications that run on iPads and other mobile devices and enabling the content in our libraries to run on these devices as well.
Expand within existing markets and into new markets. We continue to focus on expanding our market share in the verticals we currently serve particularly engineering, legal, financial services and information technology, where we feel our market share is relatively small. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative such as healthcare, safety and personal development. Our sales efforts are also directed to providing a complete learning solution to our clients who have employees with various disciplines and educational needs.
Make strategic acquisitions. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions. Since our initial public offering in October 2004, we have consummated ten acquisitions ranging in size from $24,000 to approximately $4.4 million.
Keep pace with technology. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of the Internet as a content delivery tool will continue, making it an increasingly important medium for distributing our products. At the same time, we recognize that new technologies may emerge that will complement our model for flexible delivery of content.
Expand existing alliances and enter into new strategic alliances. We believe that alliances with professional organizations and associations and commercial content providers are important to our growth and competitive position in the industry. We plan to try to broaden these existing relationships and seek new ones.
Our Products and Services
The following are our products and services:
     Accounting and Finance
Our accounting and finance libraries, exclusive of Loscalzo and EEI (as described below), contain over 1,200 credit hours of content. Except for SmartPros Advantage (discussed below), which is only available online, our other accounting and finance programs are available either in DVD format or online. In addition, we can also deliver instruction through live or recorded Webinars. This format can be used for either group or self-study. The online format is for self-study only and is available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. In most states, video and online self-study programs qualify for two hours of continuing professional education credits, while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription (one, two or three years), the number of users and the number of libraries covered.
          Loscalzo. Loscalzo offers seminar programs covering a variety of accounting, auditing and assurance topics (including those that meet both the 24 hour and 80 hour Yellow Book requirement for governmental audits), employee benefit plans, governmental auditing, not-for-profit auditing, risk assessment auditing, fraud, professional ethics and staff training. These courses are offered through various state CPA societies, accounting and professional services firms, association of accounting firms and corporations. We also conduct our own training seminars in two states and have the ability to deliver instruction through live Webinars or recorded Webcasts.
          Executive Enterprise Institute. EEI offers a series of live training seminars in both the corporate and public accountant marketplace. Some of the courses qualify for CLE credit as well. These seminars are usually one to three day events held in various locations throughout the United States and include topics such as international taxation as well as accounting standards and Securities and Exchange Commission updates. EEI also offers in-house training to meet its client’s specific needs through various mediums, and CPE administration.
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
This Week in Accounting and This Week in Taxation. Each of these products is a series of one hour weekly Webinars covering current topics applicable to accounting and tax professionals. Each of these products generally qualifies for one hour of CPE credit.
Custom Products. In addition to the subscription-based libraries above, we also produce customized programs for our clients. In some cases, the client will author the content and retain us to videotape the program and convert it into a digital format that can be distributed via the Internet or internally through a corporate intranet. In other cases, we will write and produce the entire program for the client. We then deliver this custom content either through our proprietary LMS, the client’s own LMS, or through live training. These customized products can be designed to qualify for CPE credit. We can also do CPE administration for courses or programs produced by our clients.
Engineering
Our engineering library includes the following:
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
PE Civil Exam Review. Our interactive PE Civil Exam review course for civil engineers was developed jointly with the American Society of Civil Engineers (ASCE) and the Boston Society of Civil Engineers and is designed to prepare engineers for their professional licensing exam. The PE Civil Exam review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems comparable to the problems found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: geotechnical, structural, transportation, water resources, environmental, and construction. In addition, there are two bonus sections — economics and surveying review — to help prepare for the exam.

We also offer a series of self-study PE Civil Exam preparation courses that cover the civil, mechanical, electrical and chemical disciplines. This coursework, which covers the same set of modules as our CD-ROM or online version, is a paper-based, self-study format that provides for instructor mentoring via e-mail, telephone or submission of mini-exams for grading. The environmental and mechanical course work is available on CD-ROM.
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
Green Engineering. In 2009 we launched a Green Engineering Website (www.greenengineering.smartpros.com) to provide online courses to meet the green and sustainable engineering and clean power education needs in the engineering marketplace. The site includes a new series of exam preparation courses for the LEED GA certification in compliance with the U.S. Green Building Council requirements. We also offer power management courses for mission critical power and efficient sustainable energy education through a joint distribution arrangement with Power Management Concepts, a technology company. These courses are eligible for professional development credits.
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

•
Tools to assess employee attitudes and awareness of critical integrity and anti-fraud risks and also an assessment that provides an objective snapshot of the values that underlie employee behavior, making it possible to translate qualitative data into quantitative data.

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

Compliance and Ethics Effectiveness Quotient is a best practices and principles benchmark designed to help organizations build ethical and engaged cultures. It does this by providing a framework for evolution into an organization whose employees are highly aligned with the organization’s values, standards, vision and mission. It draws on industry best practices from various disciplines including compliance, ethics, legal, risk management, human resources and internal audit.
Legal
Cognistar offers approximately 100 online CLE courses. These courses are accredited for over 100 hours of CLE credit in approximately 22 states. Not every course is approved in each state. In addition, Cognistar develops customized courses for its clients on a consulting basis.

Financial Services

Our Financial Services division includes our FinancialCampus (FC) libraries and Selbst. FC sells online training courses for the banking, insurance and securities industries. Selbst primarily provides live training to those industries.
This division has over 300 courses totaling over 600 hours in the banking, securities and insurance areas. Course offerings include: banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, securities, ethics, anti-money laundering, financial planning and industry-related sales and service. Approximately 100 of these courses have been accredited by various state departments of insurance for continuing education credit. Many other courses have been approved by the American College for PACE credit and the Certified Financial Planners Board of Standards for CFP credit. In addition, we have courses in our library to prepare various insurance and financial services employees in taking their licensing exams. These courses are offered in a number of different mediums including web-based, video, multimedia and workshop format.
Information Technology
Our SmartIT division includes more than 100 courses from our WatchIT catalog. These courses are designed to update and inform technology professionals about the latest initiatives in their field. In 2011, we introduced a new product, "Accounting and Finance Technology Monthly", designed to keep accounting and finance professionals informed of the newest trends in technology related to their jobs. This is an annual subscription based product that qualifies in most states for CPE credit.
General
Through Skye we provide general corporate training to any number of industries, including pharmaceutical manufacturers and financial services. These programs are custom produced to meet the client’s specific needs and may include product or sales training, technical proficiency or other uses. These programs can be delivered in a variety of formats, including over the Internet, on an LMS, as well as on the iPad or other mobile devices. Our custom development also provides us the opportunity to cross-sell our other products and services to these companies. Skye also markets iRefllect, a training tool designed to enhance sales presentation skills. In addition, Skye markets its Role-Play Certification Tool and The Coaching Toolkit. Revenues from these products can include hosting, customer service and maintenance fees.
Technology
Our technology department is principally a service department. Its primary function is to convert our courses to digital format for distribution on CD-ROM, DVD and the Internet. This department also maintains our various Websites, our various LMS platforms (i.e., PEC and eCampus), for subscribers to our accounting/finance, legal and engineering products. It also develops new products that can be used both internally and are available for sale or license to our clients. For example, SmartPros eLP is a database driven eLearning delivery application capable of delivering content to any Flash-enabled computer. This product provides greater functionality for the user and the client’s educational administrator.
Another example is our new LMS, eCampus, which combines all our properties on a single platform and fosters better communication tools with enhanced cross-selling potential. We have begun work on a new HTML5 version of our eLP content player for use with Apple iPad and iPhone. eCampus is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using eCampus, our clients can review and assess usage of our programs by their employees and their employees’ performance and the effectiveness of these programs. eCampus is co-branded with the client’s logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own LMS, we develop an interface that allows them to access our system through their technology. In 2011, we began marketing and offering eCampus as a stand-alone product to companies that need a LMS, but have no need for our content.
The technology department also generates fees through Website development and hosting, and consulting arrangements. For example, companies that have internal education programs have engaged us to convert those programs from workbook, instructor-led or videotaped-based courses to an e-learning format. We also offer our customers a broad range of support services, including technical support for our LMS. We believe that providing a high level of customer service and technical support is necessary to achieve a high level of customer satisfaction and sustained revenue growth.
Other
Most of our programs are produced in our in-house production facility where we have CD-ROM and DVD duplication equipment. In addition, the video production department generates its own revenue by leasing the facility to third parties and by producing third-party programs.
Product Development

Our product development team includes Jeffrey Jacobs, Jack Fingerhut, John Fleming, Denise Stefano, Glenn Shapiro and Bruce Pounder in the accounting/finance area; Jay Gregory and Michael Fowler in financial services; James Fallon in information technology; Mark Luciano in the engineering area; and Stephen Henn in the legal, ethics and compliance area.
Mr. Jacobs, our vice president of product development, is an attorney and has been developing continuing education programs for accounting and finance professionals since 1987. Mr. Fingerhut, one of our co-founders and our president, oversees the development of our accounting programs and new product development. Mr. Fleming is a certified public accountant and president of Loscalzo. He is responsible for instructing, writing and editing Loscalzo courses. Ms. Stefano is a certified public accountant and a professor of accounting. She is responsible for updating existing courses, and introducing new courses in our SPA catalog. In addition, she is director of technical content for Loscalzo. Mr. Shapiro is the president of EEI, an attorney and has over 20 years experience in the professional training industry. He is currently responsible for the development of new courses and marketing of EEI. Mr. Pounder joined us in 2011 when we acquired his program known as "This Week in Accounting" and has recently been named director of professional programs for Loscalzo. Mr. Henn, also an attorney, is the president of SLE and joined us when we acquired Cognistar. He is responsible for developing course content and customization in the legal area. He is also develops products and services in the ethics area. Mr. Luciano has been involved in corporate online education for the past 15 years and currently heads our Engineering and HCE divisions and is responsible for developing new course content. Mr. Gregory and Mr. Fowler joined us when we acquired FC. Mr. Fowler was formerly the senior director of business development at Thomson NETg. Mr. Gregory was formerly vice president of operations at Thomson NETg. Messrs. Gregory and Fowler co-head our Financial Services division and Mr. Fowler is senior vice president of field sales. Mr. Fallon is the producer of our WatchIT product and has been developing programs for information technology professionals for over 10 years. Finally, Seth Oberman, the president of Skye, develops and markets customized courses and training programs for the pharmaceutical, financial services and other industries that Skye services.
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
Sales and Marketing
Our sales and marketing strategy is designed to attract new customers and build brand awareness. We market our products through our alliances with professional organizations and associations, through our own inside telemarketing sales force, our outside sales force, direct marketing using catalogs, brochures, email blasts and through our Websites. We believe that this strategy allows us to focus our resources on the largest sales opportunities while simultaneously leveraging our strategic relationships.
Our sales and marketing department includes our president, a senior vice president of sales, a vice president of marketing, and a sales staff of 19 people. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives and the heads of various divisions dedicate varying portions of their time and efforts to sales and marketing activities. Our chief technology officer spends a portion of his time selling and marketing our technology services. The president of our EEI division also supports the marketing of strategic initiatives being introduced to our customers. We have recently hired additional sales and support staff in anticipation of increased demand for our products and services due to improvement in general economic conditions and, assuming the economy continues to grow, we will add sales and support staff commensurate with increased demand for our products and services.
To market directly and to supplement the efforts of our sales staff, we use comprehensive, targeted marketing programs, including direct mail to our customers and to members of the professional organizations with which we partner; public relations activities; advertising on our Websites and the Websites of our strategic partners; participating in trade shows; and ongoing customer communication programs. We build brand awareness through our strategic relationships with the leading professional associations and organizations and the leading commercial content providers within the markets we serve. These strategic relationships include co-branding initiatives on new and existing products, joint advertising campaigns and e-commerce relationships.
Technology
eCampus employs a logical and physical architecture that facilitates rapid development, deployment and customization of Internet-based solutions for organizational e-learning. Our core systems use a series of scalable application web servers,

XML and MS-SQL data sources, and utilize industry standard web browser and Internet technologies for content delivery to the users. To ensure limited downtime and product lines that are free of bandwidth limitations as they grow, our redundant server system is located at secure Verizon co-location data centers in Elmsford, New York and Englewood, Colorado. These co-locations grant us the freedom to completely control our server infrastructure while providing us with 24/7 monitoring, support, redundant Internet connectivity and full generator power backup.
eCampus includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full-service solution includes a complementary array of communication tools such as email, chat, message boards and learner tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led training, are maintained using a student-managed course tracking feature called “My Courses.”
Some key features of eCampus include:

•
Scalability. Scalability is accomplished using a combination of load-balancing hardware and software. Multiple, redundant servers are deployed to handle peak periods when the largest numbers of concurrent users are expected on the system.

•
SCORM/AICC Connectivity Layer. Where required, we use both Shareable Content Object Reference Model (SCORM) and Aviation Industry CBT Committee (AICC) Connectivity layers to ensure our content is deliverable through a variety of enterprise e-learning systems other than eCampus. Additionally, the core foundation is capable of exchanging data with third-party legacy systems with minimal effort.

•
Standard Relational Database Server. To enhance performance and ensure that users are served efficiently, the core foundation executes database-stored procedures to optimize intense database processing. The core foundation currently supports Microsoft SQL Server databases.

•
ASP.NET-based Application Server. The business and application logic resides on an ASP.NET-based application server. This architecture allows us to deploy a site across multiple servers using Microsoft Windows 2003 and 2008 servers.

•
Electronic Commerce Enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce. This allows the instant purchase of both one-off and subscription-based e-learning courseware.

•
Internet Multimedia Content Delivery. We deliver high quality, low bandwidth video and audio via the Internet, intranets and extranets. This multimedia content enhances and personalizes the learning experience. We use Flash Media and other technologies as the delivery mechanism for this content.

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
Of the markets we currently serve, we believe that all of our professional education markets have some barrier to entry plus a multitude of regulatory compliance requirements. It would be extremely difficult to compete in the accounting education market without NASBA sponsor designation. Obtaining this designation requires an investment of time and a modest amount of capital. Nevertheless, for companies with even modest resources in terms of talent and capital, these barriers may not be significant. In the legal profession, the approval process for continuing education courses varies by state, unlike accounting. In the engineering market, each state sets its own standards, as does each engineering specialty. In the corporate education market, the barriers to entry are virtually non-existent. The financial services industry has various barriers to entry as employees requiring continuing education are subject to federal and/or state regulations. In addition, customers expect courses covering a broad range of topics related to regulatory concerns. The course library and its delivery platform must meet very rigid controls in order to be preapproved. Information technology education has limited barriers to entry as there are no regulatory requirements.
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
We believe that we compete favorably on most of these issues. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products for less than we sell ours. Particularly in the accounting, legal, financial services and information technology markets, we believe that our reputation and the quality of our offerings — as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options — allow us to price our products accordingly. In the engineering and general corporate markets where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.
Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as Saba Software, Inc., and private companies such as Skillsoft, CPA2Biz, Inc., Bisk Education, Inc., MicroMash, Center for Professional Education, Inc. and Western Publishing, Inc., in the accounting market; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN, The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include professional organizations such as the AICPA as well as each state’s society of certified public accountants. Other competitors include large diversified publishing companies such as The Washington Post Company, Thomson Financial and Pearson Education, other education companies (including traditional providers of in-classroom instruction and remote learning solutions such as DeVry University), and professional services companies, including accounting firms who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.
Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries providing potential to establish a stronger competitive position than us. For example, one of our competitors is CPA2Biz, an affiliate of the AICPA. SkillSoft and Saba are both relatively large companies. However, SkillSoft’s primary focus is e-learning content and software products for business and information technology professionals. Saba principally provides software solutions that are used to manage people in large organizations, although they do sell content as well. Since we can now market eCampus as a stand-alone product, we will compete with Saba in this area. However, many of our larger clients use the Saba system or another LMS. In those cases, we will interface with their LMS and allow the client to access our courseware while cross-posting student progress between ours and the client’s LMS.
The largest solutions providers to the general corporate compliance training market are SAI Global, Ltd. and LRN. We rarely face either of these companies in the marketplace since they both focus principally on Fortune 100 companies and have extensive off-the-shelf libraries. However, their products tend to be more expensive than ours, and we believe that our ability to adapt programs to address unique cultures of different organizations is greater than theirs. Another competitor is Corpedia, which markets off-the-shelf and customized programs to mid-and large-cap public companies. Corpedia has the advantage of a vast library. We believe that we have more diverse tools and can offer an integrated ethics and compliance program that contains live, video and Web-based communication and learning elements.

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
History and reputation. We have been providing learning solutions for accounting and finance professionals for more than 30 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of continuing professional education programs, as evidenced by our continued growth in that market and a high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, general corporate markets and also into new markets.
We have been providing learning solutions for engineering professionals since 1997. Our legal and financial services divisions have been in business for 12 and 26 years, respectively.
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
Discussion leaders with extensive experience in their practice areas. Loscalzo and EEI have over 30 years experience in live training and have a large base of discussion leaders with extensive experience in their respective fields with deep industry knowledge. They also have highly qualified and experienced program developers with extensive knowledge of the various topics in their respective course catalogs.
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
Online resource and content provider. We own and operate multiple Websites, including primary domains and subdomains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://corporate.smartpros.com, http://ir.smartpros.com, http://engineering.smartpros.com, http://greenengineering.smartpros.com, www.engineering-ecampus.com, engineeringecampus.com, http://marketing.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com, www.financejobs.com, www.fmnonline.com, www.ireflecttraining.com, www.pro2net.com, www.accountingnet.com, www.smartprosinteractive.com, www.loscalzo.com and www.eeiconferences.com..
The SmartPros family of Websites has over 70,000 pages of proprietary content and links to professional organizations, associations and institutions, and is a marketing and distribution channel for our products. We believe that these Websites have become a destination for professionals based on the following data:

•	As a result of maintaining the Websites, we have built a database with over 1.5 million profiled users.

•	The Websites log over 1 million visits per month.

•	The Websites deliver content to participants in over 120 countries.

•	Through our Websites, we serve approximately one million ad banners and send over 200,000 opt-in emails per month.
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
In connection with eCampus, our license agreement restricts use of the system and prohibits users from copying or sharing the system without our express written consent. eCampus incorporates products and systems and technology that we license and purchase from third parties. We cannot assure that we will be able to continue to license or support this technology on terms that we consider reasonable, if at all. If these licenses or maintenance agreements expire and we cannot renew them, they are substantially modified or if they were terminated for any reason, we would have to purchase, license or internally develop comparable products and systems. Any one of these options may be expensive and/or time consuming, which could have a material adverse effect on our business and financial performance.
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
The market for CLE programs is regulated by state bar associations, state courts or other organizations in each state. The regulatory landscape is complex and varies from state to state.
The market for continuing education for the engineering professional is regulated by each state. The NCEES provides the guidelines and testing for engineers to obtain their professional licenses in all 50 states and various United States possessions.
In addition, various professionals and business entities in the insurance and security industries have federal and/or state licensing as well as continuing education requirements.
Employees
As of March 23, 2012, we had 82 employees of which 76 were full-time and seven were part-time. We have 32 employees based in our executive offices in Hawthorne, New York, and five employees based in our Westborough, Massachusetts, office. Skye employs nine people in their Bridgewater, New Jersey, office. Loscalzo has eight employees in its Shrewsbury, New Jersey, office. In addition, we have 28 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

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
In 2011 our net revenues, operating income and net income fluctuated quarterly, primarily due to our Loscalzo subsidiary and EEI division, both of which are in the live training business, and we expect this trend to continue. EEI’s revenue is primarily recognized in the second and fourth quarters of the year and Loscalzo has virtually no revenue in the first quarter. In both cases we expense payroll and other costs as incurred regardless of when the revenue is recognized. As a result, we incurred operating losses in the first and third quarters of 2011 and operating income in the second and fourth quarters. These quarterly fluctuations can also cause our stock price to fluctuate or decline.
Our operations may be adversely impacted by general economic conditions and other factors.
Our customer base consists primarily of corporations, professionals and professional services firms other businesses whose employees are required to take continuing education on a periodic basis and individual professionals. During economic downturns, some of our clients attempt to do without training as a cost-saving measure and others seek a less costly provider of the type of training services we offer. They may also curtail the demand for customized products and the number of users may diminish as a result of reduced staff. In addition to budgetary constraints caused by economic conditions, attendance at live seminars can be affected by other factors such as health scares or travel restrictions.
Our subscription-based business depends on new business and customers renewals. Any decline in renewals or inability to obtain new subscriptions could affect future earnings.
A substantial portion of our net revenues is derived from subscriptions. Although, we have a high renewal rate, the loss of a substantial amount of renewals in any of our products, could have a material negative impact on our future results of operations. In addition, the inability to obtain new subscriptions could have a material negative impact on our business.
We may incur impairments to goodwill or long-lived assets.
We are required to test goodwill and our other intangible assets for impairment at least annually or if a triggering event occurs in accordance with the provisions of Topic ASC350 Goodwill and Other Intangible Assets. Such impairment could be caused by any number of factors, including significant negative industry trends, reduced estimates of future cash flows, disruptions to our business or lack of growth in the areas covered by these intangibles could result in a charge to earnings for impairment of any of our intangible assets or goodwill. Any such charge would have a material impact on our earnings and our stock price. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating results, which may or may not be achieved.
Implementation or change in existing accounting regulations could have an impact on our operating results.
While we believe that we are in compliance with existing accounting standards and regulations, adoption of new accounting standards that may be promulgated in the future by the applicable rule making bodies could have a material negative impact on our future results of operations and earnings. In addition, any change to management's judgment in the interpretation of certain current accounting standards including the capitalization of internally built software, could result in an adverse impact to our financial statements
The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion and loss of market share and brand recognition.
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
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

Item 2.	Description of Property
Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires January 31, 2019. We lease 1,250 square feet in Westborough, Massachusetts, where SLE is based. The lease expires January 31, 2013. Skye leases 2,320 square feet in Bridgewater, New Jersey, at which the lease expires in January 2014. Finally, we lease 2,700 square feet in Shrewsbury, New Jersey, for our Loscalzo subsidiary, which expires on December 31, 2016.

Item 3.	Legal Proceedings
At the present time, we are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosure

None.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common stock is currently traded on the NASDAQ Capital Market under the symbol “SPRO.”
The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock.

Price Range of Common Stock
	Sales Information
	High	Low
2011
First Quarter	$2.50	$2.18
Second Quarter	$2.33	$2.03
Third Quarter	$2.37	$1.99
Fourth Quarter	$2.19	$1.72
2010
First Quarter	$3.43	$3.05
Second Quarter	$3.09	$2.39
Third Quarter	$2.83	$2.27
Fourth Quarter	$2.54	$2.27
________________________________________________________________________________________________________________________
At March 23, 2012, the closing sale price per share for our common stock, as reported on the NASDAQ Capital Market was $2.11.

(b)	Holders
As of the close of business March 23, 2012, the number of record holders of our common stock was 110.

(c)	Dividends
The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. During 2011, the Board of Directors approved four quarterly dividend payments of $.0125 per common share, for a total of $.05 per common share. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, acquisitions, operating and financial condition. In March 2012, the Board of Directors approved a dividend payment of a $.0125 per common share payable on April 4, 2012, to shareholders of record on March 22, 2012.
          Company Purchases of its Equity Securities
On November 8, 2011, our Board of Directors approved an extension of the stock buy-back program under which $750,000 of company funds is allocated to purchase shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1-31, 2011)	—	—	—	—
Month #2
(November 1-30, 2011)	30,000	$2.04	30,000	$688,800
Month #3
(December 1-31, 2011)	62,700	$2.02	62,700	$562,443
Total	92,700		92,700	$562,443

Item 6.	Selected Financial Data
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Some of the most significant trends affecting our business are the following:

•	the increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

•	continuing and expanding professional education requirements by governing bodies, including states and professional associations;

•	the plethora of new laws and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and train employees;

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer; and

•	current economic conditions.
Over the last five years, we have experienced fluctuations in our annual net revenues due to various reasons, including the recession that began 2008. Nevertheless, since 2007 we have experienced a 12% increase in net revenues from $15.2 million in 2007 to $17 million in 2011. This growth is due in large part to the acquisitions that we have completed in this period. We intend to continue focusing on acquisitions that will allow us to increase the breadth and depth of our current product offerings, including the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by our size, the capital available to us and the liquidity and price of our common stock. We may use debt to enhance or augment our ability to consummate larger transactions. There are many risks involved with acquisitions, some of which are discussed in Item 1A of Part 1 of this report under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include identifying appropriate acquisition candidates, successfully negotiating the business, legal and financial terms of the acquisitions, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.
With respect to our performance for the recently completed 2011 fiscal year, continued weakness in the economy affected us resulting in decreased revenues. However, as a result of effective cost cutting and controls we were able to report an operating profit of approximately $200,000. The decrease in net revenues was attributable to the fact that we were unable to implement any price increases and the dramatic decrease in custom work and decreased attendance in our live seminar business. Our core subscription-based business remained relatively flat and we had a small increase in net revenues in our Working Values ethics training division. Net revenues from our accounting/finance division remained relatively flat principally as a consequence of a decrease in attendance at our live seminars. In order to reduce our operating expenses, we eliminated live seminars that had sub-par performance, which, while reducing gross revenue, had a positive impact on our operating profit. Compensation expense decreased, while other costs such as those relating to communications and Web-bandwith, credit card processing fees and marketing expenses increased. As the overall business environment improves, we expect net revenues from our major business units to increase. We continually monitor our direct and general and administrative costs and make the necessary adjustments where warranted. We are also always looking for new markets and distribution channels for our existing products and we continue to expend a significant amount of money to upgrade our library, create new products and develop new technology.
          Seasonality and Cyclicality
Historically, our operating results have fluctuated from quarter to quarter, primarily because a portion of our business is non-subscription based. Custom jobs and consulting work are subject to both the general business climate and client’s needs. Net revenue from our Engineering division is subject to staffing levels in both the private and public sector and the timing of various licensing exams. In economic downturns, staff reductions result in fewer people taking professional engineering licensing exams. Our subscription-based revenue is spread over the life of the subscription which is generally one year and can be effected by staff reductions as well. With our acquisition of Loscalzo and EEI, these quarterly fluctuations have become more evident and we expect this trend to continue for the foreseeable future. Both Loscalzo and EEI generate most of their revenue from live training programs. In EEI’s case, the revenue is recognized almost exclusively in the second and fourth quarters, when the sessions take place. In Loscalzo’s case, the revenue tends to be recognized over the second, third and fourth quarters, with the fourth quarter revenue being the greatest. While the costs that are directly related to the production of this revenue are expensed over the same period, both Loscalzo and EEI have general and administrative expenses that are incurred ratably over the year, creating the fluctuations in our operating results.
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
     Revenues
A large portion of our net revenues is in the form of subscription fees to our monthly accounting update programs or access to our accounting, financial services, legal and information technology course libraries. Other sources of net revenues include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Website design, software development, video production, course design and development, ongoing maintenance of the LMS, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided.
Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from live training are recognized when earned, usually upon the completion of the seminar or conference. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized on a percentage of completion basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. We have recently hired additional sales and sales support personnel based on recent improvements in general economic conditions and we want to be in a position to be able to address increased customer demand for our products and services. However, we intend to proceed cautiously in this area until we are reasonably certain that the economic recovery is sustainable.
     Impairment of goodwill and long-lived assets
We evaluate the carrying value of goodwill and the recoverability of identifiable intangible assets and other long-lived tangible assets during the fourth quarter of each year and or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered or are impaired.
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
The evaluation of the recoverability of identifiable intangible assets is measured by comparing the carrying amount of the asset against estimated undiscounted cash flows associated with it. Impairment may be caused by a number of factors, including a significant decrease in the market value of an asset or a significant adverse change in the manner in which the asset is being used. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
Upon completing our review and testing for the current period, we believe that we have not incurred any impairment to such assets. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from operating results. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating performance. There is no assurance that such results will be achieved and in that case we may be required to record an impairment to our goodwill and other long-lived intangible assets in future periods.
     Stock-based compensation
Compensation costs are recognized in the financial statements at fair value for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security granted. The fair value of the options at grant date were estimated using the Black-Scholes Option Pricing Model. Stock grants to employees and directors are charged to expense at the closing price of the our common stock at date of grant.
     Segment reporting
All of our operations constitute a single segment, that of educational services. Net revenues from non-educational services, such as video production are not a material part of our operating income.
     Income taxes
We account for deferred tax assets available principally from our fixed and intangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. We make significant estimates and assumptions in calculating our current period income tax liability and deferred tax assets. The most significant of these are estimates regarding future period earnings. Our net deferred tax asset is estimated by management using a three-year taxable income projection that incorporates significant estimates and assumptions of future operating periods.
Results of Operations
Comparison of the years ended December 31, 2011, and 2010
The following table compares our statement of operations data for the years ended December 31, 2011, and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

	Year ended December 31
	2011		2010
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$16,988,691	100.0%	$17,623,417	100.0%	(3.6)%
Cost of revenues	7,048,316	41.5%	8,047,614	45.7%	(12.4)%
Gross profit	9,940,375	58.5%	9,575,803	54.3%	3.8%
General and administrative	8,563,993	50.4%	8,594,296	48.8%	(0.4)%
Depreciation and amortization	1,178,538	6.9%	1,127,439	6.4%	4.5%
Total operating expenses	9,742,531	57.3%	9,721,735	55.2%	0.2%
Operating income (loss)	197,844	1.2%	(145,932)	(0.8)%	235.6%
Other income, net	897	—%	36,149	0.2%	(97.5)%
Income (loss) before provision for income taxes	198,741	1.2%	(109,783)	(0.6)%	281.0%
Provision for income taxes	(44,614)	0.3%	(19,509)	(0.1)%	(128.7)%
Net income (loss)	$154,127	0.9%	$(129,292)	(0.7)%	219.2%

Net revenues
Net revenues for 2011 decreased 3.6% , compared to net revenues for 2010, primarily as a result of the decrease in custom work from Skye as well as decreases in other product lines. Our live training businesses represents approximately 25% of our net revenues. Net revenues from subscription-based products delivered on-line and other related net revenues accounted for approximately $6.7 million, or 40%, of our net revenues.
Net revenues from our accounting/finance products decreased in absolute dollars by approximately $74,000 but increased as a percentage of total net revenues. Net revenues from our accounting/finance and related products were relatively flat at approximately $13 million in each of 2011 and 2010. Net revenues from accounting/finance products including both subscription and non-subscription based revenue was $8.1 million. Net revenues from live training, custom work and advertising were approximately $4.9 million in both 2011 and 2010.
Net revenues from sales of our engineering products, which are not subscription-based, were $534,000 in 2011, compared to $714,000 in 2010. The decrease in engineering net revenues is due to general economic conditions as there are fewer exam candidates. However, we do not believe that this is indicative of any long-term trends, as we are seeing increased interest in some of our course material. In addition, we are updating some of our existing courses, adding new courses and constantly seeking partners with which to market these products.
Net revenues from SLE increased from $529,000 in 2010 to $667,000 in 2011. This increase was primarily due to an increase of $177,000 from our Working Values ethics division, offset by a decrease of $39,000 from our Cognistar legal division. The ethics division's income is from increased custom consulting jobs. The decrease in Cognistar net revenues is due to the economy as many law firms have reduced staff and cut budgets. With the launch of eCampus in 2011, we believe that this will have a positive effect on net revenues as clients can now go to one website for all of their educational needs.
Skye generated $804,000 of net revenues in 2011, compared to $1.08 million in 2010. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial services companies and others. As we believe that the economy is recovering from the recession, we expect an increase in request for proposals. However, the revenue recognition cycle for this type of work can be long as there can be a time lag between the time a client engages Skye and the actual work begins. This results in a shift in earned income, as contracts are signed and the work is postponed for a period of months.
Our financial services training division generated net revenues of $1.84 million in 2011, compared to $2.02 million in 2010. The decrease is a result of the loss of some subscription revenue and the timing of completion of custom work.
Our technology training division, SmartIT, generated net revenues of $67,000 in 2011, compared to $121,000 of revenues in 2010, due to a decrease in subscription revenue and custom projects.
Net revenues from video production, duplication and consulting services decreased in 2011 to $108,000 from $121,000 in 2010, as a result of decreased consulting work and a reduction in video work as well. Video production and duplication income fluctuates annually, but overall they continue to decline. The duplication business has declined because tape is no longer used and we do not have the capability of doing very large DVD duplication projects. Our video production facility is primarily used for internal work and income results from renting our facilities and/or our equipment. Consulting work varies from year to year and sales are credited to the department from which they originate and not to the department where the work is performed.
Cost of revenues
Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing or conducting our educational programs, (ii) royalties paid to third parties, (iii) the cost of materials, such as DVDs, printed matter and packaging materials and (iv) shipping costs. Compared to 2010, cost of revenues in 2011 decreased by approximately $1 million. This decrease is primarily due to lower salaries and related costs, decreased use of outsourced labor for both internal needs as well as those costs related to specific custom jobs. As a percentage of net revenues, cost of revenues in 2011 decreased to 41.5% from 45.7% in 2010, resulting in a 3.8% increase in our gross profit margin.
There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2010 to 2011 and the reasons for those variations are as follows:

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live training and the production of those courses. These costs decreased by approximately $138,000 in 2011 from 2010. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material, provide technology services and help develop new products such as Skye's Role Play Certification Tool and The Coaching Toolkit. Loscalzo and EEI employ a number of consultants to develop course material, in addition to hiring instructors to deliver programs throughout the United States. We have been outsourcing some of the programming and content development functions that were previously done by our employees to firms in India at a substantial savings. Direct production costs, which are costs related to producing videos other than labor costs — such as the cost of renting equipment and locations, and the purchase of materials — decreased by $93,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•
Salaries. Overall payroll and related costs attributable to production personnel decreased by approximately $718,000. The decrease was primarily attributable to a reduction in head count in our Skye and SLE subsidiaries, as well as reductions in some of our other divisions. Our SLE and Skye salaries and related costs decreased by $148,000, Reduction in salaries and related costs from our Loscalzo subsidiary accounted for approximately $159,000 in savings and our Financial Campus division accounted for an additional $191,000 in savings, offset by an increase of $177,000 in our technology.

•
Royalties. Royalty expense was constant between 2011 and 2010, at approximately $1.05 million. Royalty expense is directly related to sales of certain products in our accounting and engineering catalogs, and as usage fluctuates so does our royalty expense. We often have to estimate the royalty expense due our partners, as the information may not be available. If volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2012 under these agreements may be either higher or lower than they were in 2011.

•
Other costs. This includes the cost of venues for our live training business, travel for instructors and others, shipping costs and other miscellaneous expenses. These other costs decreased by $54,000, primarily related to EEI’s live training business. The largest component of these expenses are venue, travel and course administration costs that decreased by $38,000 in 2011 from 2010. The remaining decrease was from decreased purchases of $23,000, offset by an increase in other costs of $7,000. Travel costs incurred by Skye and Loscalzo are often billed to their respective clients.

As our business grows, we may be required to hire additional production personnel, increasing our cost of revenues.
Selling general and administrative expenses
General and administrative expenses include corporate overhead such as (i) compensation and benefits for administrative, sales and marketing and finance personnel, (ii) rent, (iii) insurance, (iv) professional fees, (v) travel and entertainment and (vi) office expenses. General and administrative expenses in 2011 decreased by $30,000 from 2010, a .4% decrease. The decrease in terms of actual expenses is primarily from reductions in payroll and related costs as headcounts have been reduced. Reductions in compensation expense totaled $232,000. Overhead expenses for advertising, promotional material and other selling expenses increased by approximately $38,000. Exclusive of these increases, other overhead expenses increased approximately $149,000 primarily due to increases in our communication costs, the general increase in use of credit cards for payments, customer service and other miscellaneous costs. In addition, in conformity with applicable accounting standards, we are expensing the costs associated with the grants of options and restricted stock to employees and directors. This non-cash expense in 2011 was $151,000 and $193,000 in 2010. We anticipate that general and administrative expenses will remain constant in 2012 at our current level of operations.
Depreciation and amortization
Depreciation and amortization expenses were $51,000 higher in 2011 than they were in 2010. This increase is primarily from the capitalization of intangible assets developed internally — principally our new LMS, known as eCampus. The total capitalized cost of eCampus is $ 2.19 million and is being amortized over five years. As we are always upgrading our computer hardware and systems, and because we have a number of projects in development, we expect our depreciation and amortization expenses on our fixed and intangible assets to increase.
Operating income (loss)
For 2011, our operating income was $198,000, compared to an operating loss of $146,000 in 2010. The decrease in revenues of approximately $634,000 offset by decreased cost of revenues of approximately $1 million resulted in the increase.
Other income, net
Other income and expense items primarily consist of interest earned on deposits, offset by the loss from our joint venture in iReflect, LLC. We currently have no outstanding debt, other than normal trade payables. Net interest income decreased by $45,000 due to the collection of interest from a note receivable that was repaid in 2010. In addition, our joint venture in iReflect resulted in a loss of $11,000 in 2011, compared to a loss of $21,000 in 2010.
Income tax expense
In 2011, we recorded a net tax expense of $45,000 compared to a $19,500 net tax expense in 2010. We have analyzed all of the components of the deferred tax assets and liabilities and have recorded a net benefit of $1.29 million after taking a valuation allowance of approximately $581,000 and $742,000 in 2011 and 2010, respectively. The 2011 tax expense consists of state and local income tax expense of approximately $45,000. In the prior year we recorded a net tax expense of $19,500 after recording a net federal tax benefit of $44,000 offset by state and local income tax expense of approximately $63,500.
Net income (loss)
For 2011, we recorded net income of $154,000 compared to a net loss of $129,000 for 2010. The increase in net income is primarily due to an increase in gross profit, offset by higher depreciation and amortization expenses and relatively constant general and administrative expenses.
Liquidity and Capital Resources
Since becoming a public company in 2004, we have financed our working capital requirements entirely through internally generated funds. We have not had any sales of stock or incurred any debt.
Our working capital as of December 31, 2011, was approximately $ 2.8 million compared to a $2.9 million working capital as of December 31, 2010. The decrease is attributable to a number of factors including the payment of approximately $184,000 in dividends, and the repurchase of our common stock for approximately $271,000. Our current ratio at December 31, 2011, is 1.48 to 1, compared to 1.44 to 1 at December 31, 2010. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $4.6 million and $5.5 million at December 31, 2011, and 2010 respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this deferred revenue is in the form of subscription fees and will be earned during 2012. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.
For the year ended December 31, 2011, we had a net decrease in cash of $726,000. We generated $887,000 in cash from operations, offset by $1.16 million used in investing activities, including $24,000 for asset acquisitions and $896,000 for the capitalization of software and courses. In addition, our financing activities include $271,000 for the purchase of treasury shares and $184,000 for the payment of dividends. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.
In comparison, for the year-ended December 31, 2010, we had a $287,000 increase in cash. That decrease was a result of cash generated by operations of $1.8 million, that was offset by cash expended for investing activities of $716,000 primarily for asset acquisitions and capitalization of software and courses, and $782,000 for the purchase of treasury shares and the payment of dividends.
Capital expenditures for the year ended December 31, 2011, were approximately $1.12 million, of which $228,000 consisted primarily of computer equipment and software. We capitalized $65,000 of costs for the production of various courses and $831,000 for capitalizing the costs of developing eCampus and other products. We believe we have finished the capitalization of expenses required to build eCampus. We are constantly reviewing and upgrading our technology. For fiscal 2012, we have budgeted approximately $200,000 for capital expenditures (other than software and course development costs).
As the economy improves we plan to hire additional sales and support personnel in 2012.
In March 2012, our Board of Directors declared a dividend of $.0125 per common share payable on April 4, 2012, to shareholders of record on March 22, 2012.
Contractual Obligation, Commitments and Contingencies
As of December 31, 2011, we had commitments under various leases for our offices in Hawthorne, New York, the SLE office in Westborough, Massachusetts, Skye’s offices in Bridgewater, New Jersey, and Loscalzo’s office in Shrewsbury, New Jersey. The total aggregate commitment under these leases is approximately $2.8 million through January 2019. SLE recently entered into a new lease that expires in January 2013 and calls for a monthly rent of approximately $1,650. The Skye lease was recently extended to January 2014 at a monthly rental of $3,190 and the lease for the Loscalzo office expires on December 31, 2016, at a monthly rent of approximately $3,700.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This amendment is effective for years beginning after December 15, 2011 and we do not believe that the amendment will have any material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a “smaller reporting company,” as defined by Regulation S-K, and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

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
b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.
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
The information in response to this Item will be included in our Proxy Statement in connection with our 2012 annual meeting of stockholders, scheduled to be held in June 2012, which information is incorporated by reference herein.
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
The information in response to this will be included in our Proxy Statement in connection with our 2012 annual meeting of stockholders, scheduled to be held in June 2012, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this Item will be included in our Proxy Statement in connection with our 2012 annual meeting of stockholders, scheduled to be held in June 2012, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information in response to this Item will be included in our Proxy Statement in connection with our 2012 annual meeting of stockholders, scheduled to be held in June 2012, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
The information in response to this Item will be included in our Proxy Statement in connection with our 2012 annual meeting of stockholders, scheduled to be held in June 2012, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the consolidated financial statements on page F-2.
(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

4.1	Specimen stock certificate (1)

10.1	**2009 Incentive Compensation Plan (2)

10.2	**Employment Agreement, dated as of February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.3	**Seconded Amended Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Jack Fingerhut, dated as of (4)

10.4	**Amended Employment Agreement, dated as of July 1, 2008, between SmartPros Ltd. and Stanley Wirtheim, dated as of (4)

10.5	**First Amendment to Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Joseph Fish, dated as of (4)

10.6	Lease for premises at 12 Skyline Drive, Hawthorne, New York (7)

10.7	**Letter of Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.9	**Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

10.10	**Amendment to Employment Agreement between SmartPros.Ltd and Jack Fingerhut, dated March 8, 2012 (5)

10.11	**Amendment to Employment Agreement between Smartpros.Ltd and Joseph Fish, dated March 8, 2012 (5)

10.12	**Amendment to Employment Agreement between SmartPros.Ltd. and Stanley Wirtheim, dated March 8, 2012 (5)

14.1	Code of Ethics (6)

21.1	Subsidiaries(7)

23.1	Consent of Holtz Rubenstein Reminick LLP*

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

Notes to Exhibit Index

*	Filed herewith.

**	This exhibit is a management contract or compensatory plan or arrangement.

***
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2)	Filed on April 27, 2009, as Appendix A to our Definitive Proxy Statement, DEF14A, for the 2009 annual meeting of stockholders and incorporated herein by reference.

(3)	Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on From 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K, on March 8, 2012, and incorporated herein by reference.

(6)	The Code of Ethics is posted on our Website at http://ir.smartpros.com.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(c)	Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

		By:	/s/ Allen S. Greene

Allen S. Greene
Chief Executive Officer

Date:	March 27, 2012
________________________________________________________________________________________________________________________
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2012.

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

Martin H. Lager

SMARTPROS LTD.
AND SUBSIDIARIES
__________________________________________________________________________________________________________________________________________________
REPORT ON AUDITS OF CONSOLIDATED
FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

SMARTPROS LTD.
AND SUBSIDIARIES

Years Ended December 31, 2011 and 2010

Contents

Pages

Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-16

Report of Independent Registered Public Accounting Firm
Board of Directors
SmartPros Ltd.
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Holtz Rubenstein Reminick LLP
New York, New York

March 27, 2012

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$6,281,725	$7,007,541
Accounts receivable, net of allowance for doubtful accounts of approximately $39,000 at December 31, 2011 and 2010	1,868,063	2,149,067
Prepaid expenses and other current assets	334,826	391,136
Total Current Assets	8,484,614	9,547,744
Property and Equipment, net	645,325	717,428
Goodwill	3,375,257	3,375,257
Other Intangibles, net	3,933,738	3,891,858
Other Assets, including restricted cash of $75,000 at December 31, 2011 and 2010, respectively	92,965	85,626
Deferred Tax Asset	1,290,000	1,290,000
Investment in Joint Venture	2,742	3,867
Total Assets	$17,824,641	$18,911,780

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$712,978	$722,683
Accrued expenses	338,713	391,626
Deferred revenue	4,606,255	5,514,388
Dividend payable	60,749	—
Total Current Liabilities	5,718,695	6,628,697
Long-Term Liabilities:
Other liabilities	66,504	32,901
Total Long-Term Liabilities	66,504	32,901
Total Liabilities	5,785,199	6,661,598
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,615,433 and 5,561,100 shares issued as of December 31, 2011 and 2010, respectively, and 4,797,231 and 4,873,826 shares outstanding as of December 31, 2011 and 2010, respectively	562	556
Common stock in treasury, at cost - 818,202 and 687,274 shares as of December 31, 2011 and 2010, respectively	(2,393,717)	(2,122,490)
Additional paid-in capital	17,514,275	17,607,921
Accumulated deficit	(3,081,678)	(3,235,805)
Total Stockholders’ Equity	12,039,442	12,250,182
Total Liabilities and Stockholders’ Equity	$17,824,641	$18,911,780

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2011	2010
Net Revenues	$16,988,691	$17,623,417
Cost of Revenues	7,048,316	8,047,614
Gross Profit	9,940,375	9,575,803
Operating Expenses:
Selling, general and administrative	8,563,993	8,594,296
Depreciation and amortization	1,178,538	1,127,439
Total Operating Expenses	9,742,531	9,721,735
Operating Income (loss)	197,844	(145,932)
Other Income (Expense):
Interest and dividend income, net	12,022	57,037
Loss from joint venture	(11,125)	(20,888)
Total Other Income	897	36,149
Income (loss) before Provision for Income Taxes	198,741	(109,783)
Provision for Income Taxes	(44,614)	(19,509)
Net Income (loss)	$154,127	$(129,292)
Net income (loss) per Common Share:
Basic net income (loss) per common share	$0.03	$(0.03)
Diluted net income (loss) per common share	$0.03	$(0.03)
Weighted Average Number of Common Shares Outstanding:
Basic	4,888,977	4,946,058
Diluted	4,888,977	4,946,058

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011 and 2010

		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance, December 31, 2009		—	$—	5,562,100	$556	$17,610,392	$(3,106,513)	$(1,536,782)	$12,967,653
Dividends		—	—	—	—	(196,421)	—	—	(196,421)
Surrender of Shares from Restricted Stock Plan		—	—	(1,000)	—	—	—	—	—
Stock Compensation Expense		—	—	—	—	193,950	—	—	193,950
Purchase of Treasury Shares		—	—	—	—	—	—	(585,708)	(585,708)
Net Loss		—	—	—	—	—	(129,292)	—	(129,292)
Balance, December 31, 2010		—	—	5,561,100	556	17,607,921	(3,235,805)	(2,122,490)	12,250,182
Surrender of Shares from Restricted Stock Plan		—	—	(1,500)	—	—	—	—	—
Stock Compensation Expense		—	—	55,833	6	150,847	—	—	150,853
Dividends		—	—			(244,493)	—	—	(244,493)
Purchase of Treasury Shares		—	—	—	—	—	—	(271,227)	(271,227)
Net Income		—	—	—	—	—	154,127		154,127
Balance, December 31, 2011	—	—	—	5,615,433	$562	$17,514,275	$(3,081,678)	$(2,393,717)	$12,039,442

See notes to consolidated financial statements

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$154,127	$(129,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,178,538	1,127,439
Stock compensation expense	150,853	193,950
Deferred income tax benefit	—	(39,076)
Loss from joint venture	11,125	20,888
Deferred rent	33,603	9,714
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	281,004	551,044
Prepaid expenses and other current assets	56,310	(130,779)
Other assets	(7,339)	75,000
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(62,618)	(108,679)
Deferred revenue	(908,133)	214,938
Total adjustments	733,343	1,914,439
Net Cash Provided by Operating Activities	887,470	1,785,147
Cash Flows from Investing Activities:
Acquisition of property and equipment	(228,018)	(349,299)
Capitalized course costs and software development	(896,297)	(356,827)
Investment in joint venture	(10,000)	(10,000)
Cash paid for business assets	(24,000)	—
Net Cash Used in Investing Activities	(1,158,315)	(716,126)
Cash Flows from Financing Activities:
Purchase of treasury shares	(271,227)	(585,708)
Dividends paid	(183,744)	(196,421)
Net Cash Used in Financing Activities	(454,971)	(782,129)
Net (Decrease) Increase in Cash and Cash Equivalents	(725,816)	286,892
Cash and Cash Equivalents, beginning of year	7,007,541	6,720,649
Cash and Cash Equivalents, end of year	$6,281,725	$7,007,541
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$2,199
Cash paid for income taxes	$7,600	$60,000

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 as Center for Video Education Inc. for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products are periodic subscription and non-subscriptions services delivered in either video format or over the internet directed to corporate accountants and financial managers, and accountants in public practice. In conjunction with the acquisitions of Loscalzo Associates, Ltd. (“Loscalzo”), and Executive Enterprises Institute (“EEI”), the Company is now a leading provider of live training to accounting, legal, and financial services professionals. In addition, the Company produces a series of continuing education courses directed to the engineering profession, a series of courses designed for candidates for the professional engineering exam, and training for information technology professionals. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) produces ethics, governance, and compliance programs for corporate clients and, through its Cognistar division, produces online and customized training courses for the legal profession. Through its wholly-owned subsidiary, Skye Multimedia Ltd. (“Skye”), the Company produces customized training solutions for a number of industries, including pharmaceuticals, professional services, and others. The Company has also acquired a library of nationally certified online training solutions for the banking, securities, and insurance industries, and courses designed for live training. SmartPros also develops and hosts Websites, produces custom videos and rents out its video production studio for a fee. SmartPros' corporate headquarters is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, and video production studio.

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

Segment reporting - The Company has evaluated the requirements under Topic 280, Segment Reporting, of the Accounting Standards Codification (“ASC”). The Company's management monitors the revenue streams of its various products and services; however, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered to be aggregated in one reportable segment, educational services.

Cash and cash equivalents - All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. From time to time, the Company invests a portion of its excess cash in money market accounts that are stated at cost and approximate fair value.

Concentration of credit risk - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. From time to time, the cash balances exceed insured limits. The Company's cash balances are deposited with high credit quality financial institutions to mitigate this risk. With the recent

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

economic downturn in the banking sector, the Company closely monitors its cash investments in money market funds
No single customer represents a significant concentration (over 10%) of sales or receivables.

Accounts receivable - Accounts receivable are recorded at net realizable value which is the original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is established through a provision for bad debts charged to operations. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable, based on an evaluation of the collectability of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Topic 350 of the ASC, “Intangibles-Goodwill and Other”. This topic establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. The topic requires, among other things, that the Company review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the asset is reduced to its estimated fair value. The Company believes that none of the long-lived assets were impaired as of December 31, 2011 and 2010.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The Company performed its assessment and determined that goodwill is not impaired as of December 31, 2011 and 2010.

Intangible assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives, which vary from 3 to 19 years. The Company performs an annual assessment or when events or circumstance indicate that an impairment may have occurred. The Company performed its annual assessment of its intangible assets and found no impairments as of December 31, 2011 and 2010.

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The Company has capitalized approximately $65,000 and $48,000 on such costs for the years ended December 31, 2011 and 2010, respectively. The amortization period is generally five years for courses either purchased or developed internally. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to operations as incurred. Included in other intangible assets are course costs net of accumulated amortization of $206,000 and $307,000 at December 31, 2011 and 2010, respectively. Amortization expense for 2011 and 2010 was approximately $162,000 and $241,000, respectively.

Capitalized software - The Company has developed a new Learning Management System (“LMS”) as well as other products and has capitalized those costs in accordance with the provisions of Topic 350, "Internal-Use Software". Total capitalized costs were $2,479,000 and $1,647,000 as of December 31, 2011 and 2010, respectively. The Company began amortizing certain of these costs over a five-year period commencing when the LMS was placed in service during 2008. Amortization expense for

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

2011 and 2010 was approximately $413,000 and $297,000, respectively.

Deferred revenue - Deferred revenue related to subscription services represents the portion of unearned subscription revenue, which is amortized on a straight-line basis over the subscription period, as earned. Deferred revenue related to web site design and video production services represents that portion of amounts billed by the Company, or cash collected by the Company, for which services have not yet been provided or earned in accordance with the Company's revenue recognition policy.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2008.

Net income (loss) per share - Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock. For the years ended December 31, 2011 and 2010, the inclusion of common stock equivalents would be anti-dilutive.

The reconciliation is as follows:

Years Ended December 31,	2011	2010
Weighted Average Number of Shares Outstanding	4,888,977	4,946,058
Effect of Dilutive Securities, common stock equivalents	—	—
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	4,888,977	4,946,058

Stock-based compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation”. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Advertising costs - Advertising costs are expensed as incurred and were approximately $121,000 and $115,000 for the years ended December 31, 2011 and 2010, respectively.

New accounting pronouncements - In September 2011, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This amendment is effective for years beginning after December 15, 2011 and the Company does not believe that amendment will have any material impact on its financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

2.	Acquisitions and Joint Venture

In February 2011, the Company acquired substantially all of the intellectual property rights from Leveraged Logic for $24,000. Leveraged Logic primarily produces a weekly subscription based program known as "This Week in Accounting", delivered in a Webinar format. In addition, the Company recently introduced a new similar type product known as "This Week in Taxation".

In 2008, our Skye subsidiary formed a joint venture with Education and Training Systems International (“ETSI”) for the purpose of marketing its iReflect product and to date has invested $55,000 in this joint venture. iReflect is an interactive, web-based tool used for the development of marketing and presentation skills. The investment in the joint venture is accounted for using the equity method and Skye has reduced the carrying amount of its investment by its share of losses in the joint venture, net of any additional capital contributions.

3.	Property and Equipment, net

The components of property and equipment are as follows:

December 31,	2011	2010
Furniture, Fixtures and Equipment	$4,685,968	$4,577,624
Leasehold Improvements	189,709	189,709
	4,875,677	4,767,333
Less Accumulated Depreciation	4,230,352	4,049,905
	$645,325	$717,428

Depreciation expense for the years ended December 31, 2011 and 2010 was approximately $300,000 and $241,000, respectively.

4.	Goodwill and Other Intangible Assets, net

The components of other intangible assets are as follows:

December 31,	2011	2010
Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
Pro2 Net Courses (“P2N”)	837,504	837,504
Course Costs	1,210,178	1,145,001
Customer Lists	1,041,746	1,041,746
Restrictive Covenant	200,000	200,000
Trade Name	350,000	350,000
Capitalized Software	2,478,847	1,647,727
Financial Campus	340,894	340,894
Other Intangible Assets	827,330	803,330
	11,753,336	10,833,039
Less Accumulated Amortization	7,819,598	6,941,181
	$3,933,738	$3,891,858

The aggregate amortization expense for the years ended December 31, 2011 and 2010 was approximately $878,000 and $887,000, respectively.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Estimated amortization expense for each of the five years subsequent to December 31, 2011 is as follows:

Year Ending December 31,
2012	$782,000
2013	$701,000
2014	$526,000
2015	$416,000
2016	$285,000

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the years ended December 31, 2011 and 2010:

	Goodwill	Other Intangible Assets
Balance, January 1, 2010	$3,375,257	$4,421,749
Amortization Expense	—	(886,718)
Goodwill and Intangible Assets Acquired and Developed		356,827
Balance, December 31, 2010	3,375,257	3,891,858
Amortization Expense	—	(878,416)
Intangible Assets Acquired and Developed	—	920,296
Balance, December 31, 2011	$3,375,257	$3,933,738

5.	Income Taxes

At each of December 31, 2011 and 2010, the Company has a net deferred tax asset of approximately $1,290,000 primarily resulting from the expected future benefit of available net operating loss carryforwards and other temporary differences. Realization of deferred tax assets depends on the Company's estimate of sufficient future taxable income during the period that deductible temporary differences and loss carryforwards are expected to be available to offset future taxable income of approximately $3,000,000 which expire through 2025.

The components of the provision for income taxes are as follows:

Years Ended December 31,	2011	2010
Current:
Federal	$—	$—
State	(44,614)	(58,585)
Total Current	(44,614)	(58,585)
Deferred:
Federal	—	33,216
State	—	5,860
Total Deferred	—	39,076
	$(44,614)	$(19,509)

Included in current state income tax expense for the year ended December 31, 2010 is approximately $24,000 of income tax under accruals from the prior year.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

The temporary differences and net operating loss carryforward give rise to the following deferred tax assets:

December 31,	2011	2010
Net Operating Loss	$1,170,000	$1,370,000
Depreciation and Amortization of Property, Equipment and Intangibles	469,000	504,000
Stock Option and Restricted Stock Compensation Expense	205,000	145,000
Other	27,000	13,000
	1,871,000	2,032,000
Less Valuation Allowance	581,000	742,000
Deferred Tax Asset	$1,290,000	$1,290,000

These amounts have been classified on the accompanying consolidated balance sheets as non-current.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

Years Ended December 31,	2011	2010
U.S. Federal Statutory Income Tax Rate	34%	(34)%
State Income Tax Rate, net of federal benefit	14%	(6)%
Travel and Entertainment	6%	(9)%
Prior Years’ True-ups	48%	(12)%
Change in Valuation Allowance	(81)%	41%
Other	1%	5%
Effective Income Tax Rate	22%	(15)%

6.	Stock Incentive Plan

In June 2009 the Company adopted, with shareholder approval, its 2009 Incentive Compensation Plan (the “Plan”), replacing the expired 1999 Stock Option Plan. The Plan provides for the grant of up to 800,000 shares of non-qualified stock options and restricted stock awards to employees, directors and consultants. Future restricted stock grants may not exceed 200,000 shares. The Plan incorporated the outstanding shares at the time of adoption. As of December 31, 2011, there were 334,587 options outstanding, of which 221,487 are currently exercisable and there were 119,333 restricted stock grants outstanding. Of these restricted stock grants, 55,833 shares were issued under the 2009 Plan and the remaining 63,500 shares were issued under the 1999 Plan. As of December 31, 2011, the Plan had a net balance of 411,080 shares reserved for the issuance of future grants. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares, and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2011 and 2010 was $2.01 and $2.34, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. The Company takes into consideration guidance under ASC Topic 718, “Stock Compensation” when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of the actual time elapsed between the date of grant and the exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Years Ended December 31,	2011	2010
Contractual Term	10 years	10 years
Expected Volatility	40%	40%
Expected Dividend Yield	2.0%-2.5%	—%
Risk-Free Interest Rate	2.3%-4.0%	1.27
Expected Term	5.0 years	5.0 years

For the years ended December 31, 2011 and 2010, stock-based compensation expense related to stock options granted was approximately $46,000 and $61,000, respectively. As of December 31, 2011, the fair value of unamortized compensation cost related to non-vested stock option awards was approximately $51,000. Unamortized compensation cost as of December 31, 2011 is expected to be recognized over a remaining weighted-average vesting period of three years.

As of December 31, 2011 and 2010, the options had no intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable.

In February 2011, the Company granted 5,000 stock options, valued at approximately $4,500, exercisable over 10 years from the date of grant at $2.37 per share. These options vest over a three-year period, commencing one year from the grant date.

In August 2011, the Company granted various employees and directors 99,500 options, valued at approximately $53,000, exercisable over 10 years from the date of grant at $1.99 per share, with varying vesting dates.

In January 2012, the Company granted 15,000 options to an employee, exercisable over 10 years from the date of grant at $1.80 per share. These options vest one-third each year commencing one year from date of grant.

A summary of all stock option activity is as follows:

Years Ended December 31, 2011 and 2010	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2010	410,121	$4.4
Options granted	5,000	2.34
Options forfeited/expired	(5,323)	4.95
Outstanding, December 31, 2010	409,798	4.37
Options granted	104,500	2.01
Options forfeited/expired	(179,711)	5.29
Outstanding, December 31, 2011	334,587	$3.14
Exercisable, December 31, 2011	221,487	$3.66

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$.01-$1.99	99,500	9.58	$1.99	16,667	9.58
$2.00-$2.99	105,450	5.31	2.52	75,183	4.26
$3.00-$3.99	35,150	4.98	3.34	35,150	4.98
$4.00-$4.99	35,142	3.67	4.18	35,142	3.67
$5.00-$5.99	59,345	5.55	5.43	59,345	5.55
	334,587	6.54	$3.14	221,487	4.86

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

A summary of the non-vested options and activity for the year ended December 31, 2011 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2011	88,559	1.62
Granted	104,500	2.01
Vested	(77,009)	2.3
Forfeited	(2,950)	4.06
Non-vested, December 31, 2011	113,100	2.12

7.	Stockholders' Equity

In 2011 and 2010 the Company purchased 130,928 and 201,479 shares of its common stock for $271,227 and $589,708, respectively.

In March 2011, the Company granted certain employees and non-employee directors, 55,833 shares of its restricted stock from its 2009 Plan. These shares vest as follows, 42,333 shares vest one-third on each of February 2012, 2013, and 2014 and the remaining 13,500 shares vest in March 2014. The stock grant expense for the years ended December 31, 2011 and 2010 were approximately $104,000 and 133,000, respectively.

8.	Commitments and Contingencies

Operating leases- The Company leases office space and production and warehouse facilities in Hawthorne, New York; Westborough, Massachusetts; Bridgewater, New Jersey; and Shrewsbury, New Jersey. Future minimum lease payments are as follows:

Year Ending December 31,
2012	$441,000
2013	425,000
2014	389,000
2015	387,000
2016	405,000
Thereafter	744,000
$2,791,000

Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2011 and 2010 was approximately $450,000 and $439,000, respectively.

The Company arranged for a $75,000 letter of credit representing a security deposit for the Hawthorne, New York lease. The Company has pledged a $75,000 certificate of deposit to the bank, issuing the letter of credit as collateral for the letter of credit and the restricted cash account is included in other assets.

Employment agreements- The Company has entered into employment agreements with its key senior executives.

•
The employment agreement with the Company’s chief executive officer was renewed in February 2007, and was for an initial term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term, unless either party gives notice of their intent not to renew before the end of the first year of each three-year term.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

•	The chief financial officer’s agreement was renewed in June 2011 and expires in June 2013.

•	The president's employment agreement was renewed on October 1, 2011 for a period of three years.

•	The chief technology officer’s agreement was renewed on March 1, 2012 for a period of two years.

•	The agreement with the President of Skye was renewed on February 1, 2012 for a one-year period. The agreement requires an annual base salary plus incentives if certain goals are met.
Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company’s board of directors. Under certain agreements, if the Company terminates any executive’s employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits.

The aggregate commitments under the employment agreements for the senior executives described above approximated $1,055,000, $857,000 and $553,000 payable in 2012, 2013 and 2014 respectively.

Litigation - From time to time, the Company may be involved in litigation through the normal course of business. Currently, there is no pending litigation.

9.	Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

Current assets and current liabilities - The fair values of cash, accounts receivables, payables, and certain other short-term financial instruments approximate their carrying values due to their short-term maturities.