Form 10-Q
period 2012-03-31
SmartPros Ltd.
filed 2012-05-08
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2012
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2012, there were 4,797,231 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
March 31, 2012

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,924,634	$6,281,725
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 and $39,000 at March 31, 2012 and December 31, 2011, respectively	1,205,141	1,868,063
Prepaid expenses and other current assets	456,238	334,826
Current income tax benefit	230,000	—
Total Current Assets	7,816,013	8,484,614
Property and equipment, net	667,386	645,325
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,728,977	3,933,738
Other assets, including restricted cash of $75,000	104,515	92,965
Deferred tax asset	1,290,000	1,290,000
Investment in joint venture, at cost	2,367	2,742
	9,168,502	9,340,027
Total Assets	$16,984,515	$17,824,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,709	$712,978
Accrued expenses	281,125	338,713
Dividend payable	59,965	60,749
Deferred revenue	4,724,522	4,606,255
Total Current Liabilities	5,327,321	5,718,695
Other liabilities	69,870	66,504
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,615,433 shares issued as of March 31, 2012 and December 31, 2011 respectively; and 4,797,231 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	562	562
Additional paid-in capital	17,485,396	17,514,275
Accumulated (deficit)	(3,504,917)	(3,081,678)
Common stock in treasury, at cost – 818,202 shares at March 31, 2012 and December 31, 2011, respectively	(2,393,717)	(2,393,717)
Total Stockholders’ Equity	11,587,324	12,039,442
Total Liabilities and Stockholders’ Equity	$16,984,515	$17,824,641
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net revenues	$3,008,195	$3,054,596
Cost of revenues	1,342,097	1,352,758
Gross profit	1,666,098	1,701,838
Operating Expenses:
Selling, general and administrative	2,051,056	2,112,558
Depreciation and amortization	272,219	257,572
	2,323,275	2,370,130
Operating loss	(657,177)	(668,292)
Other Income (Expense):
Interest income (net)	5,960	2,779
Equity loss from joint venture	(375)	(3,875)
	5,585	(1,096)
Loss before income tax	(651,592)	(669,388)
Benefit from income tax	228,353	240,000
Net loss	$(423,239)	$(429,388)
Net loss per common share:
Basic net loss per common share	$(0.09)	$(0.09)
Diluted net loss per common share	$(0.09)	$(0.09)
Weighted Average Number of Shares Outstanding:
Basic	4,797,231	4,878,807
Diluted	4,797,231	4,878,807
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(423,239)	$(429,388)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	272,219	257,572
Stock compensation expense	31,086	26,933
Current income tax benefit	(230,000)	(240,000)
Equity loss from joint venture	375	3,875
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	662,922	1,107,387
Prepaid expenses and other current assets	(121,412)	(174,349)
Other assets	(11,550)	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(508,857)	(446,585)
Deferred revenue	118,267	(171,423)
Other liabilities	3,366	3,114
Total adjustments	216,416	366,524
Net Cash (Used in) Operating Activities	(206,823)	(62,864)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(87,819)	(15,202)
Capitalized software development costs	—	(216,138)
Capitalized course costs	(1,700)	(14,315)
Intangibles acquired	—	(24,000)
Additional capital invested in joint venture	—	(10,000)
Net Cash (Used in) Investing Activities	(89,519)	(279,655)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(24,100)
Dividend paid	(60,749)	(61,496)
Net Cash (Used in) Financing Activities	(60,749)	(85,596)
Net (decrease) in cash and cash equivalents	(357,091)	(428,115)
Cash and cash equivalents, beginning of period	6,281,725	7,007,541
Cash and cash equivalents, end of period	$5,924,634	$6,579,426
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies
          Nature of Operations
The Company, a Delaware corporation, was organized in 1981 under the name Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products and services include the following:

•
Video and Internet-based subscription programs, live training seminars, Webinars and other continuing professional education programs and services for the accounting profession and finance professionals. The Company is a leading provider of training to certified public accountants, accountants in industry and financial professionals.

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
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at March 31, 2012 are capitalized course costs of $368,000, net of accumulated amortization of $215,000.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of outstanding shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the three month periods ended March 31, 2012 and 2011, the inclusion of Common Stock equivalents would be anti-dilutive.
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
As of March 31, 2012, 344,587 options were outstanding, of which 215,087 and 129,500 had been granted under our 1999 and 2009 Plans, respectively, and of which 242,820 are currently exercisable. In January 2012, the Company granted 15,000 options to the President of its Loscalzo division. The exercise price of the grant is $1.80 per share. These options vest one-third each year and expire ten years from date of issuance. Restricted stock grants outstanding as of March 31, 2012 totaled 54,222, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of March 31, 2012, 272,025 shares are available under the 2009 Plan, of which 129,055 shares are available for stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $31,000 and $27,000 for the three-month periods ended March 31, 2012 and 2011 respectively.
The assumptions used for the three-month period ended March 31, 2012, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-6 Years
Risk-free interest rate	0.4%-1.13%
Expected volatility	40.0%
Expected dividend yield	$0.05
Weighted-average fair value of options during the period	$0.62
The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2012	334,587	$3.14	6.54
Granted	15,000	$1.80	9.75
Exercised	—	—	—
Forfeited/expired	(5,000)	$2.34	8.63
Outstanding at March 31, 2012	344,587	$3.09	6.64
Exercisable at March 31, 2012	242,820	$3.56	5.35

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $1,871,000 at March 31, 2012 which is partially offset by a reserve in the amount of $581,000. For the three months ended March 31, 2012, the Company recorded a current income tax benefit of $230,000 principally attributable to its net loss for the period which is expected to be utilized against taxable income generated in future quarterly periods in 2012. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
As of March 31, 2012, the Company had approximately $562,000 available under its November 2011 stock buy-back program for the purchase of additional shares of its common stock. The buy-back program expires in November 2012.
Note 6. Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This amendment is effective for years beginning after December 15, 2011 and the Company believes that the amendment does not have any material impact on its financial statements.
Note 7. Subsequent Events
On May 8, 2012, the Company's board of directors declared a dividend of $.0125 per common share payable on July 6, 2012 to shareholders of record as of June 15, 2012.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for banking and information technology professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, Webinars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.
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
Over the last five years, our annual net revenues grew from $12.5 million to a high of $19.3 million in 2009 and dropped to $17 million in 2011. We believe the decline in revenues from 2009 to 2010 was primarily due to general economic conditions. We believe that the overall growth in net revenues through 2009 was due in large part to the acquisitions of companies, assets and product lines that we completed between 2006 and 2009. We continue to believe that our growth will be through acquisitions, the development of new products and the re-packaging and cross selling of our existing libraries to the various verticals we serve.
While our subscription-based revenue in general has not fluctuated much from quarter to quarter or year to year, we have experienced a decline in revenue from live training programs and from custom-designed projects, which has adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions, competition and consolidations in various industries. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees. We are constantly seeking both new markets and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same consumer through cross-selling. We also recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive net revenue.
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
In 2011, we announced the formal launch of our new SmartPros eCampus (eCampus) Learning Management System, a robust platform and toolset for managing and deploying corporate training and accredited continuing education programs in multiple formats. This product will help drive opportunities with both existing and new clients. It can also be licensed as a stand-alone-offering to companies of all sizes who are looking for a cost-effective cloud based LMS. In addition, we are developing technology so that our content may be used on iPads, tablets and other similar devices.
There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2011. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business.
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
Revenue recognition
A large portion of our revenue is in the form of subscription fees for our monthly accounting update programs or access to our library of accounting, financial services training and legal courses. Other sources of revenue include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Web site design, software development, video production, course design and development and ongoing maintenance fees from our client’s use of eCampus or our Smartpros' Professional Education Center (“PEC”), our proprietary learning management systems. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided. Contracts for development and production services typically provide for a significant upfront payment and a series of payments based on deliverables specifically identified in the contract.
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

Results of Operations
Our operating results for the first quarter of 2012 as compared to the first quarter of 2011 were relatively flat, with very insignificant changes in revenues, expenses and net income. Net revenues from our core subscription products have remained consistent while net revenues from custom work continue to decline, a result of, we believe, the lingering effects of the recession and competitive factors. In addition, an industry-wide slow-down in live-training attendance has adversely affected some areas of our live training business. To address these market conditions, we continue to seek new business and cut expenses and staff when appropriate.
Comparison of three months ended March 31, 2012 and 2011
We recorded a $46,000, or 2%, decrease in net revenues in the 2012 period compared to the 2011 period. Due to the significant cuts we made in direct expenses during 2011 our gross profit margin remained relatively constant at 55%. However, due to lower revenues, our gross profit decreased $36,000, from $1.70 million in the 2011 period to $1.67 million in the 2012 period. Operating results for the 2012 period were impacted by an increase in revenues from our accounting division and our financial services division, offset by declines in revenues from consulting and custom projects. In addition, general and administrative expenses were approximately $62,000 lower in the 2012 period as compared to the 2011 period. We believe these fluctuations in revenues from period to period are not indicative of any long-term expectations as we are still feeling the effects of the general economic climate. We believe that demand for custom work trails the general economy as it takes longer for our customers and potential customers to make decisions on these projects because of budgetary constraints and other issues that impact these decisions. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. We also recognized a modest increase in our live training divisions from new business. The live training business primarily recognizes its revenues in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues. Approximately 50% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended March 31, 2012 and 2011. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,
	2012		2011
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,008,195	100.0%	$3,054,596	100.0%	(1.5)%
Cost of revenues	1,342,097	44.6%	1,352,758	44.3%	(0.8)%
Gross profit	1,666,098	55.4%	1,701,838	55.7%	(2.1)%
Selling, general and administrative	2,051,056	68.2%	2,112,558	69.2%	(2.9)%
Depreciation and amortization	272,219	9.0%	257,572	8.4%	5.7%
Total operating expenses	2,323,275	77.2%	2,370,130	77.6%	(2.0)%
Operating loss	(657,177)	(21.8)%	(668,292)	(21.9)%	(1.7)%
Other income (loss), net	5,585	—%	(1,096)	—%	(609.6)%
Net loss before income tax	(651,592)	(21.7)%	(669,388)	(21.9)%	(2.7)%
Benefit from income taxes	228,353	7.6%	240,000	7.9%	(4.9)%
Net loss	$(423,239)	(14.1)%	$(429,388)	(14.1)%	(1.4)%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $130,000 decrease in net revenues from our Skye subsidiary; (ii) a $23,000 decrease in net revenues from our Engineering division; and (iii) a $23,000 decrease in net revenues from our SmartPros Legal and Ethics subsidiary. These decreases were offset, in part, by (i) a $43,000 increase in revenues from our Accounting/Finance division; (ii) $78,000 increase in net revenues from our Financial Services division and (iii) an $8,000 increase in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.
In the first quarter of 2012, net revenues from the Accounting/Finance division were $2.15 million, or 71% of net revenues, compared to $2.1 million, or 69% of net revenues, in the comparable 2011 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were relatively flat at approximately $1.9 million. Net revenues from other projects in our Accounting/Finance division that are not subscription based were relatively constant from 2011 to 2012, while live-training revenue increased by $26,000 in the 2012 period from the 2011 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2012 period, net revenues from online sales of accounting products increased by approximately $83,000 in the 2012 period as compared to the 2011 period, increasing from $903,000 to $986,000, a 9% increase. This also represents 33% of total revenue in the current quarter. Net revenues from our Loscalzo live training subsidiary increased $45,000 in the 2012 period compared to the 2011 period primarily due to new business Our EEI live training division generated $15,000 in revenue in the 2012 period as compared to $34,000 in 2011 period. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. EEI has introduced new products and services to its clients such as Continuing Professional Education (CPE) administration.
For the three-months ended March 31, 2012, Skye generated net revenues of $140,000 compared to $270,000 in the first quarter of 2011. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. We believe the decrease in Skye’s net revenue is not indicative of any long-term trends as business organizations are continuing to study these types of products and their cost effectiveness. As economic conditions improve we are seeing more requests for proposals. Skye is currently working on the introduction of new products and continues to market its iReflect product developed in a joint venture.
Our Financial Services Training division generated $437,000 of net revenues in the quarter ended March 31, 2012. For the quarter ended March 31, 2011, this division generated $359,000 of net revenues. The increase is due primarily from custom work, and offset by reduced subscription-based revenues. However, this division has approximately $160,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing in 2012.
For the quarter ended March 31, 2012, SLE had net revenues of $109,000 compared to net revenues of $132,000 for the comparable 2011 quarter. For the 2012 period, $37,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $72,000 was generated by the Cognistar Legal division, as compared to $51,000 and $81,000, respectively, in the 2011 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $120,000 of net revenues in the first quarter of 2012 compared to $143,000 in the first quarter of 2011. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication and information technology in the first quarter of 2012 were $56,000. In comparison, these divisions recorded $48,000 of net revenue for the first quarter of 2011.
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
Our gross profit margins for the three-months ended March 31, 2012 and 2011 remained relatively flat at 55.4% and 55.7%, respectively. We made substantial reductions in overhead in 2010 and 2011. In addition, we have reduced the amount of outsourcing for some of our technology projects. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. The cost of software modifications and updates get charged to expense as incurred.
Cost of revenues decreased by approximately $11,000 in the 2012 period compared to the 2011 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $15,000. This increase is primarily related to Webinars that we are doing in 2012. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, increased $73,000. The increase is primarily attributable to our live training business as we had more seminars in the first quarter of 2012 as compared to 2011. We have expended significant sums in the first quarter of 2012 updating and introducing new courses in our live training catalogs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes.

•
Royalties. Royalty expense decreased in the three-months ended March 31, 2012, compared to the corresponding 2011 period by $53,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel decreased by $36,000, without capitalizing any costs during the current quarter. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were $44,000 for the first quarter of 2012 as compared to $53,000 for the first quarter of 2011. The decrease of $9,000 is primarily related to reduced shipping costs and these costs fluctuate from period to period.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2012 period decreased by approximately $62,000, or

3.0%, compared to the 2011 period. This decrease is primarily attributable to reduced payroll and related costs.
Compensation expense in the 2012 period decreased by $43,000 compared to the 2011 period. We had 48 and 55 full-time general and administrative employees at March 31, 2012 and 2011, respectively. The decrease in costs is from savings in management salaries from our Loscalzo subsidiary and the reduced headcount. In addition, compensation expense includes stock based compensation expense of $31,000 for the 2012 period and $27,000 for the 2011 period, an increase of approximately $4,000.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by $18,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $15,000 in the first quarter of 2012 compared to the first quarter of 2011 primarily from the amortization from capitalized costs relating to internally-developed assets. We expect our depreciation and amortization expense on our fixed and intangible assets to be greater in the current year as we amortize our newly completed LMS. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the three-months ended March 31, 2012, the operating loss was approximately $657,000 compared to an operating loss of approximately $668,000 in the corresponding 2011 period, primarily a result of reduced general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For both the first quarters of 2012 and 2011 we had de minimis net other income. The loss from our 50% interest in the iReflect joint venture was $375 in the current period compared to $3,875 in the 2011 period.
Income taxes
For the current period, we recorded a current income tax benefit of $228,353, after recording $1,647 for state income taxes as compared to a current provision for income taxes in the 2011 period of $240,000.
Net loss
For the three-months ended March 31, 2012 and 2011, we recorded a net loss of approximately $423,000 and $429,000, respectively, or $0.09 per share, basic and diluted for both periods.

Liquidity and Capital Resources
At March 31, 2012, we had no long-term debt.
Our working capital as of March 31, 2012 was approximately $2.5 million compared to $2.8 million at December 31, 2011. Our current ratio at March 31, 2012 and December 31, 2011 was 1.47 to 1 and 1.48 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.7 million at March 31, 2012 and $4.6 million at December 31, 2011.
At March 31, 2012, we had cash and cash equivalents of approximately $5.92 million. For the three-months ended March 31, 2012, we reported a net decrease in cash and cash equivalents of approximately $357,000 that includes approximately $207,000 of cash used in operating activities, approximately $90,000 of cash used in investing activities and approximately $61,000 used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At March 31, 2012, we had approximately $1.21 million in receivables and $543,000 in payables and accrued expenses, as compared to $1.87 million of receivables and $1.05 million in payables at December 31, 2011.
On May 8, 2012, the board of directors declared a dividend of $.0125 per common share payable on July 6, 2012 to shareholders of record as of June 15, 2012.
In November 2011, the Company's board of directors voted to extend its stock buy back program through November 8, 2012, and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. As of March 31, 2012, approximately $562,000 was available for the purchase of common stock.
For the 2012 period, net cash used in investing activities was approximately $90,000, which included capital expenditures of approximately $88,000, consisting primarily of computer equipment and software purchases, and $2,000 for course development, as compared to approximately $246,000 expended in the first quarter of 2011. We anticipate that our capital expenditures will be substantially lower in 2012 as compared to 2011, as we have completed capitalizing the cost of our new LMS. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities reflects dividends paid on January 5, 2012 to shareholders of record as of December 14, 2011 of approximately $61,000.
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
None.
Company Purchases of its Equity Securities
On November 8, 2011, the Company's board of directors voted to extend the stock buy back program through November 8, 2012, and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the three month period ended March 31, 2012, no shares were purchased. As of March 31, 2012, $562,443 was available for repurchase under the program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

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

SmartPros Ltd.

(Registrant)

Date:	May 8, 2012	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2012	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)