Form 10-Q
period 2012-06-30
SmartPros Ltd.
filed 2012-08-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2012
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2012, there were 4,708,661 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
June 30, 2012

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,829,002	$6,281,725
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 and $39,000 at June 30, 2012 and December 31, 2011, respectively	1,810,354	1,868,063
Prepaid expenses and other current assets	349,898	334,826
Current income tax benefit	255,000	—
Total Current Assets	8,244,254	8,484,614
Property and equipment, net	630,257	645,325
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,706,670	3,933,738
Other assets, including restricted cash of $75,000	104,515	92,965
Deferred tax asset	1,290,000	1,290,000
Investment in joint venture, at cost	6,867	2,742
	9,113,566	9,340,027
Total Assets	$17,357,820	$17,824,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$702,283	$712,978
Accrued expenses	277,535	338,713
Dividend payable	58,858	60,749
Deferred revenue	4,948,394	4,606,255
Total Current Liabilities	5,987,070	5,718,695
Other liabilities	65,796	66,504
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,615,433 shares issued as of June 30, 2012 and December 31, 2011 respectively; and 4,708,661 shares and 4,797,231 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	562	562
Additional paid-in capital	17,453,969	17,514,275
Accumulated (deficit)	(3,581,073)	(3,081,678)
Common stock in treasury, at cost – 906,772 and 818,202 shares at June 30, 2012 and December 31, 2011, respectively	(2,568,504)	(2,393,717)
Total Stockholders’ Equity	11,304,954	12,039,442
Total Liabilities and Stockholders’ Equity	$17,357,820	$17,824,641
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$4,242,873	$5,120,023	$7,251,068	$8,174,619
Cost of revenues	1,951,121	2,104,947	3,293,218	3,457,705
Gross profit	2,291,752	3,015,076	3,957,850	4,716,914
Operating Expenses:
Selling, general and administrative	2,123,363	2,202,222	4,174,419	4,314,780
Depreciation and amortization	272,127	317,938	544,346	575,510
	2,395,490	2,520,160	4,718,765	4,890,290
Operating loss (income)	(103,738)	494,916	(760,915)	(173,376)
Other Income (Expense):
Interest income (net)	8,082	1,947	14,042	4,726
Equity loss from joint venture	(5,500)	(5,300)	(5,875)	(9,175)
	2,582	(3,353)	8,167	(4,449)
(Loss) income before income tax	(101,156)	491,563	(752,748)	(177,825)
Benefit (provision) from income taxes	25,000	(175,000)	253,353	65,000
Net (loss) income	$(76,156)	$316,563	$(499,395)	$(112,825)
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.02)	$0.06	$(0.11)	$(0.02)
Diluted net (loss) income per common share	$(0.02)	$0.06	$(0.11)	$(0.02)
Weighted Average Number of Shares Outstanding:
Basic	4,766,814	4,918,228	4,781,939	4,898,518
Diluted	4,766,814	4,918,228	4,781,939	4,898,518
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(499,395)	$(112,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	544,346	575,510
Stock compensation expense	58,518	61,155
Current income tax benefit (provision)	(255,000)	(80,000)
Equity loss from joint venture	5,875	9,175
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	57,709	95,878
Prepaid expenses and other current assets	(15,072)	103,991
Other assets	(11,550)	(8,279)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(71,874)	(122,096)
Deferred revenue	342,139	(178,003)
Other liabilities	(708)	6,876
Total adjustments	654,383	464,207
Net Cash Provided by Operating Activities	154,988	351,382
Cash Flows from Investing Activities:
Acquisition of property and equipment	(118,835)	(95,868)
Capitalized software development costs	(59,331)	(417,733)
Capitalized course costs	(34,169)	(29,400)
Intangibles acquired	(89,874)	(24,000)
Additional capital invested in joint venture	(10,000)	(10,000)
Net Cash (Used in) Investing Activities	(312,209)	(577,001)
Cash Flows from Financing Activities:
Purchase of treasury stock	(174,787)	(32,483)
Dividend paid	(120,715)	(61,496)
Net Cash (Used in) Financing Activities	(295,502)	(93,979)
Net (decrease) in cash and cash equivalents	(452,723)	(319,598)
Cash and cash equivalents, beginning of period	6,281,725	7,007,541
Cash and cash equivalents, end of period	$5,829,002	$6,687,943
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$18,633	$—

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
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at June 30, 2012 are capitalized course costs of $391,000, net of accumulated amortization of $229,000.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the six and three month periods ended June 30, 2012 and 2011, the inclusion of Common Stock equivalents would be anti-dilutive.

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
As of June 30, 2012, 318,487 options were outstanding, of which 188,987 and 129,500 had been granted under our 1999 and 2009 Plans, respectively, and of which 216,720 are currently exercisable. In January 2012, the Company granted 15,000 options to the President of its Loscalzo division. The exercise price of the grant is $1.80 per share. These options vest one-third each year and expire ten years from date of issuance. Restricted stock grants outstanding as of June 30, 2012 totaled 54,222, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of June

30, 2012, 298,125 shares are available under the 2009 Plan, of which 129,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $27,000 and $59,000 for the three-month and six-months periods ended June 30, 2012 and $34,000 and $61,000 for the three-month and six-months periods ended June 30, 2011.
The assumptions used for the six-month period ended June 30, 2012, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-6 Years
Risk-free interest rate	0.4%-1.13%
Expected volatility	40.0%
Expected dividend	$0.05
Weighted-average fair value of options during the period	$0.62
The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2012	334,587	$3.14	6.54
Granted	15,000	$1.80	9.50
Exercised	—	—	—
Forfeited/expired	(31,100)	$2.43	1.09
Outstanding at June 30, 2012	318,487	$3.15	6.92
Exercisable at June 30, 2012	216,720	$3.70	5.38

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $1,871,000 at June 30, 2012 which is partially offset by a valuation reserve in the amount of $581,000. For the six months ended June 30, 2012, the Company recorded a current income tax benefit of $255,000 principally attributable to its net loss for the current period which is expected to be utilized against taxable income generated in future quarterly periods in 2012. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During 2012, the Company has purchased 88,470 shares of its common stock for approximately $175,000. It has available approximately $388,000 under its November 2011 stock buy-back program for the purchase of additional shares of its common stock. The buy-back program expires in November 2012.
Note 6. Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment.

The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.
Note 7. Subsequent Events
On July 2, 2012, the Company granted to one of its employees 7000 restricted shares of its Common Stock, from the 2009 Plan. The stock vests three years from date of grant and the value of the stock at the date of the grant was $1.98 per share.
On August 7, 2012, the Company's board of directors declared a dividend of $.0125 per common share payable on October 5, 2012 to shareholders of record as of September 19, 2012.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for banking and information technology professionals. We also provide corporate governance, ethics and compliance training for the general corporate market. In June 2012, we acquired from Global Collaboration Partners (GCP), content consisting of web-based training in the human resources and health and safety areas. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, Webinars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.
We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA.
Some of the most significant trends affecting our business are the following:

•
the increasing recognition by professionals and their employers of the importance of continuing professional education in order to maintain their licenses, remain current on new developments and best practices, develop and improve their skills and to generally remain competitive;

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the continual issuance of new laws and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and train employees; and

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer.
Over the last five years, our annual net revenues grew from $12.5 million to a high of $19.3 million in 2009 and dropped to $17 million in 2011. We believe the decline in revenues from 2009 to 2011 was primarily due to general economic conditions. The overall growth in net revenues through 2009 was due in large part to the acquisitions of companies, assets and product lines that we completed between 2006 and 2009. We continue to believe that our growth will be through acquisitions, the development of new products and the re-packaging and cross selling of our existing libraries to the various markets we serve.
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

Results of Operations
Our operating results for the second quarter of 2012 as compared to the second quarter of 2011, reflected significant decreases in revenues, resulting in both increased operating and net losses. Net revenues from our core subscription products have remained fairly stable, while net revenues from usage, live training and custom work declined, a result of, we believe, the lingering effects of the recession and competitive factors. In addition, an industry-wide slow-down in live-training attendance has adversely affected some areas of our live training business. To address these market conditions, we continue to seek to acquire either content in new or complimentary markets or additional content, increase our sales force and reduce expenses where appropriate. As previously mentioned, in June 2012, we acquired from GCP, content in the human resources and health and safety areas markets that we previously did not serve. We also entered into an agreement in June 2012, with Villanova University to market and distribute their Online Professional Engineering Review Course, "Power for Electrical Engineers", with over 100 hours of online content. In addition, several of our divisions have signed agreements for work that have either been delayed or extended at the request of the client.
Comparison of three months ended June 30, 2012 and 2011
We recorded a $877,000, or 17%, decrease in net revenues in the 2012 period compared to the 2011 period. Despite the significant cuts we made in direct expenses during 2011, our gross profit margin decreased from 59% to 54%, as the decreased revenues could not totally absorb all of the costs, such as payroll and related expenses. Due to lower revenues, our gross profit decreased $723,000, from $3.02 million in the 2011 period to $2.29 million in the 2012 period. Operating results for the 2012 period were impacted by decreases in revenues from all of our divisions, as we continue to see the lingering effects of a sluggish economy. General and administrative expenses were approximately $79,000 lower in the 2012 period as compared to the 2011 period. We continue to believe that these fluctuations in revenues from period to period are not fully indicative of any long-term expectations from all of our divisions. Although, we continue to see a decline in custom work, we do see growth potential in our content-based businesses in the various verticals that we service. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. We also experienced a decrease in our live training divisions due to a number of factors, such as decreased attendance at State sponsored seminars. The ongoing delays in the issuance of new accounting pronouncements as well as the continual delays in the convergence of US GAAP with international accounting standards have also contributed to the reduced revenue. The live training business primarily recognizes its revenues in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continues to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues. Approximately 43% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended June 30, 2012 and 2011. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$4,242,873	100.0%	$5,120,023	100.0%	(17.1)%
Cost of revenues	1,951,121	46.0%	2,104,947	41.1%	(7.3)%
Gross profit	2,291,752	54.0%	3,015,076	58.9%	(24.0)%
Selling, general and administrative	2,123,363	50.0%	2,202,222	43.0%	(3.6)%
Depreciation and amortization	272,127	6.4%	317,938	6.2%	(14.4)%
Total operating expenses	2,395,490	56.4%	2,520,160	49.2%	(4.9)%
Operating (loss) income	(103,738)	(2.4)%	494,916	9.7%	(121.0)%
Other income (loss), net	2,582	—%	(3,353)	—%	(177.0)%
Net (loss) income before income tax	(101,156)	(2.4)%	491,563	9.6%	(120.6)%
Benefit (provision) for income taxes	25,000	0.6%	(175,000)	(3.4)%	(114.3)%
Net (loss) income	$(76,156)	(1.8)%	$316,563	6.2%	(124.1)%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $589,000 decrease in net revenues from our Accounting/Finance division; (ii) a $17,000 decrease in net revenues from our Engineering division; (iii) a $54,000 decrease in net revenues from our SmartPros Legal and Ethics subsidiary; (iv) a $164,000 decrease in revenues from our Financial Services division; and (v) a $64,000 decrease in revenues form our Skye subsidiary, offset by an $11,000 increase in revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, a contract to convert videotapes to digital format is credited to the Accounting/Finance division if that is where the sale originated, even if the project has nothing to do with accounting.
In the second quarter of 2012, net revenues from the Accounting/Finance division were approximately $3.5 million, or 81% of net revenues, compared to $4.0 million, or 79% of net revenues, in the comparable 2011 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.8 million and $2.1 million in the 2012 and 2011 periods, respectively. Net revenues from other projects in our Accounting/Finance division that are not subscription based were relatively constant from 2011 to 2012, while live-training revenue decreased by $313,000 in the 2012 period from the 2011 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2012 period, net revenues from online sales of accounting products decreased by approximately $271,000 in the 2012 period as compared to the 2011 period, as a result of decreased usage sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary decreased $156,000 in the 2012 period compared to the 2011 period primarily due to timing differences in some of it seminars, some of which have been rescheduled to future periods. Our EEI live training division's revenues were $729,000 in the 2012 period as compared to $886,000 in 2011 period, a decrease of $157,000. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. We also eliminated some of the poorer performing programs which contributed to the reduced revenues. To counteract the lack of new accounting pronouncements, EEI has introduced new products and services to its clients such as Continuing Professional Education (CPE) administration.
For the three-months ended June 30, 2012, Skye generated net revenues of $202,000 compared to $266,000 in the second quarter of 2011. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. Although, there is competitive pressure from both domestic and foreign sources, especially in pricing, we believe the decrease in Skye’s net revenue is not indicative of any long-term trends. Businesses are continuing to evaluate these types of services and products and their cost effectiveness. We are seeing more requests for proposals and often contracts are signed but the work does begin for a period of time thereafter. Skye is currently working on the introduction of new products and continues to market its iReflect product developed in a joint venture.
Our Financial Services Training division generated $276,000 of net revenues in the quarter ended June 30, 2012. For the quarter ended June 30, 2011, this division generated $440,000 of net revenues. The decrease is due primarily from reduced subscription-based revenues. However, this division has approximately $160,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing in 2012.
For the quarter ended June 30, 2012, SLE had net revenues of $158,000 compared to net revenues of $212,000 for the comparable 2011 quarter. For the 2012 period, $69,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $89,000 was generated by the Cognistar Legal division, as compared to $100,000 and $112,000, respectively, in the 2011 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $127,000 of net revenues in the second quarter of 2012 compared to $144,000 in the second quarter of 2011. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based. We now include our information technology product, Watch-IT's revenues in the engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the second quarter of 2012 were $29,000. In comparison, these divisions recorded $18,000 of net revenue for the second quarter of 2011.
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
Our gross profit margins for the three-months ended June 30, 2012 and 2011 decreased from 59% in the 2011 period to 54% in the 2012 period, primarily due to the decrease in revenues. We have made numerous reductions in salaries and related costs and outsourced labor, and as such our expense decreased from $2.1 million in 2011 to $1.95 million in the 2012 period. However, there are certain costs, such as payroll and related costs that were not totally absorbed by our decreased revenues. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. The cost of software modifications and updates get charged to expense as incurred.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $80,000. This decrease is primarily related to reduced custom work. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $3,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes.

•
Royalties. Royalty expense decreased by $35,000 in the three-months ended June 30, 2012, compared to the corresponding period in 2011. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel decreased by $47,000, after capitalizing some costs during the period. Almost all of the decrease is attributable to reduced personnel costs as a result of decreased business. We have also replaced some payroll with outsourced technology services.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were relatively constant in both periods at approximately $435,000.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2012 period decreased by approximately $79,000, or 3.6%, compared to the 2011 period. This decrease is primarily attributable to reduced payroll and related costs and a reduction in marketing and promotional expenses.
Compensation expense in the 2012 period decreased by $10,000 compared to the 2011 period. We had 48 and 51 full-time general and administrative employees at June 30, 2012 and 2011, respectively. The decrease in costs is primarily from reduced headcount. In addition, compensation expense includes stock based compensation expense of $27,000 for the 2012 period and $34,000 for the 2011 period, a decrease of approximately $7,000.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $69,000, as we reduced expenditures for marketing and promotion. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $46,000 in the second quarter of 2012 compared to the second quarter of 2011 as some of the assets acquired in prior acquisitions are now fully amortized. We expect our depreciation and amortization expense on our fixed and intangible assets to be less in the current year. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the three-months ended June 30, 2012, the operating loss was approximately $104,000 compared to an operating income of approximately $495,000 in the corresponding 2011 period, primarily a result of decreased revenues.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the second quarters of 2012 we had net other income of $2,600 as compared to a net loss of $3,400 in the 2011 period. The loss from our 50% interest in the iReflect joint venture was $5,500 in the current period compared to $5,300 in the 2011 period.
Income taxes
For the current period, we recorded a $25,000 income tax benefit, as compared to a current provision for income taxes in the 2011 period of $175,000.
Net loss
For the three-months ended June 30, 2012 we recorded a net loss of approximately $76,000, or a loss of $.02 per share basic and diluted. For the comparable period in 2011 we recorded net income of approximately $317,000, or $0.06 per share, basic and diluted.
Comparison of six months ended June 30, 2012 and 2011
We recorded a $924,000, or 11%, decrease in net revenues in the 2012 period compared to the 2011 period. Despite the significant cuts we made in direct expenses during 2011, the decrease in revenues resulted in our gross profit margin decreasing from 57.7% to 54.6%. Our gross profit decreased $759,000, from $4.72 million in the 2011 period to $3.96 million in the 2012 period. Operating results for the 2012 period were impacted by a decrease in all of our revenues. In addition, general and administrative expenses were approximately $140,000 lower in the 2012 period as compared to the 2011 period.
Online revenues, continue to be an important factor to our net revenues. In addition to our on-line accounting and finance products, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues. Approximately 39% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the six-months ended June 30, 2012 and 2011. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$7,251,068	100.0%	$8,174,619	100.0%	(11.3)%
Cost of revenues	3,293,218	45.4%	3,457,705	42.3%	(4.8)%
Gross profit	3,957,850	54.6%	4,716,914	57.7%	(16.1)%
Selling, general and administrative	4,174,419	57.6%	4,314,780	52.8%	(3.3)%
Depreciation and amortization	544,346	7.5%	575,510	7.0%	(5.4)%
Total operating expenses	4,718,765	65.1%	4,890,290	59.8%	(3.5)%
Operating loss	(760,915)	(10.5)%	(173,376)	(2.1)%	338.9%
Other income (loss), net	8,167	(0.1)%	(4,449)	(0.1)%	(283.6)%
Net loss before income tax	(752,748)	(10.4)%	(177,825)	(2.2)%	323.3%
Benefit from income taxes	253,353	3.5%	65,000	0.8%	289.8%
Net loss	$(499,395)	(6.9)%	$(112,825)	(1.4)%	342.6%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $546,000 decrease in accounting revenues (ii) a $194,000 decrease in net revenues from our Skye subsidiary; (iii) a $21,000 decrease in net revenues from our Engineering division; (iv) a $77,000 decrease in net revenues from our SmartPros Legal and Ethics subsidiary; and (v) an $86,000 decrease in revenues from our Financial Services division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
In the first half of 2012, net revenues from the Accounting/Finance division were $5.6 million, or 77% of net revenues, compared to $6.1 million, or 75% of net revenues, in the comparable 2011 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $3.7 million and $4.0 million in the 2012 and 2011 periods, respectively. Net revenues from other projects in our Accounting/Finance division that are not subscription based were $43,000 greater in the 2012 period as compared to the 2011 period. Live-training revenues decreased by $287,000 in the 2012 period from the 2011 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2012 period, net revenues from online sales of accounting products decreased by approximately $188,000, as compared to the 2011 period, primarily as a result of lower usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary decreased $111,000 in the 2012 period compared to the 2011 period primarily due to timing differences in scheduling and lower attendance at some seminars. Our EEI live training division generated $744,000 in revenue in the 2012 period as compared to $920,000 in 2011 period. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. EEI also eliminated some poorly attended conferences resulting in lower revenues. EEI has introduced new products and services to its clients such as Continuing Professional Education (CPE) administration.
For the six-months ended June 30, 2012, Skye generated net revenues of $342,000 compared to $536,000 in the comparable period of 2011. Skye’s income is derived primarily from designing custom training projects and, as such, varies from period to period. As noted above, business organizations are continuing to study these types of products and their cost effectiveness. As economic conditions improve we are seeing more requests for proposals. Skye is currently working on the introduction of new products and continues to market its iReflect product developed in a joint venture.

Our Financial Services Training division generated $713,000 of net revenues in the six-month period ended June 30, 2012. For the period ended June 30, 2011, this division generated $799,000 of net revenues. The decrease is due primarily from reduced subscription-based revenues. However, this division has approximately $160,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing in 2012.
For the six-months ended June 30, 2012, SLE had net revenues of $267,000 compared to net revenues of $344,000 for the comparable 2011 quarter. For the 2012 period, $106,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $161,000 was generated by the Cognistar Legal division, as compared to $161,000 and $193,000, respectively, in the 2011 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $271,000 of net revenues in the first six-months of 2012 compared to $292,000 in the 2011 period. The decrease is primarily a result of timing differences in the placement of orders from customers, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based. Sales of our Watch IT information technology program are now included in the revenues of our engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting were constant in the two periods.
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
Our gross profit margins for the six-months ended June 30, 2012 and 2011 decreased from 57.7% in the 2011 period to 54.6% in the current period. Although we made substantial reductions in overhead in 2011, the decrease in revenues could not totally absorb all of the costs, such as payroll and related expenses. We have reduced the amount of outsourcing for some of our technology projects. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. The cost of software modifications and updates get charged to expense as incurred.
Cost of revenues decreased by approximately $164,000 in the 2012 period compared to the 2011 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $80,000. This increase is primarily related to Webinars that we are doing in 2012. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $3,000. The decrease is primarily attributable to our live training business as we had reduced the number of seminars in the first half of 2012 as compared to 2011.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries are constantly requiring updates as there are always changes.

•
Royalties. Royalty expense decreased by $35,000 in the six-months ended June 30, 2012, compared to the corresponding 2011. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $47,000 in the 2012 period as compared to the 2011 period.

•	Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were also relatively constant at approximately $485,000 in both periods.
Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2012 period decreased by approximately $141,000, or 3.3%, compared to the 2011 period. This decrease is primarily attributable to reduced payroll and related costs, and a reduction in marketing and promotional expenses.
Compensation expense in the 2012 period decreased by $57,000 compared to the 2011 period. The decrease in costs is from savings in management salaries from our Loscalzo subsidiary and the reduced headcount. In addition, compensation expense includes stock based compensation expense of $59,000 for the 2012 period and $61,000 for the 2011 period, a decrease of approximately $2,000.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $84,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as insurance, travel and other costs may increase. In addition, to counter the decrease in revenues we have added additional sales personnel and the company that we outsource our customer service to has now added personnel to exclusively sell our product. This company is managed by a former Smartpros' vice-president of sales.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $31,000 in the first six-months of 2012 compared to the first six-months of 2011 as some of the assets acquired in prior acquisitions are now fully amortized. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to be less in the current year. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the six-months ended June 30, 2012, the operating loss was approximately $761,000 compared to an operating loss of approximately $173,000 in the corresponding 2011 period, primarily a result of lower revenues.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first six-months of 2012 we had net other income of approximately $8,200 as compared to a net loss of approximately $4,400 in the comparable 2011 period. The loss from our 50% interest in the iReflect joint venture was $5,875 in the current period compared to $9,175 in the 2011 period.
Income taxes
For the current period, we recorded a current income tax benefit of $253,353, after recording $1,647 for state income taxes as compared to a benefit for income taxes in the 2011 period of $65,000.
Net loss
For the six-months ended June 30, 2012 and 2011, we recorded a net loss of approximately $499,000 and $113,000, respectively, or $0.11 and $.02 per share, basic and diluted, respectively.

Liquidity and Capital Resources
At June 30, 2012, we had no long-term debt.
Our working capital as of June 30, 2012 was approximately $2.2 million compared to $2.8 million at December 31, 2011. Our current ratio at June 30, 2012 and December 31, 2011 was 1.37 to 1 and 1.48 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.9 million at June 30, 2012 and $4.6 million at December 31, 2011.
At June 30, 2012, we had cash and cash equivalents of approximately $5.83 million. For the six-months ended June 30, 2012, we reported a net decrease in cash and cash equivalents of approximately $453,000 that includes approximately $155,000 of cash provided by operating activities, approximately $312,000 of cash used in investing activities and approximately $296,000 used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At June 30, 2012, we had approximately $1.8 million in receivables and $980,000 in payables and accrued expenses, as compared to $1.87 million of receivables and $1.05 million in payables at December 31, 2011.
In November 2011, the Company's board of directors voted to extend our stock buy back program through November 8, 2012, and increased the funds available to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. As of June 30, 2012, approximately $388,000 was available for the purchase of common stock.
For the 2012 period, net cash used in investing activities was approximately $312,000, which included capital expenditures of approximately $212,000, consisting primarily of computer equipment and software purchases of $119,000, $34,000 for course development and $59,000 for capitalized software, as compared to approximately $543,000 expended in the first six-months of 2011. We also acquired course content during the period for approximately $90,000 and made a capital investment in our iReflect joint venture of $10,000. We anticipate that our capital expenditures for the remainder of 2012 will be substantially lower in 2012 as compared to 2011, as we have completed capitalizing the cost of our new LMS. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities for the six month period reflects dividends paid of approximately $121,000 and the purchase of our common stock of approximately $175,000. On August 7, 2012, the board of directors declared a dividend of $.0125 per common share payable on October 5, 2012 to shareholders of record as of September 19, 2012.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material legal proceeding not in the ordinary course of business at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities

None.
Company Purchases of its Equity Securities
On November 8, 2011, the Company's board of directors voted to extend the stock buy back program through November 8, 2012, and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. During the six month period ended June 30, 2012, the Company purchased 88,570 shares of its common stock for $174,789. As of June 30, 2012, $387,654 was available for repurchase under the program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April1-30, 2012)	—	—	—	0
Month #2 (May 1-31, 2012)	88,570	$1.97	88,570	$387,654
Month #3 (June 1-30, 2012)	—	—	—	—
Total	88,570	$1.97	88,570	$387,654

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

(1) Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference to such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	August 7, 2012	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2012	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)