Form 10-Q
period 2012-09-30
SmartPros Ltd.
filed 2012-11-06
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2012, there were 4,715,661 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
September 30, 2012

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,791,670	$6,281,725
Accounts receivable, net of allowance for doubtful accounts of approximately $13,000 and $39,000 at September 30, 2012 and December 31, 2011, respectively	1,528,443	1,868,063
Prepaid expenses and other current assets	516,445	334,826
Current income tax benefit	200,000	—
Total Current Assets	8,036,558	8,484,614
Property and equipment, net	605,482	645,325
Goodwill	3,375,257	3,375,257
Other intangibles, net	3,616,855	3,933,738
Other assets, including restricted cash of $75,000	104,515	92,965
Deferred tax asset	1,290,000	1,290,000
Investment in joint venture, at cost	6,492	2,742
	8,998,601	9,340,027
Total Assets	$17,035,159	$17,824,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$578,328	$712,978
Accrued expenses	320,286	338,713
Dividend payable	58,946	60,749
Deferred revenue	5,099,640	4,606,255
Total Current Liabilities	6,057,200	5,718,695
Other liabilities	65,092	66,504
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,622,433 shares issued as of September 30, 2012 and December 31, 2011 respectively; and 4,715,661 shares and 4,797,231 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	563	562
Additional paid-in capital	17,423,609	17,514,275
Accumulated (deficit)	(3,942,801)	(3,081,678)
Common stock in treasury, at cost – 906,772 and 818,202 shares at September 30, 2012 and December 31, 2011, respectively	(2,568,504)	(2,393,717)
Total Stockholders’ Equity	10,912,867	12,039,442
Total Liabilities and Stockholders’ Equity	$17,035,159	$17,824,641
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$3,578,399	$3,616,116	$10,829,467	$11,790,735
Cost of revenues	1,595,813	1,474,094	4,889,031	4,931,799
Gross profit	1,982,586	2,142,022	5,940,436	6,858,936
Operating Expenses:
Selling, general and administrative	2,013,599	2,028,763	6,188,018	6,343,543
Depreciation and amortization	277,498	307,110	821,844	882,620
	2,291,097	2,335,873	7,009,862	7,226,163
Operating loss	(308,511)	(193,851)	(1,069,426)	(367,227)
Other Income (Expense):
Interest income (net)	6,750	1,627	20,792	6,353
Equity loss from joint venture	(375)	(1,575)	(6,250)	(10,750)
	6,375	52	14,542	(4,397)
Loss income before income tax	(302,136)	(193,799)	(1,054,884)	(371,624)
(Provision) benefit from income taxes	(59,592)	19,088	193,761	84,088
Net loss	$(361,728)	$(174,711)	$(861,123)	$(287,536)
Net loss per common share:
Basic net loss per common share	$(0.08)	$(0.04)	$(0.18)	$(0.06)
Diluted net loss per common share	$(0.08)	$(0.04)	$(0.18)	$(0.06)
Weighted Average Number of Shares Outstanding:
Basic	4,715,585	4,904,044	4,759,877	4,900,360
Diluted	4,715,585	4,904,044	4,759,877	4,900,360
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(861,123)	$(287,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	821,844	882,620
Stock compensation expense	87,105	104,714
Current income tax benefit	(200,000)	(100,000)
Equity loss from joint venture	6,250	10,750
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	339,620	507,417
Prepaid expenses and other current assets	(181,619)	(91,429)
Other assets	(11,550)	(7,339)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(153,077)	(231,108)
Deferred revenue	493,385	(217,951)
Other liabilities	(1,412)	21,318
Total adjustments	1,200,546	878,992
Net Cash Provided by Operating Activities	339,423	591,456
Cash Flows from Investing Activities:
Acquisition of property and equipment	(164,471)	(198,311)
Capitalized software development costs	(149,634)	(638,582)
Capitalized course costs	(61,140)	(50,098)
Intangibles acquired	(89,874)	(24,000)
Additional capital invested in joint venture	(10,000)	(10,000)
Net Cash (Used in) Investing Activities	(475,119)	(920,991)
Cash Flows from Financing Activities:
Purchase of treasury stock	(174,787)	(83,620)
Dividend paid	(179,572)	(122,989)
Net Cash (Used in) Financing Activities	(354,359)	(206,609)
Net (decrease) in cash and cash equivalents	(490,055)	(536,144)
Cash and cash equivalents, beginning of period	6,281,725	7,007,541
Cash and cash equivalents, end of period	$5,791,670	$6,471,397
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$39,621	$—

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

•
A series of continuing education courses for engineers, as well as courses designed for candidates of the various professional engineering exams. In addition, we have a series of health and safety courses.

•	Online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training.

•	A subscription-based program called WatchIT as well as custom courses for corporate information technology professionals.

•	Ethics, governance, compliance and human resources programs for corporate clients and online and customized training for the legal profession.

•	Training solutions for a number of industries including pharmaceutical and professional services firms.

•	Custom videos, use of its recording studio and editing facilities, web development and other multi-media technology consulting services.
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
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other course costs incurred in connection with any of the Company’s monthly subscription products or custom work is charged to expense as incurred. As a result of acquisitions, the Company is amortizing $1,113,000 of course costs over a five-year period. Included in other intangible assets at September 30, 2012 are capitalized course costs of $418,000, net of accumulated amortization of $244,000.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the nine and three month periods ended September 30, 2012 and 2011, the inclusion of Common Stock equivalents would be anti-dilutive.

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
As of September 30, 2012, 313,487 options were outstanding, of which 188,987 and 124,500 had been granted under our 1999 and 2009 Plans, respectively, and of which 228,987 are currently exercisable. In January 2012, the Company granted 15,000 options to the President of its Loscalzo division. The exercise price of the grant is $1.80 per share. These options vest one-third each year and expire ten years from date of issuance. In July 2012, the Company granted 7,000 shares of its restricted common stock to an employee. The grant vests three years from date of issue and the grant price was $1.98. Restricted stock grants outstanding as of September 30, 2012 totaled 61,222, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of September 30, 2012, 303,125 shares are available under the 2009 Plan, of which 122,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Unvested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $29,000 and $87,000 for the three-month and nine-months periods ended September 30, 2012 and $44,000 and $105,000 for the three-month and nine-months periods ended September 30, 2011.
The assumptions used for the nine-month period ended September 30, 2012, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-6 Years
Risk-free interest rate	0.4%-1.13%
Expected volatility	40.0%
Expected dividend	$0.05
Weighted-average fair value of options during the period	$0.62
The following table represents our stock options granted, exercised and forfeited for the nine months ended September 30, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2012	334,587	$3.14	6.54
Granted	15,000	$1.80	9.25
Exercised	—	—	—
Forfeited/expired	(36,100)	$2.71	1.84
Outstanding at September 30, 2012	313,487	$3.13	6.71
Exercisable at September 30, 2012	228,987	$3.55	5.50

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $1,871,000 at September 30, 2012 which is partially offset by a valuation reserve in the amount of $581,000. For the nine months ended September 30, 2012, the Company recorded a current income tax benefit of $200,000 principally attributable to its net loss for the current period, offset by state and local taxes of approximately $6,200 which is expected to be utilized against taxable income generated in the fourth quarter of 2012. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During 2012, the Company has purchased 88,470 shares of its common stock for approximately $175,000. It has available approximately $388,000 under its November 2011 stock buy-back program for the purchase of additional shares of its common stock. The buy-back program expires in November 2012 and has been extended to November 2013 (see Note 7 below).

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
Note 7. Subsequent Events
On November 6, 2012, the Company's board of directors declared a dividend of $.0125 per common share payable on January 7, 2013 to shareholders of record as of December 19, 2012. In addition, the board voted to extend its stock buy-back program until November 6, 2013, and replenished the funds reserved to purchase shares of our common stock on the NASDAQ Capital Market to $750,000.

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
While our subscription-based revenue in general has not fluctuated much from quarter to quarter or year to year, we have experienced a decline in revenue from live training programs and from custom-designed projects, which has adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions, competition and consolidations in various industries. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees. We are constantly seeking both new markets and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same customer through cross-selling. We also recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive net revenue.
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
In 2011, we announced the formal launch of our new SmartPros eCampus (eCampus) Learning Management System (LMS), a robust platform and toolset for managing and deploying corporate training and accredited continuing education programs in multiple formats. This product will help drive opportunities with both existing and new clients. It can also be licensed as a stand-alone-offering to companies of all sizes who are looking for a cost-effective cloud based LMS. In addition, we are developing technology so that our content may be used on iPads, tablets and other similar devices.
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
Impairment of long-lived assets
We review long-lived assets and certain intangible assets at least annually or when events or circumstances indicate that the carrying amounts may not be recovered. We recognize that the economy has not yet fully recovered and has impacted the operations of certain divisions of the Company. Therefore, the Company, is reviewing certain intangible assets related to prior acquisitions and may be forced to recognize an impairment of those assets. Management continues to monitor the situation as it relates to our overall operations.
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
           Income taxes
We account for deferred tax assets available principally from our fixed and intangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. We make significant estimates and assumptions in calculating our current period income tax liability and deferred tax assets. The most significant of these are estimates regarding future period earnings. Our net deferred tax asset is estimated by management using a three-year taxable income projection. In the event that our projections change due to economic uncertainties, we may adjust the realizable amount of our deferred tax asset. Management continues to monitor these projections and assumptions on an ongoing basis.

Results of Operations
Our operating results for the third quarter of 2012 as compared to the third quarter of 2011, reflected a slight decrease in net revenues and an increase in cost of revenues resulting in a lower gross profit and increased operating and net losses. Our nine months operating results for the periods ended September 30, 2012, as compared to the 2011 reflected a decrease in net revenues. Although offset by lower selling, general and administrative costs, this resulted in an increase in both our operating and net losses Net revenues from our core subscription products have remained fairly stable, while net revenues from usage, live training and custom work declined, a result of, we believe, the lingering effects of the recession and competitive factors. In addition, an industry-wide slow-down in live-training attendance has adversely affected some areas of our live training business. To address these market conditions, we continue to seek to acquire either content in new or complimentary markets or additional content, increase our sales force and reduce expenses where appropriate. As previously mentioned, in June 2012, we acquired from GCP content in the human resources and health and safety areas, markets that we previously did not serve. We also entered into an agreement in June 2012, with Villanova University to market and distribute their Online Professional Engineering Review Course, "Power for Electrical Engineers", with over 100 hours of online content. In addition, several of our divisions have signed agreements for work that have either been delayed or extended at the request of the client.
Comparison of three months ended September 30, 2012 and 2011
We recorded a $38,000, or 1%, decrease in net revenues in the 2012 period compared to the 2011 period. Despite the significant cuts we made in direct expenses during 2011, our gross profit margin decreased from 59% to 55%, as the decreased net revenues could not totally absorb all of the costs, such as payroll and related expenses. Due to lower net revenues and decreased capitalization of payroll and related costs, our gross profit decreased $156,000 from $2.14 million in the 2011 period to $1.98 million in the 2012 period. Operating results for the 2012 period were impacted by decreases in net revenues from some of our divisions, as we continue to see the lingering effects of a sluggish economy. General and administrative expenses were approximately $15,000 lower in the 2012 period as compared to the 2011 period. We continue to believe that these fluctuations in net revenues from period to period are not fully indicative of any long-term expectations from all of our divisions. Although, we continue to see a decline in custom work, we do see growth potential in our content-based businesses in the various verticals that we service. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. We also experienced a decrease in our live training divisions due to a number of factors, such as decreased attendance at State sponsored seminars. The ongoing delays in the issuance of new accounting pronouncements as well as the continual delays in the convergence of US GAAP with international accounting standards have also contributed to the reduced revenue. The live training business primarily recognizes its revenues in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continues to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our technology training products and our human resources and health and safety, are also delivered online and also are significant generators of net revenues. Approximately 43% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended September 30, 2012 and 2011. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,
	2012		2011
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,578,399	100.0%	$3,616,116	100.0%	(1.0)%
Cost of revenues	1,595,813	44.6%	1,474,094	40.8%	8.3%
Gross profit	1,982,586	55.4%	2,142,022	59.2%	(7.4)%
Selling, general and administrative	2,013,599	56.3%	2,028,763	56.1%	(0.7)%
Depreciation and amortization	277,498	7.8%	307,110	8.5%	(9.6)%
Total operating expenses	2,291,097	56.4%	2,335,873	64.6%	(1.9)%
Operating loss	(308,511)	(8.6)%	(193,851)	(5.4)%	59.1%
Other income, net	6,375	—%	52	—%	12,159.6%
Net loss before income tax	(302,136)	(8.4)%	(193,799)	(5.4)%	55.9%
(Provision) benefit from income taxes	(59,592)	(1.7)%	19,088	0.5%	(412.2)%
Net loss	$(361,728)	(10.1)%	$(174,711)	(4.8)%	107.0%

Net revenues
The decrease in net revenues reflected above was primarily due to:i) a $112,000 decrease in net revenues from our Financial Services division; (ii) a $26,000 decrease in net revenues from our Engineering division; and (iii) a decrease of $5,000 from our Skye subsidiary. These decreases were offset, in part, by (i) a $46,000 increase in net revenues from our Accounting/Finance division; (ii) a $48,000 increase in net revenues from our SmartPros Legal and Ethics subsidiary; and (iii) an increase of $11,000 in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, our Skye subsidiary may provide a custom e-learning solution for a client of our SLE subsidiary. However, SLE is credited with the entire amount of the sale.
In the third quarter of 2012, net revenues from the Accounting/Finance division were approximately $2.7 million, or 75% of net revenues, compared to $2.6 million, or 73% of net revenues, in the comparable 2011 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.91 million and $1.97 million in the 2012 and 2011 periods, respectively. Net revenues from other projects in our Accounting/Finance division that are not subscription based were relatively constant from 2011 to 2012, while live-training revenue increased by $122,000 in the 2012 period from the 2011 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2012 period, net revenues from online sales of accounting products decreased by approximately $4,000 in the 2012 period as compared to the 2011 period, primarily as a result of decreased usage sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary increased $90,000 in the 2012 period compared to the 2011 period primarily due to timing differences in some of it seminars, some of which have been rescheduled from prior periods. Our EEI live training division's revenues were $63,000 in the 2012 period as compared to $31,000 in 2011 period, an increase of $32,000. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. To counteract the lack of new accounting pronouncements, EEI has introduced new products and services to its clients such as Continuing Professional Education (CPE) administration, resulting in increased revenues.
For the three-months ended September 30, 2012, Skye generated net revenues of $129,000 compared to $134,000 in the third quarter of 2011. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. Although, there is competitive pressure from both domestic and foreign sources, especially in pricing, we believe the decrease in Skye’s net revenue is indicative of economic conditions and not any long-term trends. Businesses are continuing to evaluate these types of services and products and their cost effectiveness. We are seeing more requests for proposals and often contracts are signed but the work does not begin for a period of time thereafter. Skye is currently working on the introduction of new products and continues to market its iReflect product developed in a joint venture.
Our Financial Services division generated $386,000 of net revenues in the quarter ended September 30, 2012. For the quarter ended September 30, 2011, this division generated $498,000 of net revenues. The decrease is due primarily from reduced subscription-based revenues. However, this division has approximately $187,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing through 2013.
For the quarter ended September 30, 2012, SmartPros Legal and Ethics, Ltd., our wholly-owned subsidiary ("SLE"), had net revenues of $198,000 compared to net revenues of $150,000 for the comparable 2011 quarter. For the 2012 period, $39,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $159,000 was generated by the Cognistar Legal division, as compared to $107,000 and $43,000, respectively, in the 2011 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $138,000 of net revenues in the third quarter of 2012 compared to $168,000 in the third quarter of 2011. The decrease is primarily a result of fewer exam candidates, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based. We now include our information technology product, Watch-IT's revenues in the Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the third quarter of 2012 were $39,000. In comparison, these divisions recorded $28,000 of net revenue for the third quarter of 2011.
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
Our gross profit margins for the three-months ended September 30, 2012 decreased from 59% in the 2011 period to 55% in the 2012 period, primarily due to (i) the decrease in revenues; (ii) the completion of eCampus, that resulted in approximately $96,000 of payroll and related costs being capitalized in the 2011 period; and (iii) increased expenses related to live training. Although, we have made numerous reductions in both personnel and outsourced labor, our expense increased from $1.47 million in 2011 to $1.60 million in the 2012 period. Due to decreased revenues, some of our divisions were unable to fully absorb certain costs, such as payroll and related expenses. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. These costs are charged to expense as they are incurred.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $72,000. This decrease is primarily related to reduced custom work. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $20,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense decreased by $9,000 in the three-months ended September 30, 2012, compared to the corresponding period in 2011. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel increased by $42,000. Almost all of the increase is attributable to technology personnel, as we are constantly updating products, working on the development of new products or projects for clients .

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs increased $36,000 in the 2012 period from the 2011 period, and is primarily related to travel and other costs from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2012 period decreased by approximately $15,000, or 0.7%, compared to the 2011 period. This decrease is attributable to a number of factors, that are highlighted below.
Compensation expense in the 2012 period decreased by $35,000 compared to the 2011 period. We had 50 and 52 full-time general and administrative employees at September 30, 2012 and 2011, respectively. The decrease in costs is from reduced headcount. In addition, compensation expense includes stock based compensation expense of $8,000 for the 2012 period and $16,000 for the 2011 period, a decrease of approximately $8,000.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by $20,000, as expenditures for marketing, advertising and promotion increased by $10,000 from the 2011 period. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $30,000 in the third quarter of 2012 compared to the third quarter of 2011 as some of the assets acquired in prior acquisitions are now fully amortized. We expect our depreciation and amortization expense on our fixed and intangible assets to be less in the current year. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the three-months ended September 30, 2012, the operating loss was approximately $309,000 compared to an operating loss of approximately $194,000 in the corresponding 2011 period, primarily a result in increased cost of revenues.
Other income/expense, net

Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the third quarter of 2012 we had net other income of $14,500 as compared to a net loss of $4,400 in the 2011 period. The loss from our 50% interest in the iReflect joint venture was $6,250 in the current period compared to $10,750 in the 2011 period.

Income taxes
For the current period, we recorded a $60,000 income tax provision, as compared to a $19,000 benefit in the 2011 period.
Net loss
For the three-months ended September 30, 2012 we recorded a net loss of approximately $362,000, or $.08 per share basic and diluted. For the comparable period in 2011 we recorded net loss of approximately $175,000, or $0.04 per share, basic and diluted.
Comparison of nine months ended September 30, 2012 and 2011
We recorded a $962,000, or 8%, decrease in net revenues in the 2012 period compared to the 2011 period. Despite the significant cuts we made in direct expenses during 2011, the decrease in net revenues from almost all of our divisions, resulted in our gross profit margin decreasing from 58.2% to 54.9%. Our gross profit decreased $919,000, from $6.86 million in the 2011 period to $5.94 million in the 2012 period. Offsetting this loss, our operating expenses, including depreciation and amortization were approximately $216,000 lower in the 2012 period as compared to the 2011 period.
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
The following table compares our statement of operations data for the nine-months ended September 30, 2012 and 2011. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,
	2012		2011
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$10,829,467	100.0%	$11,790,735	100.0%	(8.2)%
Cost of revenues	4,889,031	45.1%	4,931,799	41.8%	(0.9)%
Gross profit	5,940,436	54.9%	6,858,936	58.2%	(13.4)%
Selling, general and administrative	6,188,018	57.1%	6,343,543	53.8%	(2.5)%
Depreciation and amortization	821,844	7.6%	882,620	7.5%	(6.9)%
Total operating expenses	7,009,862	64.7%	7,226,163	61.3%	(3.0)%
Operating loss	(1,069,426)	(9.9)%	(367,227)	(3.1)%	191.2%
Other income (loss), net	14,542	(0.1)%	(4,397)	(0.1)%	(430.7)%
Net loss before income tax	(1,054,884)	(9.7)%	(371,624)	(3.2)%	183.9%
Benefit from income taxes	193,761	1.8%	84,088	0.7%	130.4%
Net loss	$(861,123)	(8.0)%	$(287,536)	(2.4)%	199.5%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $500,000 decrease in accounting revenues; (ii) a $199,000 decrease in net revenues from our Skye subsidiary; (iii) a $47,000 decrease in net revenues from our Engineering division; (iv) a $198,000 decrease in net revenues from our Financial Services division; and (v) a $29,000 decrease in net revenues from SLE. These decreases were offset by an $11,000 increase in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
In the first nine-months of 2012, net revenues from the Accounting/Finance division were $8.3 million, or 77% of net revenues, compared to $8.8 million, or 75% of net revenues, in the comparable 2011 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $5.6 million and $6.0 million in the 2012 and 2011 periods, respectively. Net revenues from other projects in our Accounting/Finance division that are not subscription based were $61,000 greater in the 2012 period as compared to the 2011 period. Live-training revenues decreased by $165,000 in the 2012 period from the 2011 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2012 period, net revenues from online sales of accounting products decreased by approximately $214,000, as compared to the 2011 period, primarily as a result of lower usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary decreased $21,000 in the 2012 period compared to the 2011 period primarily due to timing differences in scheduling and lower attendance at some seminars. Our EEI live training division generated $807,000 in revenue in the 2012 period as compared to $951,000 in 2011 period. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. EEI also eliminated some poorly attended conferences resulting in lower revenues. EEI has introduced new products and services to its clients such as Continuing Professional Education (CPE) administration.
For the nine-months ended September 30, 2012, Skye generated net revenues of $471,000 compared to $670,000 in the comparable period of 2011. Skye’s income is derived primarily from designing custom training projects and, as such, varies from period to period. As noted above, business organizations are continuing to study these types of products and their cost effectiveness. As economic conditions improve we are seeing more requests for proposals. Skye is currently working on the introduction of new products and continues to market its iReflect product developed in a joint venture.
Our Financial Services division generated $1.1 million of net revenues in the nine-month period ended September 30, 2012. For the period ended September 30, 2011, this division generated $1.3 million of net revenues. The decrease is due primarily from reduced subscription-based revenues. However, this division has approximately $187,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing through 2013.
For the nine-months ended September 30, 2012, SLE had net revenues of $465,000 compared to net revenues of $494,000 for the comparable 2011 period. For the 2012 period, $145,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $320,000 was generated by the Cognistar Legal division, as compared to $268,000 and $236,000, respectively, in the 2011 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $409,000 of net revenues in the first nine-months of 2012 compared to $456,000 in the 2011 period. The decrease is primarily a result of a decrease in the number of exam candidates, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based. Sales of our Watch IT information technology program are now included in the revenues of our Engineering division.
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
Our gross profit margins for the nine-months ended September 30, 2012 and 2011 decreased from 58.2% in the 2011 period to 54.9% in the current period. Although we made substantial reductions in overhead in 2011, the decrease in revenues could not totally absorb all of the costs, such as payroll and related expenses. In the 2011 period, we capitalized $291,000 of payroll and related costs for the development of eCampus. We have reduced the amount of outsourcing for some of our technology projects. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. These costs are charged to expense as they are incurred.
Cost of revenues decreased by approximately $43,000 in the 2012 period compared to the 2011 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, decreased $8,000. This decrease is primarily related to reduced custom video projects. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $39,000. The decrease is primarily attributable to savings made in costs related to developing courses for our live training business.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense decreased by $43,000 in the nine-months ended September 30, 2012, compared to the corresponding 2011. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $5,000 in the 2012 period as compared to the 2011 period.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs increased $38,000 in the 2012 period from 2011 period, primarily due to the costs incurred from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2012 period decreased by approximately $193,000, or 2.5%, compared to the 2011 period. This decrease is primarily attributable to payrolls and related costs and, a reduction in marketing and promotional expenses primarily related to our live training courses. We have eliminated some under-performing courses and with that reduced the related marketing expenses.
Compensation expense in the 2012 period decreased by $92,000 compared to the 2011 period. The decrease in costs is from savings in reduced headcount and commissions paid to salespeople. In addition, compensation expense includes stock based compensation expense of $22,000 for the 2012 period and $28,000 for the 2011 period, a decrease of approximately $6,000.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $101,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as insurance, travel and other costs may increase. In addition, to counter the decrease in revenues we have added additional sales personnel and outsourced our customer service department to a third-party which has personnel exclusively selling our products. This third-party company is managed by a former Smartpros' vice-president of sales.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $61,000 in the first nine-months of 2012 compared to the first nine-months of 2011 as some of the assets acquired in prior acquisitions are now fully amortized. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to be less in the current year. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the nine-months ended September 30, 2012, the operating loss was approximately $1.07 million compared to an operating loss of approximately $367,000 in the corresponding 2011 period, primarily a result of lower revenues.
Other income/expense, net

Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first nine-months of 2012 we had net other income of approximately $14,500 as compared to a net other loss of approximately $4,400 in the comparable 2011 period. The loss from our 50% interest in the iReflect joint venture was $6,250 in the current period compared to $10,750 in the 2011 period.

Income taxes
For the current period, we recorded a net current income tax benefit of $194,000 as compared to a benefit for income taxes in the 2011 period of $84,000.
Net loss
For the nine-months ended September 30, 2012 and 2011, we recorded a net loss of approximately $861,000 and $287,000, respectively, or $0.18 and $.06 per share, basic and diluted, respectively.

Liquidity and Capital Resources
At September 30, 2012, we had no long-term debt.
Our working capital as of September 30, 2012 was approximately $2.0. million compared to $2.8 million at December 31, 2011. Our current ratio at September 30, 2012 and December 31, 2011 was 1.33 to 1 and 1.48 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.1 million at September 30, 2012 and $4.6 million at December 31, 2011.
At September 30, 2012, we had cash and cash equivalents of approximately $5.79 million. For the nine-months ended September 30, 2012, we reported a net decrease in cash and cash equivalents of approximately $490,000 that includes approximately $339,000 of cash provided by operating activities, approximately $475,000 of cash used in investing activities and approximately $354,000 used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At September 30, 2012, we had approximately $1.5 million in receivables and $899,000 in payables and accrued expenses, as compared to $1.87 million of receivables and $1.05 million in payables at December 31, 2011, exclusive of dividends payable.
In November 2011, the Company's board of directors voted to extend our stock buy back program through November 8, 2012, and increased the funds available to purchase shares of our common stock on the NASDAQ Capital Market to $750,000. As of September 30, 2012, approximately $388,000 was available for the purchase of common stock. The stock buy-back program has been extended to November 2013 (see Note 7 to financial statements)
For the 2012 period, net cash used in investing activities was approximately $475,000, which included capital expenditures of approximately $375,000, consisting primarily of computer equipment and software purchases of $164,000, $61,000 for course development and $150,000 for capitalized software, as compared to approximately $921,000 expended in the first nine-months of 2011. We also acquired course content during the period for approximately $90,000 and made a capital investment in our iReflect joint venture of $10,000. We anticipate that our capital expenditures for the remainder of 2012 will be substantially lower in 2012 as compared to 2011, as we have completed capitalizing the cost of our new LMS. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities for the nine month period reflects dividends paid of approximately $180,000 and the purchase of our common stock of approximately $175,000. On November 6, 2012, the board of directors declared a dividend of $.0125 per common share payable on January 7, 2013 to shareholders of record as of December 19, 2012.
We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months
Due to the recent storm in the Northeast, we are anticipating reduced revenues in the fourth quarter, primarily from our live training divisions. A number of events have been canceled. Although, we may be covered by business interruption insurance for some of the losses, it is too early to determine the full impact of the storm on our results of operations for the fourth quarter of 2012.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15

(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material legal proceeding not in the ordinary course of business at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
On November 6, 2012, the Company's board of directors voted to extend the stock buy back program through November 6, 2013, and increased the funds available to purchase shares of its common stock on the NASDAQ Capital Market to $750,000. During the nine month period ended September 30, 2012, the Company purchased a total of 88,570 shares of its common stock for $174,789. As of September 30, 2012, $387,654 was available for repurchase under the program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July1-31, 2012)	—	—	—	—
Month #2 (August 1-31, 2012)	—	—	—	—
Month #3 (September 1-30, 2012)	—	—	—	—
Total	—	$—	—	$387,654

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

SmartPros Ltd.

(Registrant)

Date:	November 6, 2012	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2012	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)