Form 10-K
period 2012-12-31
SmartPros Ltd.
filed 2013-03-22
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
                                               Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,947,524 based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant’s classes of common equity, as of March 21, 2013: 4,682,941
DOCUMENTS INCORPORATED BY REFERENCE
The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2013, with respect to its 2013 Annual Meeting of Stockholders.

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
Overview
We provide learning and training solutions in content areas that target specific markets, including accounting/finance, legal, engineering, securities, and insurance — all of which have licensing and mandatory continuing education (CE) requirements — as well as banking and information technology. We also provide training in finance, taxation, governance, ethics, health and safety and human resources and compliance for the general corporate market. We offer text and video-interactive courses, live training, Webinars and produce custom-designed programs with delivery methods best suited to the specific needs of our clients. Our customers include professional firms and companies of all sizes that purchase our courses for use by their employees, individuals who purchase our courses, programs or subscriptions on a retail basis, state CPA societies, and numerous professional organizations. Our e-marketing and e-commerce divisions sell ads on our Websites and develop customized newsletters and marketing programs for our clients.
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

•
Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial services professionals, including insurance agents, bankers and licensed security industry professionals. CE requirements for licensed insurance agents are very complex, vary from state to state, and are usually set through legislative action carrying the force of law. Our financial services library includes courses that meet insurance CE requirements for every state insurance regulatory authority.

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

•
In the general corporate market, our training solutions are designed to meet corporate learning objectives applicable to specific skills and issues regarding integrity, compliance and corporate culture. Our corporate ethics and compliance training programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. We also provide training solutions for human resources, health and safety, sales and other personnel as well as product training for end users.

We offer our clients a combination of different formats for their employee's to meet their educational needs. Our products are available in multiple formats, including print, CD-ROM, DVD and online. We continue to offer our products over the Internet as we believe that is, and will continue to be, our fastest growing delivery channel. For those clients that prefer a more intense learning experience, we offer live seminars directed to accountants, legal professionals, and financial services professionals delivered through a number of different channels, including public seminars and customized in-house programs. We also deliver some of our content through Webinars. Our video and online solutions are flexible and easy to use and are an alternative to the traditional classroom setting. These various delivery streams are designed to attract all of the potential audiences in each discipline that we serve. In addition, we offer clients a robust, comprehensive learning management system (LMS) known as the SmartPros' eCampus (eCampus). eCampus houses all of our content and will eventually replace our other LMS, the Professional Educational Center (PEC), which is still being used by some of our clients. Once the PEC is phased out entirely, all of our customers will reside on a single platform. eCampus provides clients and their employees a platform to fulfill their continuing education requirements online and to track their usage and performance.

Corporate History
We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc., and in June 2001 we changed our name to SmartPros Ltd.
Industry Background
The American Society for Training and Development (ASTD), in its 2012 State of the Industry report, estimates that U.S. organizations spent $1,182 per learner on employee learning and development in 2011. Of this total direct learning expenditure, 56 percent ($87.5 billion) was spent internally. The remainder was split between tuition reimbursement, which accounted for 14 percent ($21.9 billion), and external services comprising 30 percent ($46.9 billion).
Professional and corporate training historically was dominated by traditional classroom instruction. However, advances in communications technology have changed the manner in which corporate training is developed, delivered and tracked. Further, competition demands that today's professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led - and we believe will continue to drive - the demand for professional and corporate training solutions available in flexible and cost-effective formats.
Accounting and Finance
The accounting and finance market includes: certified public accountants, certified management accountants, certified internal auditors and corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements.
The National Association of the State Boards of Accountancy (NASBA) estimates there are approximately 650,000 accounting and financial professionals that require continuing professional education (CPE) credit to maintain their license to provide professional services and hundreds of thousands of other financial management professionals that require CPE credit to keep their certifications up to date and in good standing. In addition, The American Institute of Certified Public Accountants (AICPA) states in its 2012 annual report that it has 386,000 total members. Approximately 42 percent of their membership serving in corporate positions, with the balance in professional services, education, government and other. Beyond the audience of professionals meeting mandated CPE requirements, the Bureau of Labor Statistics in 2011 estimates over 2.1 million accounting and finance professionals are employed in the U.S.
To maintain their licenses, accounting professionals must satisfy the CPE requirements mandated by the state boards of accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state (other than Wisconsin) and the District of Columbia and the U.S. Territories (other than the Virgin Islands) generally requires an average of 40 hours of CPE credit annually to maintain an accounting license. In 40 states, the District of Columbia and Puerto Rico courses offered by the National Registry of CPE Sponsors, a registry of sponsors approved by the NASBA, automatically qualify for CPE credit. We are an approved NASBA sponsor.
Engineering
According to the Bureau of Labor Statistics, in 2012 there were 1.5 million engineers in the United States and over 600,000 construction managers. In addition, there are over 475,000 engineering technicians who may also need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering (FE Exam), is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2012 approximately 52,000 engineers sat for the FE Exam. The FE Exam has a typical 67% pass rate. In addition, engineers who pass the FE Exam must then take a second exam to be licensed as a professional engineer in a specific area, such as civil engineering or mechanical engineering. For example, the Professional Engineering Civil exam (PE Civil Exam) is the highest-level exam for civil engineers. 25,000 candidates sat for the PE exam in 2012 which also given twice a year, in April and October. The PE Civil Exam has a typical 65% pass rate.
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

In addition, our engineering division offers a catalog containing over 160 health and safety courses designed to help companies and their employees meet their workplace regulatory compliance requirements under governmental regulations such as The Occupational Safety and Health Act (OSHA), workers compensation insurance, hazardous material handling and other rules. Most of these courses qualify for professional development credit for continuing education.
Legal
Forty-five states require some form of CLE with requirements ranging between 10 hours per year to 45 hours every two or three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession, each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult. We have also added to our catalog a series of courses relating to human resources and compliance issues.
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
To address these needs, we have approximately 2,800 hours of programs currently available in one or more formats including print, videotape, CD-ROM, DVD or online, consisting of the following:

•	1,200 hours in accounting/finance;

•	600 hours in engineering;

•	600 hours in banking, securities and financial services;

•	100 hours in legal training;

•	100 hours in information technology; and

•	200 hours in health, safety, human resources and compliance.

These figures do not take into account custom-designed courses or live training programs. Through our Skye Multimedia, Ltd. subsidiary (Skye) and some of our other divisions, we develop customized courses based on specifications provided to us by our clients in both financial and non-financial industries. In addition, our Loscalzo subsidiary (Loscalzo) and EEI division (EEI) provide live training programs for accounting and financial professionals, our Financial Campus (FC) division can also produce live training programs for financial services firms and Skye designs customized courses for corporate clients in various sectors, including pharmaceutical manufacturers. Most of our courses are designed to accommodate both group and self-study.
We are now able to provide our clients that have employees with various educational needs with our multiple libraries. As all our libraries are supported by our LMS this provides a better learning solution for them. For example, many of our information technology titles are particularly relevant to our financial library audience helping those professionals engaged in audit oversight of their corporate IT departments.
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
Our engineering products include courses designed to help prepare engineers for the FE Exam, the basic entry-level licensing exam, and the subsequent professional engineering licensing exam (PE Exam). We offer courses for PE exam candidates in mechanical, electrical power, civil, environmental and chemical engineering. Our courses are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available in print, CD-ROM, DVD and/or online. We also produce courses for project management, review courses for the "Certified in Production and Inventory Management" certificate, “green” engineering and the Leadership in Energy and Environmental Design Green Certification (LEED GA) exam review. We also offer courses from our SmartPros Advantage (SPA) library, such as "Accounting for Non-Accountants." as well as courses on health and safety topics.
Our SmartPros Legal and Ethics, Ltd. subsidiary (SLE) develops ethics and compliance training and CLE programs. Ethics and compliance programs, designed and offered by our Working Values division, are designed to align workplace behavior with legal standards and prevailing community expectations regarding corporate conduct. We also develop modular training strategies that track specific risk areas identified by the client. Our library of customizable learning tools, in digital and print formats, enables us to develop training solutions tailored to the individual corporate cultures of each client at competitive prices. The result is an integrated program that closely reflects the culture of, and the issues facing, the client while still maintaining the cost advantages of a generic solution.
SLE’s Cognistar division (Cognistar) provides learning solutions to the legal and corporate compliance market. Cognistar products include accredited CLE programs and customized corporate training programs. These include self-paced courses in a content-rich, engaging environment. Taking full advantage of the Internet, these solutions are provided at significantly lower cost than other continuing education experiences. They also market a series of courses designed for human resource professionals.
Our Skye Multimedia, Ltd subsidiary (Skye) custom designs training programs for a number of industries including pharmaceutical, financial services and others. Skye has developed a suite of sales training tools, including iReflect (a joint venture of which we own 50 percent), Role-Play Certification Tool and the Coaching Toolkit. Individually, these tools provide innovative solutions for training and coaching. Collectively, in combination with Skye's custom e-learning development they provide a complete learning solution from initial training to reinforcement for a variety of job roles such as sales and customer service.
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
          Financial Executives International (FEI) and Institute of Management Accountants (IMA). FEI and IMA both market our Financial Management Network (FMN). We are responsible for producing the product with FEI and IMA, assisting in topic selection and with providing speakers. We also are primarily responsible for selling the product. We also sell our SPA line of products through FEI and IMA. EEI also offers live programs to FEI members.
          Institute of Internal Auditors. IIA offers the online version of FMN and SPA to its members through a co-branded LMS.
          State Societies of Certified Public Accountants. A number of state societies offer our products through their own co-branded LMS.
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
Make strategic acquisitions. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions. Since our initial public offering in October 2004, we have consummated eleven acquisitions ranging in size from $24,000 to approximately $4.4 million.
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
Our Products and Services
The following are our products and services:
     Accounting and Finance
Our accounting and finance libraries, exclusive of Loscalzo and EEI (as described below), contain over 1,200 credit hours of content. Except for SPA (discussed below), which is only available online, our other accounting and finance programs are available either in DVD format or online. In addition, we can also deliver instruction through live or recorded Webinars. This format can be used for either group or self-study. The online format is for self-study only and is available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All video courses come with a hard copy of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. In most states, video and online self-study programs qualify for two hours of continuing professional education credits, while video group study qualifies for one hour of continuing professional education credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription (one, two or three years), the number of users and the number of libraries covered.
          Loscalzo. Loscalzo offers seminar programs covering a variety of accounting, auditing and assurance topics (including those that meet both the 24 hour and 80 hour Yellow Book requirement for governmental audits), employee benefit plans, governmental auditing, not-for-profit auditing, risk assessment auditing, fraud, professional ethics and staff training. These courses are offered through various state CPA societies, accounting and professional services firms, association of accounting firms and corporations. We also conduct our own training seminars in two states and have the ability to deliver instruction through live Webinars or recorded Webcasts. Loscalzo also offers "This Week in Accounting and This Week in Taxation". Each of these products is a series of one hour weekly Webinars covering current topics applicable to accounting and tax professionals. Each of these products generally qualifies for one hour of CPE credit.
          Executive Enterprise Institute. EEI offers a series of live training seminars in both the corporate and public accountant marketplace. Some of the courses qualify for CLE credit as well. These seminars are usually one to three day events held in various locations throughout the United States and include topics such as taxation as well as accounting standards and Securities and Exchange Commission updates. EEI also offers customized in-house training to meet its client’s specific needs that can be delivered either live or over the internet. EEI also offers CPE administration for internal corporate training.
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
Engineering
Our engineering library includes the following:
Fundamentals of Engineering Exam Review. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a Flash-based, interactive review course that is being marketed directly and through professional associations to engineers and to engineering firms for their internal skill-building and competency testing programs. It is only available online. We also private label the course so our strategic partners can market it to their members. The self-study version of this course also provides for instructor mentoring.
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
We also offer a series of self-study PE Civil Exam preparation courses that cover the civil, mechanical, electrical and chemical disciplines. This coursework, which covers the same set of modules as our online version, is a paper-based, self-study format that provides for instructor mentoring via e-mail, telephone or submission of mini-exams for grading. The environmental and mechanical course work is available on CD-ROM.
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
Green Engineering. In 2009 we launched a Green Engineering Website (www.greenengineering.smartpros.com) to provide online courses to meet the green and sustainable engineering and clean power education needs in the engineering marketplace. The site includes a new series of exam preparation courses for the LEED GA certification in compliance with the U.S. Green Building Council requirements. These courses are eligible for professional development credits.
Health and Safety. In 2012, we acquired a library of online courses containing over 160 hours of training covering a broad range of topics including OSHA regulatory compliance, hazardous material handling and environmental and safety topics.
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

•	A catalog of approximately 30 hours of training in human resources and related compliance.

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
Financial Services
Our financial services division primarily consists of our FC libraries. FC sells online training courses for the banking, insurance and securities industries. We also have the ability to provide live training to those industries. In addition, FC has developed software that enables companies in the financial services industry to track their employees compliance with various governmental regulations regarding continuing education.
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
Another example is our new LMS, eCampus, which combines all our properties on a single platform and fosters better communication tools with enhanced cross-selling potential. We have begun work on a new HTML5 version of our eLP content player for use with Apple iPad and iPhone. eCampus is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using eCampus, our clients can review and assess usage of our programs by their employees and their employees’ performance and the effectiveness of these programs. eCampus is co-

branded with the client’s logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own LMS, we develop an interface that allows them to access our system through their technology. In 2011, we began marketing and offering eCampus as a stand-alone product to companies that need a LMS, but have no need for our content.
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
Our sales and marketing department includes our president, a senior vice president of sales, a vice president of marketing, and a sales staff of 14 people and 2 outsourced salespersons. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives and the heads of various divisions dedicate varying portions of their time and efforts to sales and marketing activities. Our chief technology officer spends a portion of his time selling and marketing our technology services. The president of our EEI division also supports the marketing of strategic initiatives being introduced to our customers. We will add sales and support staff commensurate with increased demand for our products and services.
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

•
Internet Multimedia Content Delivery. We deliver high quality, low bandwidth video and audio via the Internet, intranets and extranets. This multimedia content enhances and personalizes the learning experience. We use Flash Media, HTML 5 and other technologies as the delivery mechanism for this content.

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
We believe that the principal competitive factors in our industry are:

•	Breadth, depth and relevancy of the course content;

•	Performance support and other features of the training solution;

•	Reputation of presenter;

•	Adaptability, flexibility and scalability of the products offered;

•	Ability to adapt our offerings to changing technologies;

•	Deployment options offered to customers;

•	Customer service and support;

•	Price;

•	Industry and professional certifications;

•	Brand identity; and

•	Strategic relationships.
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
Our competitors vary in size and in the scope and breadth of the products and services they offer. They include public companies such as Saba Software, Inc., and private companies such as Skillsoft, CPA2Biz, Inc., Bisk Education, Inc., MicroMash, Center for Professional Education, Inc., Western Publishing, Inc. and CPEOnline, in the accounting market; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN, The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include professional organizations such as the AICPA as well as each state’s society of certified public accountants. Other competitors include large diversified publishing companies such as The Washington Post Company, Walters Kluwer, Thomson Financial and Pearson Education, other education companies (including traditional providers of in-classroom instruction and remote learning solutions such as DeVry University), and professional services companies, including accounting firms who are looking for alternative sources of revenue. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.
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
The largest solutions providers to the general corporate compliance training market are SAI Global, Ltd. and LRN Corp. We rarely face either of these companies in the marketplace since they both focus principally on Fortune 100 companies and have extensive off-the-shelf libraries. However, their products tend to be more expensive than ours, and we believe that our ability to adapt programs to address unique cultures of different organizations is greater than theirs. Another competitor is Corpedia, a division of NYSE-Euronext which markets off-the-shelf and customized programs to mid-and large-cap public companies. Corpedia has the advantage of a vast library. We believe that we have more diverse tools and can offer an integrated ethics and compliance program that contains live, video and Web-based communication and learning elements.
Our principal competitors in continuing legal education are the Practising Law Institute, West LegalEdCenter, American Bar Association, CLEonline, and various state bar associations.
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
We have been providing learning solutions for engineering professionals since 1997. Our legal and financial services divisions have been in business for 13 and 27 years, respectively.
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
Online resource and content provider. We own and operate multiple Websites, including primary domains and subdomains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://corporate.smartpros.com, http://ir.smartpros.com, http://engineering.smartpros.com, http://greenengineering.smartpros.com, www.engineering-ecampus.com, engineeringecampus.com, http://marketing.smartpros.com, www.workingvalues.com, www.skyemm.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com, www.financejobs.com, www.fmnonline.com, www.ireflecttraining.com, www.pro2net.com, www.accountingnet.com, www.smartprosinteractive.com, www.loscalzo.com and www.eeiconferences.com.
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
Employees
As of March 21, 2013, we had 76 employees of which 72 were full-time and four were part-time. We have 30 employees based in our executive offices in Hawthorne, New York, and three employees based in our Westborough, Massachusetts, office. Skye employs seven people in their Bridgewater, New Jersey, office. Loscalzo has seven employees in its Shrewsbury, New Jersey, office. In addition, we have 29 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

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

In 2012 our net revenues and operating loss fluctuated quarterly, primarily due to our Loscalzo subsidiary and EEI division, both of which are in the live training business, and we expect this trend to continue. EEI’s revenue is primarily recognized in the second and fourth quarters of the year and Loscalzo has virtually no revenue in the first quarter. In both cases we expense payroll and other costs as incurred regardless of when the revenue is recognized. As a result, we incurred larger operating losses in the first and third quarters of 2012 as compared to the second and fourth quarters. These quarterly fluctuations can also cause our stock price to fluctuate or decline.
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
A key feature of our growth strategy is strategic acquisitions. We may not be able to consummate additional strategic acquisitions in order to achieve our expected rate of growth. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability may be impaired.
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
Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires January 31, 2019. We leased 1,250 square feet in Westborough, Massachusetts, where SLE is based. The lease expired on January 31, 2013 and SLE is currently occupying this office on a month-to month basis. Skye leases 2,320 square feet in Bridgewater, New Jersey, which expires in January 2014. Finally, we lease 2,700 square feet in Shrewsbury, New Jersey, for our Loscalzo subsidiary, which expires on December 31, 2016.

Item 3.	Legal Proceedings
At the present time, we are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosure

None.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “SPRO.”
The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock.

Price Range of Common Stock
	Sales Information
	High	Low
2012	$2.11	$1.80
First Quarter	$2.21	$1.62
Second Quarter	$1.99	$1.56
Third Quarter	$1.80	$1.25
Fourth Quarter
2011
First Quarter	$2.50	$2.18
Second Quarter	$2.33	$2.03
Third Quarter	$2.37	$1.99
Fourth Quarter	$2.19	$1.72
________________________________________________________________________________________________________________________
At March 21, 2013, the closing sale price per share for our common stock, as reported on the NASDAQ Capital Market was $1.46.

(b)	Holders
As of the close of business March 21, 2013, the number of record holders of our common stock was 94.

(c)	Dividends
The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. During 2012, the Board of Directors approved four quarterly dividend payments of $.0125 per common share, for a total of $.05 per common share. Payment of future dividends are within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, acquisitions, operations and financial condition. On March 7, 2013, the Board of Directors approved a dividend payment of a $.015 per common share payable on April 5, 2013, to shareholders of record on March 22, 2013.
          Company Purchases of its Equity Securities
On November 6, 2012, our Board of Directors approved an extension of the stock buy-back program under which $750,000 of company funds may be used to purchase shares of our common stock. During March 2013, we purchased 73,473 shares of our common stock for $116,087 at an average price of $1.58 per share. As a result, $632,792 remain available for repurchases under our stock buy-back program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1-31, 2012)	—	$—	—	$—
Month #2
(November 1-30, 2012)	—	$—	—	$—
Month #3
(December 1-31, 2012)	747	$1.50	747	$748,879
Total	747	$1.50	747	$748,879

Item 6.	Selected Financial Data
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Some of the most significant trends affecting our business are the following:

•	the increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

•	continuing and expanding professional education requirements by governing bodies, including states and professional associations;

•	the plethora of new laws and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and train employees;

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer;

•	current economic conditions; and

•	competition.
Over the last four years, we have experienced fluctuations in our annual net revenues due to various reasons, including the recession that began in 2008. Nevertheless, since 2009 we have experienced an overall decrease in net revenues from $19.2 million in 2009 to $15.9 million in 2012. The decrease is due in large part to the downturn in the economy that began in 2008. Although we have made acquisitions during this period that have increased our net revenues, a decline in demand for customized training solutions, competition, personnel reductions and reduced budgets in many of client's firms and other factors have all contributed to the decline. We intend to continue focusing on acquisitions that will allow us to increase the breadth and depth of our current product offerings focusing on the general corporate market for compliance, governance and ethics. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by the capital available to us and the liquidity and price of our common stock. We may use debt to enhance or augment our ability to consummate larger transactions. There are many risks involved with acquisitions, some of which are discussed in Item 1A of Part 1 of this report under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include identifying appropriate acquisition candidates, successfully negotiating the business, legal and financial terms of the acquisitions, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.
With respect to our performance for the recently completed 2012 fiscal year, continued weakness in the economy affected us resulting in decreased revenues. The decrease of approximately $1 million in revenues from 2011, was offset somewhat by decreased selling, general and administrative expenses of approximately $218,000 and decreased depreciation and amortization of approximately $60,000. However, after careful analysis described more fully in this Annual Report we recorded an impairment of goodwill from one of our subsidiaries of $568,000. In addition, based on projected income and other factors we have decreased our deferred tax asset by $690,000. The decrease in net revenues was mainly attributable to the fact that we continue to experience a decrease in demand for custom work and decreased attendance in parts of our live seminar business. Our core subscription-based business had reduced net revenues, as customers are either imposing restrictions on their employees or are seeking lower cost alternatives to mandatory continuing education requirements. Overall net revenues from our accounting/finance division decreased as a consequence of these factors. We had a small increase in net revenues in our Cognistar legal training division, while most of our other divisions had decreases in net revenues. In order to reduce our operating expenses, we eliminated live seminars that had sub-par performance which, while reducing gross revenue, had a positive impact on our operating results. In addition, our fourth quarter live training revenues were impacted as a result of the storms in the Northeast that resulted in many seminars being either canceled or we experienced reduced attendance. Our overall selling, general and administrative expenses decreased due to a number of factors including reduced compensation expense, rents, and advertising and marketing, while other costs such as those relating to our technology and customer service increased. As the overall business environment improves, we expect net revenues from our major business units to increase. We continually monitor our direct and general and administrative costs and make the necessary adjustments where warranted. We are also always looking for new markets and distribution channels for our existing products and we continue to expend a significant amount of money to upgrade our library, create new products and develop new technology.
          Seasonality and Cyclicality
Historically, our operating results have fluctuated from quarter to quarter, primarily because a portion of our business is non-subscription based. Custom jobs and consulting work are subject to both the general business climate and client’s needs. Net revenue from our Engineering division is subject to staffing levels in both the private and public sector and the timing of various licensing exams. In economic downturns, staff reductions result in fewer people taking professional engineering licensing exams. Our subscription-based revenue is spread over the life of the subscription which is generally one year and can be effected by staff reductions as well. With our acquisitions of Loscalzo and EEI, these quarterly fluctuations have become more evident and we expect this trend to continue for the foreseeable future. Both Loscalzo and EEI generate most of their revenue from live training programs. In EEI’s case, the revenue is recognized almost exclusively in the second and fourth quarters, when the sessions take place. In Loscalzo’s case, the revenue tends to be recognized over the second, third and fourth quarters, with the fourth quarter revenue being the greatest. While the costs that are directly related to the production of this revenue are incurred over the same period, both Loscalzo and EEI have general and administrative expenses that are incurred ratably over the year, creating the fluctuations in our operating results.
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
     Revenues
A large portion of our net revenues is in the form of subscription fees for our monthly accounting update programs or access to our accounting, financial services, legal and information technology course libraries. Other sources of net revenues include direct sales of programs or courses on a non-subscription basis or from various forms of live training, fees for Website design, software development, video production, course design and development, ongoing maintenance of the LMS, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided.
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
Upon completing our review, testing and considerable analysis including significant assumptions and judgments by management for the current period, we have recognized an impairment in the goodwill from our Skye subsidiary of $568,000. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating performance. There is no assurance that such results will be achieved and in that case we may be required to record an additional impairment to our goodwill and other long-lived intangible assets in future periods.
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
     Income taxes
We account for deferred tax assets available principally from our fixed and intangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. We make significant estimates and assumptions in calculating our current period income tax liability and deferred tax assets. The most significant of these are estimates regarding future period earnings. Our net deferred tax asset is estimated by management using a three-year taxable income projection that incorporates significant estimates and assumptions of future operating periods, including potential new business from either the introduction of new products or greater sales efforts, as well as planned cost reductions.
Results of Operations
Comparison of the years ended December 31, 2012, and 2011
The following table compares our statement of operations data for the years ended December 31, 2012, and 2011. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate training) and the method of sale (video or online).

	Year ended December 31
	2012		2011
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$15,883,212	100.0%	$16,988,691	100.0%	(6.5)%
Cost of revenues	7,028,032	44.2%	7,048,316	41.5%	(0.3)%
Gross profit	8,855,180	55.8%	9,940,375	58.5%	(10.9)%
Selling, general and administrative	8,346,635	52.6%	8,563,993	50.4%	(2.5)%
Depreciation and amortization	1,118,157	7.0%	1,178,538	6.9%	(5.1)%
Impairment of goodwill	568,000	3.6%	—	—%	—%
Total operating expenses	10,032,792	63.2%	9,742,531	57.3%	3.0%
Operating (loss) income	(1,177,612)	(7.4)%	197,844	1.2%	695.2%
Other income, net	17,526	0.1%	897	—%	1,853.8%
(Loss) income before provision for income taxes	(1,160,086)	(7.3)%	198,741	1.2%	683.7%
Provision for income taxes	(735,379)	(10.5)%	(44,614)	(0.3)%	(1,548.3)%
Net (loss) income	$(1,895,465)	(11.9)%	$154,127	0.9%	1,329.8%

Net revenues
Net revenues for 2012 decreased 6.5%, compared to net revenues for 2011, primarily as a result of the decrease in subscription based revenue in accounting/finance and financial services as well as decreases in other product lines. Our live training businesses represents approximately 25% of our net revenues. Net revenues from subscription-based products delivered on-line and other related net revenues accounted for approximately $6.1 million, or 38%, of our net revenues.
Net revenues from our accounting/finance division decreased in absolute dollars by approximately $684,000 but increased as a percentage of total net revenues. Net revenues from our accounting/finance and related products decreased from approximately $13 million in 2011 to $12.3 million in 2012. Net revenues from accounting/finance products including both subscription and non-subscription based revenue was $8.2 million in 2012 and $8.7 million in 2011. Net revenues from live training, custom work and advertising were approximately $4.0 and $4.2 million in 2012 and 2011, respectively.
Net revenues from sales of our engineering products, which are not subscription-based, were $470,000 in 2012, compared to $534,000 in 2011. The continual decline in engineering net revenues is due to a number of reasons including fewer exam candidates and purchasing curtailments by both engineering firms and governmental agencies. However, we recently signed an agreement with Villanova University to market their electrical engineering exam prep course. In addition, we are updating some of our existing courses, adding new courses and constantly seeking partners with which to market these products.
Net revenues from SLE increased from $667,000 in 2011 to $712,000 in 2012. This increase was primarily due to an increase of $97,000 from our Cognistar legal division, offset by a decrease of $52,000 from our Working Value ethics division. The ethics division's income is derived primarily from custom consulting jobs. The increase in Cognistar net revenues is due to custom work from a client with whom we are building a portal to host their legal education course material. We will share revenue generated by the portal with that client. With the launch of eCampus in 2011, we believe that this will have a positive effect on net revenues as clients can now go to one website for all of their educational needs.
Skye generated $771,000 of net revenues in 2012, compared to $804,000 in 2011. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial services companies and others. As we believe that the economy is recovering from the recession, we expect an increase in request for proposals. However, the revenue recognition cycle for this type of work can be long as there can be a time lag between the time a client engages Skye and the actual work begins. This results in a shift in earned income, as contracts are signed and the work is postponed for a period of months.
Our financial services training division generated net revenues of $1.44 million in 2012, compared to $1.84 million in 2011. The decrease is a result of the loss of some subscription revenue and the timing of completion of custom work.

Our technology training division, SmartIT, generated net revenues of $86,000 in 2012, compared to $67,000 of revenues in 2011, due to an increase in subscription revenue.
Net revenues from video production, duplication and consulting services increased in 2012 to $125,000 from $108,000 in 2011, as a result of increased consulting work offset by a reduction in video work. Video production and duplication income fluctuates annually, but overall they continue to decline. The duplication business has declined because tape is no longer used and we do not have the capability of doing very large DVD duplication projects. Our video production facility is primarily used for internal work and income results from renting our facilities and/or our equipment. Consulting work varies from year to year and sales are credited to the department from which they originate and not to the department where the work is performed.
Cost of revenues
Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing or conducting our educational programs, (ii) royalties paid to third parties, (iii) the cost of materials, such as DVDs, printed matter and packaging materials and (iv) shipping costs. Compared to 2011, cost of revenues in 2012 were relatively constant at approximately $7.0 million. This is primarily due to increased use of outsourced labor at lower costs for both internal needs as well as those costs related to specific custom jobs offset by increased costs related to live seminars. Although, cost of revenues decreased in real dollars from $7.05 million in 2011 to $7.03 million in 2012, as a percentage of net revenues, cost of revenues in 2012 increased to 44.2% from 41.5% in 2011. This resulted in a corresponding 10.9% decrease in our gross profit margin from 58.5% in 2011 to 55.9% in 2012.
There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2011 to 2012 and the reasons for those variations are as follows:

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live training and the production of those courses. These costs increased by approximately $16,000 in 2012 from 2011. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material, provide technology services and help develop new products such as Skye's Role Play Certification Tool and The Coaching Toolkit. Loscalzo and EEI employ a number of consultants to develop course material, in addition to hiring instructors to deliver programs throughout the United States. We have been outsourcing some of the programming and content development functions that were previously done by our employees to firms in India at a substantial savings. Direct production costs, which are costs related to producing videos other than labor costs — such as the cost of renting equipment and locations, and the purchase of materials — decreased by $97,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•
Salaries. Overall payroll and related costs attributable to production personnel increased by approximately $15,000. The increase was primarily attributable to salary increases and allocations of employees salaries. Our overall headcount did not increase. Our SLE and Skye salaries and related costs decreased by $44,000, Salaries and related costs from our Loscalzo subsidiary increased approximately $73,000 as a result of the allocation of the division's president's duties. There were no additional employees in Loscalzo. Our FC division accounted for an additional $149,000 in savings, offset by an increase of $135,000 in our technology division.

•
Royalties. Royalty expense decreased by $27,000 in 2012 from 2011, from approximately $1.05 million in 2011 to $1.02 million in 2012. Royalty expense is directly related to sales of certain products in our accounting and engineering catalogs, and as usage fluctuates so does our royalty expense. We often have to estimate the royalty expense due our partners, as the information may not be readily available. If volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2013 under these agreements may be either higher or lower than they were in 2012.

•
Other costs. This includes the cost of venues for our live training business, travel for instructors and others, shipping costs and other miscellaneous expenses. These other costs increased by $73,000, primarily related to EEI’s live training business. The largest component of these expenses are venue, travel and course administration costs that increased by $119,000 in 2012 from 2011. Although purchases increased by $9,000, this was offset by a decrease in shipping and other costs of $55,000. Travel costs incurred by Skye and Loscalzo are often billed to their respective clients.

As our business grows, we may be required to hire additional production personnel, increasing our cost of revenues.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead such as (i) compensation and benefits for administrative, sales and marketing and finance personnel, (ii) rent, (iii) insurance, (iv) professional fees, (v) travel and entertainment and (vi) office expenses. Selling, general and administrative expenses in 2012 decreased by $217,000 from 2011, a 2.5% decrease. The decrease in terms of actual expenses is primarily from reductions in payroll and related costs as headcounts have been reduced. Reductions in compensation expense totaled $125,000. Overhead expenses for advertising, promotional material and other selling expenses decreased by approximately $93,000. Exclusive of these increases, other overhead expenses remained constant due to reductions in expense such as the cost of processing credit card transactions, decreases in rent and utilities expenses offset by higher outsourced customer service and sales personnel. The cost of maintaining our technology, such as annual software and maintenance licenses as well as our bandwidth costs continue to increase. In addition, in conformity with applicable accounting standards, we are expensing the costs associated with the grants of options and restricted stock to employees and directors. This non-cash expense in 2012 was $116,000 and $151,000 in 2011. We anticipate that selling, general and administrative expenses will remain constant in 2013 at our current level of operations.
Depreciation and amortization
Depreciation and amortization expenses were $61,000 lower in 2012 than they were in 2011. This decrease is primarily from intangible assets acquired in acquisitions that are now fully amortized offset by the capitalization of intangible assets developed internally — principally our new LMS, known as eCampus. The total capitalized cost of eCampus is $2.19 million and is being amortized over five years. Although we are always upgrading our computer hardware and systems, and with some projects in development, we expect our depreciation and amortization expenses on our fixed and intangible assets to decrease, as many of the assets acquired in prior acquisitions are either fully or nearly completely amortized.
Impairment of goodwill
We continuously monitor our goodwill and other long-lived assets for impairment. We perform an annual review prior to our year end or when circumstances indicate an event has occurred that would cause an earlier review of goodwill. In 2012, after careful analysis of expected future operating cash flows and other tests, we determined that the goodwill acquired as a result of the contingent purchase price paid for Skye Multimedia, Ltd. was impaired by $568,000. We will continue to monitor these assets for any possible future impairment. It is possible that based on future operating results that we may incur additional impairment to this and our other long-lived assets.
Operating (loss) income
For 2012, our operating loss was $1.18 million, compared to an operating income of $198,000 in 2011. The decrease in net revenues of approximately $1.11 million, the impairment loss of $568,000 offset by decreased cost of revenues, selling, general and administrative costs and depreciation and amortization of approximately $297,000 resulted in the increased loss.
Other income, net
Other income and expense items primarily consist of interest earned on deposits, offset by the loss from our joint venture in iReflect, LLC. We currently have no outstanding debt, other than normal trade payables. Net interest income increased by $15,000 due to higher interest rates we received from our cash in 2012. In addition, our joint venture in iReflect resulted in a loss of $9,500 in 2012, compared to a loss of $11,000 in 2011.
Income tax expense
In 2012, we recorded a net tax expense of $735,000 compared to a $45,000 net tax expense in 2011. We have analyzed all of the components of the deferred tax assets and liabilities and have recorded a net tax deferred asset of $600,000 in 2012 as compared to a net tax deferred asset in 2011 of $1.29 million. This resulted in a net deferred tax provision of $690,000 in 2012 after increasing our valuation allowance to approximately $1,538,000. In 2011, there was no change to our deferred tax asset from 2010. The 2012 and 2011 tax expense consists of state and local income tax expense of approximately $45,000.
Net (loss) income
For 2012, we recorded a net loss of $1.90 million compared to a net income of $154,000 for 2011. The decrease in net income is primarily due to a decrease in net revenues of approximately $1.05 million, the impairment loss of $568,000 and the reduction in our net deferred tax of $690,000 asset offset by lower depreciation and amortization expenses and lower selling, general and administrative expenses.

Liquidity and Capital Resources
Since becoming a public company in 2004, we have financed our working capital requirements entirely through internally generated funds. We have not had any sales of stock or incurred any debt.
Our working capital as of December 31, 2012, was approximately $2.3 million compared to a $2.8 million working capital as of December 31, 2011. The decrease is attributable to a number of factors including the payment of approximately $237,000 in dividends, and the repurchase of our common stock for approximately $176,000. Our current ratio at December 31, 2012, is 1.38 to 1, compared to 1.48 to 1 at December 31, 2011. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $5.0 million and $4.6 million at December 31, 2012, and 2011 respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this deferred revenue at December 31, 2012 is in the form of subscription fees and will be earned during 2013. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.
For the year ended December 31, 2012, we had a net decrease in cash of $1,363,000, after the purchase of $500,000 in certificates of deposit. We generated $177,000 in cash from operations, offset by $1,127,000 used in investing activities, including the $500,000 for purchase of the certificates of deposit, $183,000 for asset acquisitions and $344,000 for the capitalization of software and courses and $90,000 for business assets acquired. In addition, our financing activities include $176,000 for the purchase of treasury shares and $237,000 for the payment of dividends. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.
In comparison, for the year-ended December 31, 2011, we had a $726,000 decrease in cash. That decrease was a result of cash generated by operations of $887,000, that was offset by cash expended for investing activities of $1.16 million primarily for asset acquisitions and capitalization of software and courses, and $455,000 for the purchase of treasury shares and the payment of dividends.
Capital expenditures for the year ended December 31, 2012, were approximately $527,000, of which $183,000 consisted primarily of computer equipment and software. We capitalized $344,000 of costs for the production of various courses and for capitalizing the costs of software. We are constantly reviewing and upgrading our technology. For fiscal 2013, we have budgeted approximately $150,000 for capital expenditures (other than software and course development costs). We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
On March 7, 2013, our Board of Directors declared a dividend of $.015 per common share payable on April 5, 2013, to shareholders of record on March 22, 2013.
During March 2013, we purchased 73,473 shares of our common stock for $116,087 at an average price of $1.58 per share. As a result, $632,792 remain available for repurchases under our stock buy-back program.
.
Contractual Obligation, Commitments and Contingencies
As of December 31, 2012, we had commitments under various leases for our offices in Hawthorne, New York, the SLE office in Westborough, Massachusetts, Skye’s offices in Bridgewater, New Jersey, and Loscalzo’s office in Shrewsbury, New Jersey. The total aggregate commitment under these leases is approximately $2.35 million through January 2019. SLE's lease expired in January 2013 and had called for a monthly rent of approximately $1,650. SLE is currently occupying its office on a month-to-month basis. The Skye lease was recently extended to January 2014 at a monthly rental of $3,190 and the lease for the Loscalzo office expires on December 31, 2016, at a monthly rent of approximately $3,700.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect this amendment to have any significant impact on the current year.

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

b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.
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
The information in response to this Item will be included in our Proxy Statement in connection with our 2013 annual meeting of stockholders, scheduled to be held in June 2013, which information is incorporated by reference herein.
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
The information in response to this will be included in our Proxy Statement in connection with our 2013 annual meeting of stockholders, scheduled to be held in June 2013, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this Item will be included in our Proxy Statement in connection with our 2013 annual meeting of stockholders, scheduled to be held in June 2013, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information in response to this Item will be included in our Proxy Statement in connection with our 2013 annual meeting of stockholders, scheduled to be held in June 2013, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
The information in response to this Item will be included in our Proxy Statement in connection with our 2013 annual meeting of stockholders, scheduled to be held in June 2013, which information is incorporated by reference herein.

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

SmartPros Ltd.

		By:	/s/ Allen S. Greene

Allen S. Greene
Chief Executive Officer

Date:	March 22, 2013
________________________________________________________________________________________________________________________
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2013.

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
AND SUBSIDIARIES
__________________________________________________________________________________________________________________________________________________
REPORT ON AUDITS OF CONSOLIDATED
FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

SMARTPROS LTD.
AND SUBSIDIARIES

Years Ended December 31, 2012 and 2011

Contents

Pages

Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-16

Report of Independent Registered Public Accounting Firm
Board of Directors
SmartPros Ltd.
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Holtz Rubenstein Reminick LLP
New York, New York

March 22, 2013

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$4,918,543	$6,281,725
Certificates of deposit	500,000	—
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 and $39,000 at December 31, 2012 and 2011, respectively	2,612,709	1,868,063
Prepaid expenses and other current assets	331,493	334,826
Total Current Assets	8,362,745	8,484,614

Property and Equipment, net	547,448	645,325
Goodwill	2,807,257	3,375,257
Other Intangibles, net	3,530,744	3,933,738
Other Assets, including restricted cash of $75,000 at December 31, 2012 and 2011, respectively	104,515	92,965
Deferred Tax Asset	600,000	1,290,000
Investment in Joint Venture	3,245	2,742
Total Assets	$15,955,954	$17,824,641

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$706,948	$712,978
Accrued expenses	272,921	338,713
Deferred revenue	5,006,496	4,606,255
Dividend payable	58,936	60,749
Total Current Liabilities	6,045,301	5,718,695
Long-Term Liabilities:
Other liabilities	63,598	66,504
Total Long-Term Liabilities	63,598	66,504
Total Liabilities	6,108,899	5,785,199
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,622,433 and 5,615,433 shares issued as of December 31, 2012 and 2011, respectively, and 4,714,914 and 4,797,231 shares outstanding as of December 31, 2012 and 2011, respectively	563	562
Common stock in treasury, at cost - 907,519 and 818,202 shares as of December 31, 2012 and 2011, respectively	(2,569,625)	(2,393,717)
Additional paid-in capital	17,393,260	17,514,275
Accumulated deficit	(4,977,143)	(3,081,678)
Total Stockholders’ Equity	9,847,055	12,039,442
Total Liabilities and Stockholders’ Equity	$15,955,954	$17,824,641

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2012	2011
Net Revenues	$15,883,212	$16,988,691
Cost of Revenues	7,028,032	7,048,316
Gross Profit	8,855,180	9,940,375
Operating Expenses:
Selling, general and administrative	8,346,635	8,563,993
Depreciation and amortization	1,118,157	1,178,538
Impairment of goodwill	568,000	—
Total Operating Expenses	10,032,792	9,742,531
Operating (Loss) income	(1,177,612)	197,844
Other Income (Expense):
Interest and dividend income, net	27,023	12,022
Loss from joint venture	(9,497)	(11,125)
Total Other Income	17,526	897
(Loss) Income before Provision for Income Taxes	(1,160,086)	198,741
Provision for Income Taxes	(735,379)	(44,614)
Net (Loss) Income	$(1,895,465)	$154,127
Net (loss) income per Common Share:
Basic net (loss) income per common share	$(0.40)	$0.03
Diluted net (loss) income per common share	$(0.40)	$0.03
Weighted Average Number of Common Shares Outstanding:
Basic	4,748,764	4,888,977
Diluted	4,748,764	4,888,977

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	5,561,100	$556	$17,607,921	$(3,235,805)	$(2,122,490)	$12,250,182
Dividends	—	—	—	—	(244,493)	—	—	(244,493)
Surrender of Shares from Restricted Stock Plan	—	—	(1,500)	—	—	—	—	—
Stock Compensation Expense	—	—	55,833	6	150,847	—	—	150,853
Purchase of Treasury Shares	—	—	—	—	—	—	(271,227)	(271,227)
Net Income	—	—	—	—	—	154,127	—	154,127
Balance, December 31, 2011	—	—	5,615,433	562	17,514,275	(3,081,678)	(2,393,717)	12,039,442
Shares issued from Restricted Stock Plan			7,000	1	(1)	—	—	—
Stock Compensation Expense	—	—	—	—	115,691	—	—	115,691
Dividends	—	—	—	—	(236,705)	—	—	(236,705)
Purchase of Treasury Shares	—	—	—	—	—	—	(175,908)	(175,908)
Net (loss)	—	—	—	—	—	(1,895,465)	—	(1,895,465)
Balance, December 31, 2012	—	—	5,622,433	$563	$17,393,260	$(4,977,143)	$(2,569,625)	$9,847,055

See notes to consolidated financial statements

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(1,895,465)	$154,127
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,118,157	1,178,538
Stock compensation expense	115,691	150,853
Deferred income tax provision	690,000	—
Impairment of goodwill	568,000	—
Loss from joint venture	9,497	11,125
Deferred rent	(2,906)	33,603
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(744,646)	281,004
Prepaid expenses and other current assets	3,333	56,310
Other assets	(11,550)	(7,339)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(73,635)	(62,618)
Deferred revenue	400,241	(908,133)
Total adjustments	2,072,182	733,343
Net Cash Provided by Operating Activities	176,717	887,470
Cash Flows from Investing Activities:
Investment in certificates of deposit	(500,000)	—
Acquisition of property and equipment	(183,482)	(228,018)
Capitalized course costs and software development	(343,930)	(896,297)
Investment in joint venture	(10,000)	(10,000)
Cash paid for business assets	(89,874)	(24,000)
Net Cash Used in Investing Activities	(1,127,286)	(1,158,315)
Cash Flows from Financing Activities:
Purchase of treasury shares	(175,908)	(271,227)
Dividends paid	(236,705)	(183,744)
Net Cash Used in Financing Activities	(412,613)	(454,971)
Net Decrease in Cash and Cash Equivalents	(1,363,182)	(725,816)
Cash and Cash Equivalents, beginning of year	6,281,725	7,007,541
Cash and Cash Equivalents, end of year	$4,918,543	$6,281,725
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$45,400	$7,600

See notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products are periodic subscription and non-subscriptions services delivered in either video format or over the internet directed to corporate accountants and financial managers, and accountants in public practice. As a result of its acquisitions of Loscalzo Associates, Ltd. (“Loscalzo”), and Executive Enterprises Institute (“EEI”), the Company is now a leading provider of live training to accounting, legal, and financial services professionals. In addition, the Company produces a series of continuing education courses directed to the engineering profession, a series of courses designed for candidates for various professional engineering exams and training for information technology professionals. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) produces ethics, governance, and compliance programs for corporate clients and, through its Cognistar division, produces online and customized training courses for the legal profession. Its wholly-owned subsidiary, Skye Multimedia Ltd. (“Skye”), produces customized training solutions for a number of industries, including pharmaceuticals, professional services, and others. The Company also has various other online content including a library of nationally certified training solutions for the banking, securities, and insurance industries, as well as a library for health, safety and human resources professionals. Some of these courses may also be designed for live training. SmartPros also develops and hosts Websites, produces custom videos and rents out its video production studio for a fee. SmartPros' corporate headquarters is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, and video production studio.

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

Certificates of deposit- The Company made cash investments in certificates of deposits with an original maturity greater than three months. These certificates matured in February 2013.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

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

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Topic 350 of the ASC, “Intangibles-Goodwill and Other”. This topic establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. The topic requires, among other things, that the Company review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the asset is reduced to its estimated fair value. The Company believes that none of the long-lived assets were impaired as of December 31, 2012 and 2011.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The Company performed its assessment and determined that goodwill in its Skye subsidiary was impaired at December 31, 2012. The assessment resulted in an impairment to goodwill of $568,000.

Fair value measurements-Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The Company must determine whether its assets and liabilities recorded at fair value were based on Level 1 (value based on quoted prices in an active market for identical assets), Level 2 (value based on significant other observable inputs) or Level 3 (value based on significant unobservable inputs) measurements within the fair value hierarchy.

Intangible assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives, which vary from 3 to 19 years. The Company performs an annual assessment or when events or circumstance indicate that an impairment may have occurred. The Company performed its annual assessment of its intangible assets and found no impairments as of December 31, 2012 and 2011.

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The Company has capitalized approximately $75,000 and $65,000 of such costs for the years ended December 31, 2012 and 2011, respectively. The amortization period is generally five years for

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

courses either purchased or developed internally. In June 2012, the Company acquired a library of health, safety, human resources and other courses for approximately $88,000. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to operations as incurred.

Capitalized software - The Company has developed a new Learning Management System (“LMS”) as well as other products and has capitalized those costs in accordance with the provisions of Topic 350, "Internal-Use Software". Total capitalized costs were approximately $2,748,000 and $2,479,000 as of December 31, 2012 and 2011, respectively. Amortization expense for 2012 and 2011 was approximately $496,000 and $413,000, respectively.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2009.

Net income (loss) per share - Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock. For the years ended December 31, 2012 and 2011, the inclusion of common stock equivalents of 310,487 and 334,587, respectively would be anti-dilutive.

The reconciliation is as follows:

Years Ended December 31,	2012	2011
Weighted Average Number of Shares Outstanding	4,748,764	4,888,977
Effect of Dilutive Securities, common stock equivalents	—	—
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	4,748,764	4,888,977

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

Advertising costs - Advertising costs are expensed as incurred and were approximately $147,000 and $121,000 for the years ended December 31, 2012 and 2011, respectively.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

New accounting pronouncements - In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.

2. Property and Equipment, net

The components of property and equipment are as follows:

December 31,	2012	2011
Furniture, Fixtures and Equipment	$4,869,450	$4,685,968
Leasehold Improvements	189,709	189,709
	5,059,159	4,875,677
Less Accumulated Depreciation	4,511,711	4,230,352
	$547,448	$645,325

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $281,000 and $300,000, respectively.

3.	Goodwill and Other Intangible Assets, net

The components of other intangible assets are as follows:

December 31,	2012	2011
Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
SmartPros Advantage Courses ("SPA")	837,504	837,504
Course Costs	1,340,169	1,210,178
Customer Lists	1,041,746	1,041,746
Restrictive Covenant	200,000	200,000
Trade Name	350,000	350,000
Capitalized Software	2,748,111	2,478,847
Financial Campus	370,569	340,894
Other Intangible Assets	832,204	827,330
	12,187,140	11,753,336
Less Accumulated Amortization	8,656,396	7,819,598
	$3,530,744	$3,933,738

The aggregate amortization expense for the years ended December 31, 2012 and 2011 was $836,798 and $878,416, respectively.

Estimated amortization expense for each of the five years subsequent to December 31, 2012 is as follows:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

Year Ending December 31,
2013	$733,000
2014	$558,000
2015	$448,000
2016	$317,000
2017	$191,000

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the years ended December 31, 2012 and 2011:

	Goodwill	Other Intangible Assets
Balance, January 1, 2011	$3,375,257	$3,891,858
Amortization Expense		(878,416)
Goodwill and Intangible Assets Acquired and Developed		920,296
Balance, December 31, 2011	3,375,257	3,933,738
Amortization Expense		(836,798)
Intangible Assets Acquired and Developed		433,804
Impairment of goodwill	(568,000)	—
Balance, December 31, 2012	$2,807,257	$3,530,744

The Company tested goodwill for impairment at the reporting unit level for its Skye subsidiary. Skye's continued losses indicated that future cash flows may not support the carrying value of the associated goodwill. As a result, management proceeded to perform the first step of the goodwill assessment which is to compare the fair value of the reporting unit to the carrying amount, including goodwill. In estimating the fair value of Skye, the Company used a combination of cost and market based approaches. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, or in this case the reporting unit. The market approach uses prices and other relevant information generated by market transactions involving similar or comparable businesses. Management uses available market multiples for transaction of similar businesses and makes necessary adjustments in arriving at fair value of Skye. In making these adjustments management considers both quantitative and qualitative factors in evaluating available information and exercises significant judgment in aligning the valuations with the reporting unit being tested. The results of the valuation performed by management in the first step indicated the carrying amount of Skye was in excess of its fair value.

Therefore, management proceeded to perform the next step of the impairment testing model which is to determine the implied fair value of Skye's goodwill. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, the implied fair value of goodwill was calculated in a manner similar to goodwill that is recognized in a business combination. This process involves measuring the fair value of the Skye's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the Skye's fair value and the fair values assigned to the individual assets and liabilities (both recognized and unrecognized), is the implied fair value of goodwill. As a result, the Company determined the implied fair value of Skye's goodwill to be $350,000 resulting in an impairment charge of $568,000.

4.	Income Taxes

At December 31, 2012 and 2011, the Company has a net deferred tax asset of $600,000 and $1,290,000, respectively primarily resulting from the expected future benefit of available net operating loss carryforwards and other temporary differences. Realization of deferred tax assets depends on the Company's estimate of sufficient future taxable income during the period that deductible temporary differences and loss carryforwards are expected to be available to offset future taxable income of approximately $3,500,000 which expire through 2027. In determining the valuation allowance required at each reporting period, management considers all available evidence, both positive and negative, based on the weight of that evidence, including historical

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

information that is supplemented by currently available information about future years. In weighing the available evidence, management uses the more likely than not threshold for recognition of a valuation allowance. Due to the loss in the current year and uncertainties about events that could adversely affect future projected taxable income, the Company increased the valuation allowance relating to its deferred tax assets by $690,000.

The components of the provision for income taxes are as follows:

Years Ended December 31,	2012	2011
Current:
Federal	$—	$—
State	(45,379)	(44,614)
Total Current	(45,379)	(44,614)
Deferred:
Federal	(690,000)	—
State	—	—
Total Deferred	(690,000)	—
	$(735,379)	$(44,614)

The temporary differences and net operating loss carryforward give rise to the following deferred tax assets:

December 31,	2012	2011
Net Operating Loss	$1,480,000	$1,170,000
Depreciation and Amortization of Property, Equipment and Intangibles	404,000	469,000
Stock Option and Restricted Stock Compensation Expense	231,000	205,000
Other	23,000	27,000
	2,138,000	1,871,000
Less Valuation Allowance	(1,538,000)	(581,000)
Deferred Tax Asset	$600,000	$1,290,000

These amounts have been classified on the accompanying consolidated balance sheets as non-current.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

Years Ended December 31,	2012	2011
U.S. Federal Statutory Income Tax Rate	(34)%	34%
State Income Tax Rate, net of federal benefit	4%	14%
Travel and Entertainment	—%	6%
Prior Years’ True-ups	(3)%	48%
Change in Valuation Allowance	83%	(81)%
Goodwill Impairment	17%	—%
Other	(4)%	1%
Effective Income Tax Rate	63%	22%

5.	Stock Incentive Plan

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

In June 2009 the Company adopted, with shareholder approval, its 2009 Incentive Compensation Plan (the “Plan”), replacing the expired 1999 Stock Option Plan. The Plan provides for the grant of up to 800,000 shares of non-qualified stock options and restricted stock awards to employees, directors and consultants. Future restricted stock grants may not exceed 200,000 shares. The Plan incorporated the outstanding shares at the time of adoption. As of December 31, 2012, there were 310,487 options outstanding, of which 225,987 are currently exercisable and there were 54,222 restricted stock grants outstanding. As of December 31, 2012, the Plan had a net balance of 425,180 shares reserved for the issuance of future grants. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares, and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2012 and 2011 was $1.80 and $2.01, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. The Company takes into consideration guidance under ASC Topic 718, “Stock Compensation” when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of the actual time elapsed between the date of grant and the exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:

Years Ended December 31,	2012	2011
Contractual Term	10 years	10 years
Expected Volatility	40%	40%
Expected Dividend Yield	2.0%-2.5%	2.0%-2.5%
Risk-Free Interest Rate	.4%-1.15%	2.3%-4.0%
Expected Term	5.0 years	5.0 years

For the years ended December 31, 2012 and 2011, stock-based compensation expense related to stock options granted was approximately $31,000 and $46,000, respectively. As of December 31, 2012, the fair value of unamortized compensation cost related to non-vested stock option awards was approximately $29,400. Unamortized compensation cost as of December 31, 2012 is expected to be recognized over a remaining weighted-average vesting period of three years.

As of December 31, 2012 and 2011, the options had no intrinsic value.

In January 2012, the Company granted 15,000 options to an employee, exercisable over 10 years from the date of grant at $1.80 per share. These options vest one-third each year commencing one year from date of grant.

In July 2012, the Company granted 7,000 shares of its restricted common stock to an employee. The grant vests three years from date of issue and the grant price was $1.98 per share.

A summary of all stock option activity is as follows:

Years Ended December 31, 2012 and 2011	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	409,798	$4.37
Options granted	104,500	2.01
Options forfeited/expired	(179,711)	5.29
Outstanding, December 31, 2011	334,587	3.14
Options granted	15,000	1.80
Options forfeited/expired	(39,100)	2.88
Outstanding, December 31, 2012	310,487	$3.11
Exercisable, December 31, 2012	225,987	$3.53

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$.01-$1.99	114,500	8.85	$1.97	33,334	8.83
$2.00-$2.99	74,600	6.11	2.57	71,266	5.79
$3.00-$3.99	35,150	4.23	3.34	35,150	4.23
$4.00-$4.99	28,642	2.72	4.13	28,642	2.72
$5.00-$5.99	57,595	5.51	5.44	57,595	5.51
	310,487	—	$3.11	225,987	—

A summary of the non-vested options and activity for the year ended December 31, 2012 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2012	113,100	2.12
Granted	15,000	1.8
Vested	(38,600)	2.3
Forfeited	(5,000)	2.34
Non-vested, December 31, 2012	84,500	2.12

In February 2013, the Company granted 37,000 options to various employees, exercisable over 10 years from date of grant at$1.47 per share. Of these options, 7,500 vest on February 1, 2014 and 2015 respectively, the remaining 22,000 options vest on February 1, 2016. In addition, the Company granted 41,500 restricted common shares to various employees and independent members of the board of directors at a price of $1.47. Of these shares 7,500 each vest on February 1, 2014 and 2015, 22,000 shares vest on February 1, 2016 and 4,500 shares vest one-third each on February 1, 2014, 2015 and 2016.

6.	Stockholders' Equity

In 2012 and 2011 the Company purchased 89,317 and 130,928 shares of its common stock for $175,908 and $271,227, respectively.

In March 2013, the Company purchased 73,473 of it's common stock for $116,087.

7.	Commitments and Contingencies

Operating leases- The Company leases office space and production and warehouse facilities in Hawthorne, New York; Westborough, Massachusetts; Bridgewater, New Jersey; and Shrewsbury, New Jersey. Future minimum lease payments are as follows:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

Year Ending December 31,
2013	$425,000
2014	389,000
2015	387,000
2016	405,000
2017	357,000
Thereafter	387,000
$2,350,000

Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2012 and 2011 was approximately $380,000 and $450,000, respectively.

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

•	The chief financial officer’s agreement was renewed in June 2011 and expires in June 2013.

•	The president's employment agreement was renewed on October 1, 2011 for a period of three years.

•	The chief technology officer’s agreement was renewed on March 1, 2012 for a period of two years.

•	The agreement with the President of Skye was renewed on February 1, 2013 for a one-year period. The agreement requires an annual base salary plus incentives if certain goals are met.
Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company’s board of directors. Under certain agreements, if the Company terminates any executive’s employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits.

The aggregate commitments under the employment agreements for the senior executives described above approximated $1,005,000, $572,000 and $355,000 payable in 2013, 2014 and 2015 respectively.

Litigation - From time to time, the Company may be involved in litigation through the normal course of business. Currently, there is no pending litigation.