Form 10-Q
period 2013-03-31
SmartPros Ltd.
filed 2013-05-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2013, there were 4,680,941 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
March 31, 2013

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
The terms "we," "our," "us," or any derivative thereof, as used herein shall mean SmartPros Ltd., a Delaware corporation, its subsidiaries and it predecessors.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,501,848	$4,918,543
Certificates of deposit	—	500,000
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 at March 31, 2013 and December 31, 2012, respectively	1,189,517	2,612,709
Prepaid expenses and other current assets	548,660	331,493
Current income tax benefit	220,000	—
Total Current Assets	7,460,025	8,362,745
Property and equipment, net	562,433	547,448
Goodwill	2,807,257	2,807,257
Other intangibles, net	3,453,124	3,530,744
Other assets, including restricted cash of $75,000	104,515	104,515
Deferred tax asset	600,000	600,000
Investment in joint venture	2,998	3,245
	7,530,327	7,593,209
Total Assets	$14,990,352	$15,955,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$468,003	$706,948
Accrued expenses	141,357	272,921
Dividend payable	70,244	58,936
Deferred revenue	4,917,804	5,006,496
Total Current Liabilities	5,597,408	6,045,301
Other liabilities	62,164	63,598
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,661,933 shares and 5,622,433 shares issued as of March 31, 2013 and December 31, 2012, respectively; and 4,680,941 shares and 4,714,914 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	567	563
Additional paid-in capital	17,349,570	17,393,260
Accumulated deficit	(5,333,625)	(4,977,143)
Common stock in treasury, at cost – 980,992 and 907,519 shares at March 31, 2013 and December 31, 2012, respectively	(2,685,732)	(2,569,625)
Total Stockholders’ Equity	9,330,780	9,847,055
Total Liabilities and Stockholders’ Equity	$14,990,352	$15,955,954
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$3,218,667	$3,008,195
Cost of revenues	1,427,454	1,342,097
Gross profit	1,791,213	1,666,098
Operating Expenses:
Selling, general and administrative	2,101,027	2,051,056
Depreciation and amortization	268,513	272,219
	2,369,540	2,323,275
Operating loss	(578,327)	(657,177)
Other Income (Expense):
Interest income (net)	6,495	5,960
Equity loss from joint venture	(3,247)	(375)
	3,248	5,585
Loss before income tax	(575,079)	(651,592)
Benefit from income taxes	218,597	228,353
Net loss	$(356,482)	$(423,239)
Net loss per common share:
Basic net loss per common share	$(0.08)	$(0.09)
Diluted net loss per common share	$(0.08)	$(0.09)
Weighted Average Number of Shares Outstanding:
Basic	4,721,914	4,797,231
Diluted	4,721,914	4,797,231
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(356,482)	$(423,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	268,513	272,219
Stock compensation expense	26,558	31,086
Current income tax benefit	(220,000)	(230,000)
Equity loss from joint venture	3,247	375
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	1,423,192	662,922
Prepaid expenses and other current assets	(217,167)	(121,412)
Other assets	—	(11,550)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(370,510)	(508,857)
Deferred revenue	(88,692)	118,267
Other liabilities	(1,434)	3,366
Total adjustments	823,707	216,416
Net Cash Provided by (Used in) Operating Activities	467,225	(206,823)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(76,315)	(87,819)
Redemption of certificates of deposit	500,000	—
Capitalized software development costs	(107,235)	—
Capitalized course costs	(22,327)	(1,700)
Additional investment in joint venture	(3,000)	—
Net Cash Provided by (Used in) Investing Activities	291,123	(89,519)
Cash Flows from Financing Activities:
Purchase of treasury stock	(116,107)	—
Dividend paid	(58,936)	(60,749)
Net Cash (Used in) Financing Activities	(175,043)	(60,749)
Net increase (decrease) in cash and cash equivalents	583,305	(357,091)
Cash and cash equivalents, beginning of period	4,918,543	6,281,725
Cash and cash equivalents, end of period	$5,501,848	$5,924,634
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$12,919	$—

_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

Note 2. Description of Business and Summary of Significant Accounting Policies
          Nature of Operations
The Company, a Delaware corporation, was organized in 1981 under the name Center for Video Education Inc. for the purpose of producing educational programs primarily directed to the accounting profession. SmartPros’ primary products and services include the following:

•
Video and Internet-based subscription programs, live training seminars, Webinars and other continuing professional education programs and services for the accounting profession, tax and finance professionals. The Company is a leading provider of training to certified public accountants, accountants in industry and financial professionals.

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
          Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $107,000 in course costs during the current quarter.
          Deferred Revenue
Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenues from seminars represent paid registrations for future programs. Deferred revenue related to website design, video production, custom e-learning programs, technology or other services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy. The Cognistar Legal division, the Financial Services division and the SmartIT Information Technology division recognize revenue either immediately from the direct sale of courses on a prepaid basis or on a deferred basis as earned, from the sale of subscriptions to their various products or from custom projects.
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the three month periods ended March 31, 2013 and 2012, the inclusion of Common Stock equivalents of 340,317 and 344,587 shares, respectively, would be anti-dilutive.

Note 3. Stock-Based Compensation
The Company’s 2009 Incentive Compensation Plan (the “2009 Plan”) permits the grant of options and restricted stock to employees, directors and consultants. The total number of shares currently reserved for grants under the 2009 Plan is 800,000. Restricted stock grants under the 2009 Plan may not exceed 200,000 shares in the aggregate. The number of shares available for issuance under the 2009 Plan is reduced by the sum of the number of shares (a) issued upon exercise of options granted pursuant to the Company’s 1999 Stock Option Plan (the “1999 Plan”) and (b) issuable upon exercise of outstanding options granted under the 1999 Plan. As options granted under the 1999 Plan are forfeited or terminated, the number of options available for grant under the 2009 Plan increase (but may not exceed 800,000 in the aggregate). Restricted stock grants under the 1999 Plan have no impact on the availability of restricted stock grants under the 2009 Plan.
As of March 31, 2013, 340,317 options were outstanding, of which 150,667 and 189,650 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 225,817 are currently exercisable. In February 2013, the Company granted 35,000 options to various employees. The exercise price of the grant is $1.47 per share. The options have varying vesting dates, 15,000 options vest one-half each, one and two years from dates of grant. The remaining 20,000 options vest three years from date of issuance. The options expire ten years from date of issuance. In February 2013, the Company also granted 39,500 shares of its restricted Common Stock to various employees and its three independent directors. The grants have varying vesting terms; 15,000 vests one-half each, one and two years from date of issuance; 9,000 vesting one-third each year on the anniversary date of the date of issuance and the remaining 15,500 vests three years from date of issuance. The fair market value per share on the date of issuance was $1.47. Restricted stock grants outstanding as of March 31, 2013 totaled 76,111, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of March 31, 2013, 358,850 shares are available under the 2009 Plan, of which 82,555 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $27,000 and $31,000 for the three-month periods ended March 31, 2013 and 2012, respectively.
The assumptions used for the three-month period ended March 31, 2013, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-6 Years
Risk-free interest rate	0.15%
Expected volatility	40.0%
Expected dividend	$0.05
Weighted-average fair value of options during the period	$0.35
The following table represents our stock options granted, exercised and forfeited for the three months ended March 31, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2013	310,487	$3.11	6.49
Granted	35,000	$1.47	9.83
Exercised	—	—	—
Forfeited/expired	(5,170)	$5.32	—
Outstanding at March 31, 2013	340,317	$2.91	6.70
Exercisable at March 31, 2013	225,817	$3.46	5.50

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $2,138,000 at March 31, 2013 which is partially offset by a valuation reserve in the amount of $1,538,000. For the three months ended March 31, 2013, the Company recorded a current income tax benefit of $220,000 principally attributable to its net loss for the current period, offset by state and local taxes of approximately $1,400. The current income tax benefit is expected to be utilized against taxable income generated in subsequent quarterly periods of 2013. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During the first quarter of 2013, the Company purchased 73,473 shares of its Common Stock for approximately $116,000. It has available approximately $633,000 under its November 2012 stock buy-back program for the purchase of additional shares of its Common Stock. The buy-back program expires in November 2013.
Note 6. Subsequent Events

On May 7, 2013 the Company's board of directors declared a dividend of $.015 per common share payable on July 5, 2013 to shareholders of record as of June 14, 2013.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for tax compliance, banking and information technology professionals. We provide corporate governance, ethics and compliance training for the general corporate market. We also have content consisting of web-based training in the human resources and health and safety areas. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants, tax and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, Webinars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses.
We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA.
Some of the most significant issues affecting our business are the following:

•
the increasing recognition by professionals and their employers of the importance of continuing professional education in order to maintain their licenses, remain current on new developments and best practices, develop and improve their skills and to generally remain competitive;

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the lack of the issuance of new financial accounting standards and the continued delay in the United States to converge with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees; and

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer.
Over the last five years, our annual net revenues have ranged from $15.9 million to $18.3 million. We experienced an overall decline in revenues from 2009 through 2012. We attribute this decline to a number of factors, but primarily due to general economic conditions as well as the relative absence of changes in laws, regulations and accounting standards. Many companies have looked at their budgets, reduced their headcounts and considered other factors in evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the staggering effects of the economy have resulted in lowered attendance at our live seminars, pricing pressure on our subscription-based products and reduced interest in custom work. We have countered these pressures by introducing new products, re-mixing our product offerings and changing our selling strategies. We continue to believe that our growth will be through acquisitions, the development of new products and cross selling our existing libraries to the various markets we serve.
While our subscription-based revenue in general has not fluctuated much from quarter to quarter or year to year, we have experienced a decline in revenue from live training programs and from custom-designed projects, which has adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions, competition, consolidations in various industries and the relative absence of new accounting standards, laws and regulations. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees. We are constantly seeking both new markets and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same customer through cross-selling. We also recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive net revenue.
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
With the launch of our SmartPros eCampus (eCampus) Learning Management System (LMS), a robust platform and toolset for managing and deploying corporate training and accredited continuing education programs in multiple formats, we anticipate that this product will help drive opportunities with both existing and new clients. It can also be licensed as a stand-alone-offering to companies of all sizes who are looking for a cost-effective cloud based LMS. In addition, we are developing technology so that our content may be used on iPads, tablets and other similar devices.
There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2012. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business.
Our common stock ("Common Stock") trades on the NASDAQ Capital Market under the symbol “SPRO.”

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
Revenue from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenue from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects is generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenue after completion and delivery to the customer. Revenue from the sale of other products and services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.
Revenue from live training is recognized when the seminar or conference is completed. These are usually one to three day events.
Impairment of long-lived assets
We review long-lived assets and certain intangible assets at least annually or when events or circumstances indicate that the carrying amounts may not be recovered. We recognize that the economy has not yet fully recovered and has impacted the operations of certain divisions of our company. Therefore, we are continuously reviewing certain intangible assets related to prior acquisitions. In 2012, we recognized an impairment to assets acquired from an acquisition and management continues to monitor the situation as it relates to our overall operations.
Stock-based compensation
Compensation costs are recognized in the financial statements for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees recorded as an expense at the date of grant based on the then estimated fair value of the stock-based instrument granted. Options and grants awarded to employees or directors are expensed over their prespective vesting periods.
Segment accounting
All of our operations constitute a single segment, that of educational services. Revenues from non-educational services, such as video production are not a material part of our operating income.
           Income taxes
We account for deferred tax assets available principally from the temporary differences related to our fixed and intangible assets and our net operating loss carryforwards in accordance with the Accounting Standards Codification. We make significant estimates and assumptions in calculating our current period income tax liability and deferred tax assets. The most significant of these are estimates regarding future period earnings. Our net deferred tax asset is estimated by management using a three-year taxable income projection. In the event that our projections change due to economic uncertainties, we may adjust the realizable amount of our deferred tax asset. Management continues to monitor these projections and assumptions on an ongoing basis.

Results of Operations
Our operating results for the first quarter are affected by the seasonality of some of our products, primarily live training, resulting in substantial losses. The first quarter of 2013 as compared to the first quarter of 2012, reflected a 7% increase in net revenues with an accompanying increase in cost of revenues. This resulted in a higher gross profit and a decreased operating loss of $79,000 or 12%. Our net loss for the three-month period ended March 31, 2013, as compared to the 2012 period reflected a decrease of approximately $67,000 or 16%. The operating and net losses for the current quarter are the lowest they have been in the past four years. Our net revenues for the period increased approximately $211,000 from the 2012 period. Our core businesses have remained fairly stable, and we experienced an increase in net revenues from custom work during the quarter. We continue to seek to acquire either content in new or complimentary market; make our sales force more effective and reduce expenses where appropriate. As previously mentioned, in 2012, we acquired content in the human resources and health and safety areas, markets that we previously did not serve. We also entered into an agreement in 2012, with Villanova University to market and distribute their Online Professional Engineering Review Course, "Power for Electrical Engineers", with over 100 hours of online content. In addition, several of our divisions have signed agreements for work that have either been delayed or extended at the request of the client.
Comparison of three months ended March 31, 2013 and 2012
We recorded a $211,000, or 7% increase in net revenues in the 2013 period compared to the 2012 period. Although we made significant cuts in direct expenses, our product mix resulted in our gross profit margin remaining relatively constant at 55.7% in the 2013 period as compared to 55.4% in the 2012 period. A substantial portion of the increase in gross revenues came from our Skye Multimedia Ltd. ("Skye") division. Skye's custom work has a lower gross profit than subscription based revenue. Operating results for the 2013 period were impacted by overall increases in net revenues from many of our divisions, as we continue to seek ways to work in a still sluggish economy. General and administrative expenses were approximately $50,000 higher in the 2013 period as compared to the 2012 period. We continue to believe that these fluctuations in net revenues from period to period are not necessarily indicative of any long-term expectations from all of our divisions. Although, we experienced an increase in net revenues from custom work in this quarter, we cannot be certain that it is indicative of future results. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed for the financial services industry. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. Our live training divisions revenues were flat as most accounting professionals do not take continuing education in the first quarter of the year. The live training business primarily recognizes its revenues in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our technology training products and our human resources and health and safety, are also delivered online and are also significant generators of net revenues. Approximately 48% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended March 31, 2013 and 2012. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,
	2013		2012
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,218,667	100.0%	$3,008,195	100.0%	7.0%
Cost of revenues	1,427,454	44.3%	1,342,097	44.6%	6.4%
Gross profit	1,791,213	55.7%	1,666,098	55.4%	7.5%
Selling, general and administrative	2,101,027	(65.3)%	2,051,056	(68.2)%	2.4%
Depreciation and amortization	268,513	8.3%	272,219	9.0%	(1.4)%
Total operating expenses	2,369,540	73.6%	2,323,275	77.2%	2.0%
Operating loss	(578,327)	(18.0)%	(657,177)	(21.8)%	(12.0)%
Other income, net	3,248	0.1%	5,585	0.1%	(41.8)%
Net loss before income tax	(575,079)	(17.9)%	(651,592)	(21.7)%	(11.7)%
Benefit from income taxes	218,597	6.8%	228,353	7.6%	(4.3)%
Net loss	$(356,482)	(11.1)%	$(423,239)	(14.1)%	(15.8)%

Net revenues
The increase in net revenues reflected above was due to: (i) a $219,000 increase in net revenues from our Skye subsidiary; (ii) a $71,000 increase in net revenues from our Accounting/Finance division; (iii) an increase of $10,000 from our Engineering division; (iv) a $19,000 increase in net revenues from our SmartPros Legal and Ethics, Ltd. ("SLE") subsidiary and (v) a $5,000 increase from other divisions. These increases were offset by a $113,000 decrease in net revenues from our Financial Services division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, our Skye subsidiary may provide a custom e-learning solution for a client of our SLE subsidiary. However, SLE is credited with the entire amount of the sale.
In the first quarter of 2013, net revenues from the Accounting/Finance division were approximately $2.2 million, or 69% of net revenues, compared to $2.1 million, or 71% of net revenues, in the comparable 2012 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.95 million and $1.9 million in the 2013 and 2012 periods, respectively. Net revenues from other projects in our Accounting/Finance division that are not subscription based and live-training were relatively constant from 2012 to 2013, as we generally do not generate revenues from live training until the second quarter. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2013 period, net revenues from online sales of accounting products increased by approximately $103,000 as compared to the 2012 period, primarily as a result of increased usage. Net revenues from our Loscalzo live training subsidiary increased $3,000 in the 2013 period compared to the 2012. Our EEI live training division's revenues were $2,000 in the 2013 period as compared to $15,000 in 2012 period. This revenue is earned from CPE administration and not live training. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. EEI has introduced new products and services to its clients such as Continuing Professional Education (CPE) administration.
For the three-months ended March 31, 2013, Skye generated net revenues of $359,000 compared to $140,000 in the first quarter of 2012. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. Therefore, we believe the increase in Skye’s net revenue is not indicative of any long-term trends. Skye continues to see competitive pressure from both domestic and foreign sources, especially in pricing, Businesses are continuing to evaluate these types of services and products and their cost effectiveness. We are seeing more requests for proposals and often contracts are signed but the work does not begin for a period of time thereafter. Skye continues to market its iReflect product developed in a joint venture.
Our Financial Services division generated $324,000 of net revenues in the quarter ended March 31, 2013. For the quarter ended March 31, 2012, this division generated $437,000 of net revenues. The decrease is due primarily to reduced subscription-based revenues. We recently released our Audit Management System which we believe will have a positive effect on this division's future revenues.
For the quarter ended March 31, 2013, SLE had net revenues of $128,000 compared to net revenues of $109,000 for the comparable 2012 quarter. For the 2013 period, $37,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $91,000 was generated by the Cognistar Legal division, as compared to $72,000 and $37,000, respectively, in the 2012 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from prepaid usage and direct sales of its courses.
Our Engineering division generated $154,000 of net revenues in the first quarter of 2013 compared to $144,000 in the first quarter of 2012. The increase is primarily related to the inclusion of our health and safety library of courses that was acquired in June 2012. Sales of our engineering products are not subscription based. We now include our information technology product, Watch-IT's revenues in the Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the first quarter of 2013 were $37,000. In comparison, these divisions recorded $32,000 of net revenue for the first quarter of 2012.
Cost of revenues
Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; (iv) costs related to live training; and (v) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physically delivery of materiel.
Our gross profit margins for the three-months ended March 31, 2013 increased slightly from 55.4% in the 2012 period to 55.7% in the 2013 period, primarily due to the increase in revenues. Although, we have made meaningful reductions in both personnel and outsourced labor, our expenses increased from $1.34 million in 2012 to $1.43 million in the 2013 period. Most of this increase is directly related to the increase in revenues from our Skye subsidiary, as their custom work requires a significant amount of out-sourced services. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. These costs are charged to expense as they are incurred.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily video production and technology personnel, increased $116,000. This increase is primarily related to increased net revenue from custom work. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $17,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense increased by $6,000 in the three-months ended March 31, 2013, compared to the corresponding period in 2012. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel increased by only $2,000.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs increased $19,000 in the 2013 period from the 2012 period, and is primarily related to travel and other costs from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2013 period increased by approximately $50,000, or 2.4%, compared to the 2012 period. This increase is attributable to a number of factors, that are highlighted below.
Compensation expense in the 2013 period decreased by $39,000 compared to the 2012 period. We had 45 and 49 full-time general and administrative employees at March 31, 2013 and 2012, respectively. The decrease in costs is from reduced headcount. In addition, compensation expense includes stock based compensation expense of $27,000 for the 2013 period and $31,000 for the 2012 period, a decrease of approximately $4,000.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by approximately $50,000, as expenditures related to technology, marketing, advertising and promotion increased from the 2012 period. Subsequent to the first quarter of 2012 we added additional out-sourced customer service and sales people. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $4,000, to approximately $268,000, in the first quarter of 2013 compared to the first quarter of 2012 as some of the assets acquired in prior acquisitions are now fully amortized. We expect our depreciation and amortization expense on our fixed and intangible assets to be less in the current year. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the three-months ended March 31, 2013, the operating loss was approximately $578,000 compared to an operating loss of approximately $657,000 in the corresponding 2012 period, primarily as a result of increased revenues.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first quarter of 2013 we had net other income of $3,200 as compared to a net income of $5,600 in the 2012 period. The loss from our 50% interest in the iReflect joint venture was $3,247 in the 2013 period compared to $375 in the 2012 period.
Income taxes
For the three months ended March 31, 2013, we recorded a net $219,000 current income tax benefit, as compared to a net $228,000 current income tax benefit in the same 2012 period.
Net loss
For the three months ended March 31, 2013 we recorded a net loss of approximately $356,000, or $0.08 per share basic and diluted. For the comparable period in 2012 we recorded net loss of approximately $423,000, or $0.09 per share, basic and diluted.

Liquidity and Capital Resources
At March 31, 2013 we had no long-term debt.
Our working capital as of March 31, 2013 was approximately $1.9 million compared to $2.3 million at December 31, 2012. Our current ratio at March 31, 2013 and December 31, 2012 was 1.33 to 1 and 1.38 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.9 million at March 31, 2013 and $5.0 million at December 31, 2012.
At March 31, 2013, we had cash and cash equivalents of approximately $5.5 million. For the three months ended March 31, 2013, we reported a net increase in cash and cash equivalents of approximately $583,000 that includes approximately $467,000 of cash provided by operating activities and approximately $291,000 of cash provided by investing activities offset by approximately $175,000 used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At March 31, 2013, we had approximately $1.2 million in receivables and $609,000 in payables and accrued expenses, as compared to $2.62 million of receivables and $980,000 in payables at December 31, 2012, exclusive of dividends payable.
In November 2012, our board of directors extended our stock buy back program through November 5, 2013 and increased the funds available to repurchase shares of Common Stock on the NASDAQ Capital Market to $750,000. As of March 31, 2013, approximately $633,000 was available under our stock buy back program.
For the 2013 period, net cash provided by investing activities was approximately $291,000, which included capital expenditures of approximately $205,000, consisting of computer equipment and software purchases of $76,000, $22,000 for course development and $107,000 for capitalized software, as compared to approximately $90,000 expended in the first three-months of 2012. We also made a capital investment in our iReflect joint venture of $3,000. These expenditures were offset by the redemption of certificates of deposit totaling $500,000 We anticipate that our capital expenditures for the remainder of 2013 will be substantially lower in 2013 as compared to 2012, as we have completed capitalizing the cost of our new software. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities for the three months ended March 31, 2013 reflects dividends paid of approximately $59,000 and the purchase of approximately $116,000 of our common stock under our stock buy back program. On May 7, 2013, the board of directors declared a dividend of $.015 per common share payable on July 5, 2013 to shareholders of record as of June 14, 2013.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
On November 6, 2012, our board of directors extended our stock buy back program through November 5, 2013 and increased the funds available to repurchase shares of Common Stock on the NASDAQ Capital Market to $750,000. During the three month period ended March 31, 2013, we purchased a total of 73,473 shares of Common Stock for $116,087. As set forth below, approximately $633,000 was available under our stock buy back program as of March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-31, 2013)	—	—	—	—
Month #2 (February 1-28, 2013)	—	—	—	—
Month #3 (March 1-31, 2013)	73,473	$1.58	73,473	$632,772
Total	73,473	$1.58	73,473	$632,772

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

SmartPros Ltd.

(Registrant)

Date:	May 7, 2013	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2013	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)