Form 10-Q
period 2013-06-30
SmartPros Ltd.
filed 2013-08-06
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2013, there were 4,680,941 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
June 30, 2013

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	6/30/2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,538,439	$4,918,543
Certificates of deposit	—	500,000
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 at June 30, 2013 and December 31, 2012, respectively	2,212,773	2,612,709
Prepaid expenses and other current assets	355,797	331,493
Current income tax benefit	190,000	—
Total Current Assets	8,297,009	8,362,745
Property and equipment, net	568,568	547,448
Goodwill	2,807,257	2,807,257
Other intangibles, net	3,431,797	3,530,744
Other assets, including restricted cash of $75,000	104,515	104,515
Deferred tax asset	600,000	600,000
Investment in joint venture	1,016	3,245
	7,513,153	7,593,209
Total Assets	$15,810,162	$15,955,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$961,545	$706,948
Accrued expenses	228,082	272,921
Dividend payable	70,214	58,936
Deferred revenue	5,135,018	5,006,496
Total Current Liabilities	6,394,859	6,045,301
Other liabilities	60,730	63,598
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,661,933 shares and 5,622,433 shares issued as of June 30, 2013 and December 31, 2012, respectively; and 4,680,941 shares and 4,714,914 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	567	563
Additional paid-in capital	17,305,055	17,393,260
Accumulated deficit	(5,265,317)	(4,977,143)
Common stock in treasury, at cost – 980,992 and 907,519 shares at June 30, 2013 and December 31, 2012, respectively	(2,685,732)	(2,569,625)
Total Stockholders’ Equity	9,354,573	9,847,055
Total Liabilities and Stockholders’ Equity	$15,810,162	$15,955,954
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$4,531,688	$4,242,873	$7,750,355	$7,251,068
Cost of revenues	2,059,453	1,951,121	3,486,907	3,293,218
Gross profit	2,472,235	2,291,752	4,263,448	3,957,850
Operating Expenses:
Selling, general and administrative	2,089,528	2,123,363	4,190,555	4,174,419
Depreciation and amortization	275,775	272,127	544,288	544,346
	2,365,303	2,395,490	4,734,843	4,718,765
Operating income (loss)	106,932	(103,738)	(471,395)	(760,915)
Other Income (Expense):
Interest income (net)	4,983	8,082	11,478	14,042
Equity loss from joint venture	(1,982)	(5,500)	(5,229)	(5,875)
	3,001	2,582	6,249	8,167
Income (loss) before income tax	109,933	(101,156)	(465,146)	(752,748)
(Provision) benefit for income taxes	(41,625)	25,000	176,972	253,353
Net income (loss)	$68,308	$(76,156)	$(288,174)	$(499,395)
Net income (loss) per common share:
Basic net income (loss) per common share	$0.01	$(0.02)	$(0.06)	$(0.11)
Diluted net income (loss) per common share	$0.01	$(0.02)	$(0.06)	$(0.11)
Weighted Average Number of Shares Outstanding:
Basic	4,680,941	4,766,814	4,701,245	4,781,939
Diluted	4,683,785	4,766,814	4,701,245	4,781,939
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(288,174)	$(499,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	544,288	544,346
Stock compensation expense	52,257	58,518
Current income tax benefit	(190,000)	(255,000)
Equity loss from joint venture	5,229	5,875
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	399,936	57,709
Prepaid expenses and other current assets	(24,304)	(15,072)
Other assets	—	(11,550)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	209,758	(71,874)
Deferred revenue	128,522	342,139
Other liabilities	(2,868)	(708)
Dividends payable	11,278	—
Total adjustments	1,122,818	654,383
	834,644	154,988
Cash Flows from Investing Activities:
Acquisition of property and equipment	(139,896)	(118,835)
Redemption of certificates of deposit	500,000	—
Capitalized software development costs	(275,195)	(59,331)
Capitalized course costs	(51,370)	(34,169)
Additional investment in joint venture	(3,000)	(10,000)
Intangibles acquired	—	(89,874)
Net Cash Provided by (Used in) Investing Activities	30,539	(312,209)
Cash Flows from Financing Activities:
Purchase of treasury stock	(116,107)	(174,787)
Dividend paid	(129,180)	(120,715)
Net Cash (Used in) Financing Activities	(245,287)	(295,502)
Net increase (decrease) in cash and cash equivalents	619,896	(452,723)
Cash and cash equivalents, beginning of period	4,918,543	6,281,725
Cash and cash equivalents, end of period	$5,538,439	$5,829,002
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$13,028	$18,633

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

•	Online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training.

•	A subscription-based program called WatchIT as well as custom courses for corporate information technology professionals.

•	Ethics, governance, compliance and human resources programs for corporate clients and online and customized training for the legal profession.

•	Training solutions for a number of industries including pharmaceutical and professional services firms.

•	Custom videos, use of its recording studio and editing facilities, web development and other multi-media technology consulting services.

•	Comprehensive support services ranging from training program design and implementation, accreditation support services and technology solutions.
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
Capitalized Software
Capitalized software costs are those costs for internally developed software for either use by the Company a for sale to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $275,000 in the first six-months of 2013 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $51,000 in course costs during the first six months of the fiscal year.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the six months periods ended June 30, 2013 and 2012, the inclusion of Common Stock equivalents of 340,317 and 344,587 shares, respectively, would be anti-dilutive. For the three months periods ended June 30, 2013, we included Common Stock equivalents of 2,844 shares and for the three month period ended June 30, 2012, the inclusion of 344,587 shares would be anti-dilutive.

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
As of June 30, 2013, 333,650 options were outstanding, of which 144,000 and 189,650 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 220,817 are currently exercisable. In February 2013, the Company granted 35,000 options to various employees. The exercise price of the grant is $1.47 per share. The options have varying vesting dates, 15,000 options vest one-half each, one and two years from dates of grant. The remaining 20,000 options vest three years from date of grant. The options expire ten years from date of grant. In February 2013, the Company also granted 39,500 shares of its restricted Common Stock to various employees and its three independent directors. The grants have varying vesting terms; 15,000 vests one-half each, one and two years from date of grant; 9,000 vesting one-third each year on the anniversary date of the date of grant and the remaining 15,500 vests three years from date of grant. The fair market value per share on the date of the grant was $1.47. Restricted stock grants outstanding as of June 30, 2013 totaled 76,111, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of June 30, 2013, 358,850 shares are available under the 2009 Plan, of which 82,555 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain time and/or performance requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $52,000 and $59,000 for the six-month periods ended June 30, 2013 and 2012, respectively.
The assumptions used for the six-month period ended June 30, 2013, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-6 Years
Risk-free interest rate	0.15%
Expected volatility	40.0%
Expected dividend	$0.05
Weighted-average fair value of options during the period	$0.35
The following table represents our stock options granted, exercised and forfeited for the six months ended June 30, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2013	310,487	$3.11	6.36
Granted	35,000	$1.47	9.58
Exercised	—	—	—
Forfeited/expired	(11,837)	$4.60	2.28
Outstanding at June 30, 2013	333,650	$2.88	6.51
Exercisable at June 30, 2013	220,817	$3.44	5.06

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its financial statement and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $2,138,000 at June 30, 2013 which is partially offset by a valuation reserve in the amount of $1,538,000. For the six months ended June 30, 2013, the Company recorded a current income tax benefit of $190,000 principally attributable to its net loss for the current period, offset by state and local taxes of approximately $13,000. The current income tax benefit is expected to be utilized against taxable income generated in subsequent quarterly periods of 2013. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During the first quarter of 2013, the Company purchased 73,473 shares of its Common Stock for approximately $116,000. It has available approximately $633,000 under its November 2012 stock buy-back program for the purchase of additional shares of its Common Stock. The buy-back program expires in November 2013.
Note 6. Subsequent Events
On August 6, 2013 the Company's board of directors declared a dividend of $.015 per common share payable on October 7, 2013 to shareholders of record as of September 19, 2013. On August 6, 2013, the Company's board of directors granted an employee 5,000 shares of common stock, vesting three years from date of grant. The fair market value of the grant is the closing price of the stock on August 6, 2013.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for tax compliance, banking and information technology professionals. We provide corporate governance, ethics and compliance training for the general corporate market. We also have content consisting of web-based training in the human resources and health and safety areas. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants, tax and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, Webinars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses. We also offer comprehensive support services for training, ranging from course design and implementation, accreditation services to technology solutions.
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

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the lack of the issuance of new financial accounting standards and the continued delay in the United States to achieve greater compatibility with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees; and

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer.
Over the last five years, our annual net revenues have ranged from $15.9 million to $18.3 million. We experienced an overall decline in revenues from 2009 through 2012. We attribute this decline to a number of factors, but primarily due to general economic conditions as well as the relative absence of changes in laws, regulations and accounting standards. Many companies have looked at their budgets, reduced their headcounts and considered other factors in evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the staggering effects of the economy have resulted in lowered attendance at our live seminars, pricing pressure on our subscription-based products and reduced interest in custom work. We have countered these pressures by introducing new products and services, such as CPE administration, re-mixing our product offerings and changing our selling strategies. We continue to believe that our growth will be through acquisitions, the development of new products and services and cross selling our existing libraries to the various markets we serve.
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
Impairment of long-lived assets
We review long-lived assets and certain intangible assets at least annually or when events or circumstances indicate that the carrying amounts may not be recovered. We recognize that the economy has not yet fully recovered and has impacted the operations of certain divisions of our company. Therefore, we periodically review certain intangible assets related to prior acquisitions. In 2012, we recognized an impairment to assets acquired from an acquisition and management continues to monitor the situation as it relates to our overall operations.
Stock-based compensation
Compensation costs are recognized in the financial statements for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees recorded as an expense at the date of grant based on the then estimated fair value of the stock-based instrument granted. Options and grants awarded to employees or directors are expensed over their respective vesting periods.
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

Results of Operations
Our operating results for the first six months are affected by the seasonality of some of our products, primarily live training, resulting in fluctuations in our operating and our net income/loss. The first six-months of 2013 as compared to the first six-months of 2012, reflected a 7% increase in net revenues with an accompanying increase in cost of revenues. This resulted in a higher gross profit and reduced our operating loss to $471,000. Our net loss for the six-month period ended June 30, 2013, as compared to the 2012 period reflected a decrease of approximately $211,000 or 42%. For the current quarter we had an operating income of $107,000 as compared to an operating loss of $104,000 in the 2012 period. Our net revenues for the six-months and three-months periods increased approximately $499,000 and $289,000, respectively, from the 2012 period. Our core businesses have remained fairly stable. We continue to seek to acquire either content in new or complimentary markets; make our sales force more effective and reduce expenses where appropriate. As previously mentioned, in 2012, we acquired content in the human resources and health and safety areas, markets that we previously did not serve. We are also continuously looking for ways to upgrade our product offerings with either new content or upgrading our existing offerings with current technology.

Comparison of three months ended June 30, 2013 and 2012
We recorded a $289,000, or 7% increase in net revenues in the 2013 period compared to the 2012 period. Although we made significant cuts in direct expenses, our product mix resulted in our gross profit margin remaining relatively constant at 54.6% in the 2013 period as compared to 54% in the 2012 period. A substantial portion of the increase in net revenues came from our Financial Services and Accounting/Finance divisions. Operating results for the 2013 period were impacted by overall increases in net revenues from many of our divisions, as we continue to seek ways to work in a still sluggish economy. General and administrative expenses were approximately $34,000 lower in the 2013 period as compared to the 2012 period, and depreciation and amortization expense remained relatively constant. We continue to believe that these fluctuations in net revenues from period to period are not necessarily indicative of any long-term expectations from all of our divisions. Although, we experienced an increase in net revenues from custom work in this quarter, we cannot be certain that it is indicative of future results. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed for the financial services industry. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. Our live training divisions had increased revenues of approximately $119,000, primarily due to increased attendance at a tax seminar and from new clients. The live training business primarily recognizes its revenues in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our technology training products and our human resources and health and safety, are also delivered online and are also significant generators of net revenues. Approximately 42% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended June 30, 2013 and 2012. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$4,531,688	100.0%	$4,242,873	100.0%	6.8%
Cost of revenues	2,059,453	45.4%	1,951,121	46.0%	5.6%
Gross profit	2,472,235	54.6%	2,291,752	54.0%	7.9%
Selling, general and administrative	2,089,528	46.1%	2,123,363	50.0%	(1.6)%
Depreciation and amortization	275,775	6.1%	272,127	6.4%	1.3%
Total operating expenses	2,365,303	52.2%	2,395,490	56.4%	(1.3)%
Operating income (loss)	106,932	2.4%	(103,738)	(2.4)%	(203.1)%
Other income, net	3,001	—%	2,582	—%	16.2%
Net income (loss) before income tax	109,933	2.4%	(101,156)	(2.4)%	(208.7)%
(Provision) benefit for income taxes	(41,625)	(0.9)%	25,000	0.6%	(266.5)%
Net income (loss)	$68,308	1.5%	$(76,156)	(1.8)%	(189.7)%

Net revenues

The increase in net revenues reflected above was due to: (i) a $194,000 increase in net revenues from our Accounting/Finance division; (ii) a $219,000 increase in net revenues from our Financial Services division; and (iii) a $31,000 increase in net revenues from our consulting and video production divisions. These increases were offset by (i) a $53,000 decrease in net revenues from our Skye subsidiary; (ii) a $63,000 decrease in revenues from our SLE subsidiary; and (iii) a $40,000 decrease in revenues from our Engineering division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, our Skye subsidiary may provide a custom e-learning solution for a client of our SLE subsidiary. However, SLE is credited with the entire amount of the sale.
In the second quarter of 2013, net revenues from the Accounting/Finance division were approximately $3.6 million, or 80% of net revenues, compared to $3.5 million, or 81% of net revenues, in the comparable 2012 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $2.3 million and $1.8 million in the 2013 and 2012 periods, respectively. Net revenues from other projects in our Accounting/Finance division that are not subscription based and live-training increase approximately $129,000 from the 2012 period to the 2013, primarily from increased attendance at live training events. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2013 period, net revenues from online sales of accounting products increased by approximately $147,000 as compared to the 2012 period, primarily as a result of increased usage. Net revenues from our Loscalzo live training subsidiary increased $93,000 in the 2013 period compared to the 2012. Our EEI live training division's revenues were $757,000 in the 2013 period as compared to $729,000 in 2012 period. The increase in revenues is from increased attendance at live training events as well as from increased revenues from CPE administration.
For the three-months ended June 30, 2013, Skye generated net revenues of $149,000 compared to $202,000 in the second quarter of 2012. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. In addition, Skye performs services for other divisions of the Company, for which it does not receive any credit. Therefore, we believe the decrease in Skye’s net revenue is not indicative of any long-term trends. Skye continues to see competitive pressure from both domestic and foreign sources, especially in pricing, Businesses are continuing to evaluate these types of services and products and their cost effectiveness. We are seeing more requests for proposals and often contracts are signed but the work does not begin for a period of time thereafter. Skye continues to market its iReflect product developed in a joint venture.
Our Financial Services division generated $495,000 of net revenues in the quarter ended June 30, 2013. For the quarter ended June 30, 2012, this division generated $276,000 of net revenues. The increase is due primarily to the recognition of income from the completion of a customized product for one client. We recently released our Audit Management System which we believe will have a positive effect on this division's future revenues.
For the quarter ended June 30, 2013, SLE had net revenues of $95,000 compared to net revenues of $158,000 for the comparable 2012 quarter. For the 2013 period, $15,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $80,000 was generated by the Cognistar Legal division, as compared to $69,000 and $89,000, respectively, in the 2012 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.
Our Engineering division generated $87,000 of net revenues in the second quarter of 2013 compared to $127,000 in the second quarter of 2012. The decrease is primarily from lower sales to professional organizations. Sales of our engineering products are not subscription based. We now include our information technology product, Watch-IT's revenues in the Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the second quarter of 2013 were $60,000. In comparison, these divisions recorded $29,000 of net revenue for the second quarter of 2012.
Cost of revenues
Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; (iv) costs related to live training; and (v) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physical delivery of materiel.
Our gross profit margins for the three-months ended June 30, 2013 increased slightly from 54% in the 2012 period to 54.6% in the 2013 period, primarily due to the increase in revenues. Although, we have made meaningful reductions in both personnel and outsourced labor, our expenses increased from $1.95 million in 2012 to $2.06 million in the 2013 period. Most of this increase is directly related to the increase in revenues, as well as utilizing a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. These costs are charged to expense as they are incurred.
Cost of revenues increased by approximately $108,000 in the 2013 period as compared to the 2012 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $155,000. This increase is primarily related to our continual upgrading of existing products and content. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased approximately $48,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense increased by $16,000 in the three-month period ended June 30, 2013, compared to the corresponding period in 2012. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by $20,000, a result of outsourcing, as noted above.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs increased $5,000 in the 2013 period from the 2012 period, and is primarily related to venues, travel and other costs from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2013 period decreased by approximately $34,000, or 1.5%, compared to the 2012 period. This decrease is attributable to a number of factors, that are highlighted below.
Compensation expense in the 2013 period decreased by $165,000 compared to the 2012 period. We had 45 and 51 full and part-time general and administrative employees at June 30, 2013 and 2012, respectively. The decrease in costs is from reduced headcount. In addition, compensation expense includes stock based compensation expense of $26,000 for the 2013 period and $27,000 for the 2012 period.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by approximately $131,000, as expenditures related to technology, marketing, advertising and promotion increased from the 2012 period. Subsequent to the first quarter of 2012 we added additional out-sourced customer service and sales people. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as web-bandwidth, insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $4,000, to approximately $276,000, in the second quarter of 2013 compared to the second quarter of 2012 as some of the assets acquired in prior acquisitions are now fully amortized. We expect our depreciation and amortization expense on our fixed and intangible assets to remain relatively constant in the current year, as older assets are replaced. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating income/ (loss)

For the three-months ended June 30, 2013, the operating income was approximately $107,000 compared to an operating loss of approximately $104,000 in the corresponding 2012 period, primarily as a result of increased revenues.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net equity loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the second quarter of 2013 we had net other income of $3,000 as compared to $2,600 in the 2012 period. The loss from our 50% interest in the iReflect joint venture was $1,982 in the 2013 period compared to $5,500 in the 2012 period.
Income taxes
For the three-months ended June 30, 2013, we recorded a net $42,000 current income tax provision, as compared to a net $25,000 current income tax benefit in the same 2012 period. The provision is a result of reducing the current tax benefit recognized in the first quarter.
Net income/(loss)
For the three-months ended June 30, 2013 we recorded net income of approximately $68,000, or $0.01 per share basic and diluted. For the comparable period in 2012 we recorded a net loss of approximately $76,000, or $0.02 per share, basic and diluted.
Comparison of six months ended June 30, 2013 and 2012
We recorded a $499,000, or 7%, increase in net revenues in the 2013 period compared to the 2012 period. Correspondingly our gross profit increased $305,000, from $3.96 million in the 2012 period to $4.26 million in the 2013 period. Our selling, general and administrative expenses as well as our depreciation and amortization expense remained relatively constant for the comparable periods resulting in a decreased operating loss of approximately $471,000 in the current period as compared to approximately $761,000 in the prior period. This is a result of various cost saving measures that have been implemented during the past 12 months.
Online revenues, continue to be an important factor to our net revenues. In addition to our on-line accounting and finance products, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues. Approximately 40% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the six-months ended June 30, 2013 and 2012. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$7,750,355	100.0%	$7,251,068	100.0%	6.9%
Cost of revenues	3,486,907	45.0%	3,293,218	45.4%	5.9%
Gross profit	4,263,448	55.0%	3,957,850	54.6%	7.7%
Selling, general and administrative	4,190,555	54.1%	4,174,419	57.6%	0.4%
Depreciation and amortization	544,288	7.0%	544,346	7.5%	—%
Total operating expenses	4,734,843	61.1%	4,718,765	65.1%	0.3%
Operating loss	(471,395)	(6.1)%	(760,915)	(10.5)%	(38.0)%
Other income, net	6,249	0.1%	8,167	0.1%	(23.5)%
Net loss before income tax	(465,146)	(6.0)%	(752,748)	(10.4)%	(38.2)%
Benefit from income taxes	176,972	2.3%	253,353	3.5%	(30.1)%
Net loss	$(288,174)	(3.7)%	$(499,395)	(6.9)%	(42.3)%

Net revenues

The increase in net revenues reflected above was primarily due to: (i) a $265,000 increase in net revenues from our Accounting/Finance division; (ii) a $166,000 increase in net revenues from our Skye subsidiary; (iii) a $106,000 increase in net revenues from our Financial Services division; and (iv) a $36,000 increase in net revenues from our other divisions. These increases were offset by: (i) a $44,000 decrease in net revenues from our other SLE subsidiary; and (ii) a $30,000 decrease in net revenues from our Engineering division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
In the first six-months of 2013, net revenues from the Accounting/Finance division were $5.9 million, or 76% of net revenues, compared to $5.6 million, or 77% of net revenues, in the comparable 2012 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $3.8 million and $3.7 million in the 2013 and 2012 periods, respectively. Net revenues from other sources in our Accounting/Finance division that are not subscription based were $45,000 greater in the 2013 period as compared to the 2012 period. Live-training revenues increased by $109,000 in the 2013 period from the 2012 period. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2013 period, net revenues from online sales of accounting products increased by approximately $250,000, as compared to the 2012 period, primarily as a result of increased usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary increased $94,000 in the 2013 period compared to the 2012 period primarily due to timing differences in scheduling and the addition of new clients. Our EEI live training division generated $759,000 in revenue in the 2013 period as compared to $744,000 in 2012 period, an increase of $15,000 despite eliminating some poorly attended programs. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters.
For the six-months ended June 30, 2013, Skye generated net revenues of $508,000 compared to $342,000 in the comparable period of 2012. Skye’s income is derived primarily from designing custom training projects and, as such, varies from period to period. As noted above, business organizations are continuing to study these types of products and their cost effectiveness. As economic conditions improve we are seeing more requests for proposals. In addition, Skye performs services for other divisions of the Company that is not reflected in its revenue numbers.
Our Financial Services division generated $819,000 of net revenues in the six-month period ended June 30, 2013. For the period ended June 30, 2012, this division generated $713,000 of net revenues. The increase is due primarily from the recognition of income from a completed customization project for one client. However, this division has approximately $55,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing through 2013.
For the six-months ended June 30, 2013, SLE had net revenues of $223,000 compared to net revenues of $267,000 for the comparable 2012 period. For the 2013 period, $52,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $171,000 was generated by the Cognistar Legal division, as compared to $106,000 and $161,000, respectively, in the 2012 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors.
Our Engineering division generated $241,000 of net revenues in the first six-months of 2013 compared to $271,000 in the 2012 period. The decrease is primarily a result of a decrease in the number of exam candidates, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based. Sales of our Watch IT information technology program are now included in the revenues of our Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting increased by $36,000 in the current period from the prior year.
Cost of revenues
Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; (iv) costs related to live training; and (v) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physical delivery of materiel.
Our gross profit margins for the six-months ended June 30, 2013 and 2012 increased slightly from 54.6% in the 2012 period to 55% in the current period. Although we previously made substantial reductions in overhead, the mix of products with varying gross profits resulted in a fairly constant percentage. Our overall expense increased proportionately with the increase in revenues. We have increased the amount of outsourcing for some of our technology projects. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. These costs are charged to expense as they are incurred.

Cost of revenues increased by approximately $194,000 in the 2013 period compared to the 2012 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $271,000. This increase is primarily related to reduced custom projects for various clients and as the retooling of existing technology. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $80,000. The decrease is primarily attributable to savings made in costs related to developing courses for our live training business.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense increased by $22,000 in the six-months period ended June 30, 2013, compared to the corresponding 2012. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $18,000 in the 2013 period as compared to the 2012 period.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs were basically constant in the two periods and approximately $490,000.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the 2013 period increased by approximately $16,000, or 0.5%, compared to the 2012 period. This slight increase is primarily attributable to reduced payrolls and related costs, a reduction in marketing and promotional expenses primarily related to our live training courses, offset by an increase in outsourced customer service and sales as well as costs related to technology.
Compensation expense in the 2013 period decreased by $195,000 compared to the 2012 period. The decrease in costs is from savings in reduced headcount and commissions paid to salespeople. In addition, compensation expense includes stock based compensation expense of $52,000 for the 2013 period and $59,000 for the 2012 period, a decrease of approximately $7,000.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by $211,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as insurance, travel and other costs may increase. In addition, we have added additional sales personnel and outsourced our customer service department to third-party which also has personnel exclusively selling our products.
Depreciation and amortization
Depreciation and amortization expense were constant in both periods at $544,000. Although, we have now fully amortized many of the assets acquired in prior acquisitions, we are continuously purchasing new computer equipment and have begun to amortize the costs related to the development of our Audit Management System. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to be relatively constant. We capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the six-months ended June 30, 2013, the operating loss was approximately $471,000 compared to an operating loss of approximately $761,000 in the corresponding 2012 period, primarily a result of higher revenues.
Other income/expense, net

Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first six-months of 2013 we had net other income of approximately $6,200 as compared to a net other income of approximately $8,200 in the comparable 2012 period. The loss from our 50% interest in the iReflect joint venture was $5,229 in the current period compared to $5,875 in the 2012 period.
Income taxes
For the current period, we recorded a net current income tax benefit of $177,000 as compared to a benefit for income taxes in the 2012 period of $253,000.
Net loss
For the six-months ended June 30, 2013 and 2012, we recorded a net loss of approximately $288,000 and $499,000, respectively, or $0.06 and $.11 per share, basic and diluted, respectively.

Liquidity and Capital Resources
At June 30, 2013 we had no long-term debt.
Our working capital as of June 30, 2013 was approximately $1.9 million compared to $2.3 million at December 31, 2012. Our current ratio at June 30, 2013 and December 31, 2012 was 1.3 to 1 and 1.38 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $5.1 million at June 30, 2013 and $5.0 million at December 31, 2012.
At June 30, 2013, we had cash and cash equivalents of approximately $5.5 million. For the six-months ended June 30, 2013, we reported a net increase in cash and cash equivalents of approximately $620,000 that includes approximately $846,000 of cash provided by operating activities, approximately $31,000 of cash provided by investing activities, offset by approximately $257,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At June 30, 2013, we had approximately $2.2 million in receivables and $1.2 million in payables and accrued expenses, as compared to $2.6 million of receivables and $980,000 in payables and accrued expenses at December 31, 2012, exclusive of dividends payable.
In November 2012, our board of directors extended our stock buy back program through November 5, 2013 and increased the funds available to repurchase shares of Common Stock on the NASDAQ Capital Market to $750,000. As of June 30, 2013, approximately $633,000 was available under our stock buy back program.
For the 2013 period, net cash provided by investing activities was approximately $31,000, which included capital expenditures of approximately $466,000, consisting of computer equipment and software purchases of $140,000, $51,000 for course development and $275,000 for capitalized software, as compared to approximately $312,000 expended in the first six-months of 2012. We also made a capital investment in our iReflect joint venture of $3,000. These expenditures were offset by the redemption of certificates of deposit totaling $500,000 We anticipate that our capital expenditures for the remainder of 2013 will be substantially higher as compared to 2012, as we continue to capitalize the cost of new technology. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities for the six-months ended June 30, 2013 reflects dividends paid of approximately $129,000 and the purchase of approximately $116,000 of our common stock under our stock buy back program. On August 6, 2013, the board of directors declared a dividend of $.015 per common share payable on October 7, 2013 to shareholders of record as of September 19, 2013.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the six-month period ended June 30, 2013 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
On November 6, 2012, our board of directors extended our stock buy back program through November 5, 2013 and increased the funds available to repurchase shares of Common Stock on the NASDAQ Capital Market to $750,000. During the three month period ended June 30, 2013, we did not make any purchases. As set forth below, approximately $633,000 was available under our stock buy back program as of June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1-30, 2013)	—	—	—	$632,772
Month #2 (May 1-31, 2013)	—	—	—	—
Month #3 (June 1-30, 2013)	—	—	—	—
Total	—	—	—	$632,772

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

SmartPros Ltd.

(Registrant)

Date:	August 6, 2013	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2013	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)