Form 10-Q
period 2013-09-30
SmartPros Ltd.
filed 2013-11-07
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2013, there were 4,685,941 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
September 30, 2013

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,134,976	$4,918,543
Certificates of deposit	—	500,000
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 at September 30, 2013 and December 31, 2012, respectively	1,972,836	2,612,709
Prepaid expenses and other current assets	517,112	331,493
Current income tax benefit	190,000	—
Total Current Assets	7,814,924	8,362,745
Property and equipment, net	551,204	547,448
Goodwill	2,807,257	2,807,257
Other intangibles, net	3,460,114	3,530,744
Other assets, including restricted cash of $75,000	104,515	104,515
Deferred tax asset	600,000	600,000
Investment in joint venture	641	3,245
	7,523,731	7,593,209
Total Assets	$15,338,655	$15,955,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$808,559	$706,948
Accrued expenses	237,717	272,921
Dividend payable	70,289	58,936
Deferred revenue	4,843,286	5,006,496
Total Current Liabilities	5,959,851	6,045,301
Other liabilities	59,296	63,598
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,666,933 shares and 5,622,433 shares issued as of September 30, 2013 and December 31, 2012, respectively; and 4,685,941 shares and 4,714,914 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	567	563
Additional paid-in capital	17,260,918	17,393,260
Accumulated deficit	(5,256,245)	(4,977,143)
Common stock in treasury, at cost – 980,992 and 907,519 shares at September 30, 2013 and December 31, 2012, respectively	(2,685,732)	(2,569,625)
Total Stockholders’ Equity	9,319,508	9,847,055
Total Liabilities and Stockholders’ Equity	$15,338,655	$15,955,954
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$3,756,349	$3,578,399	$11,506,704	$10,829,467
Cost of revenues	1,608,687	1,595,813	5,095,594	4,889,031
Gross profit	2,147,662	1,982,586	6,411,110	5,940,436
Operating Expenses:
Selling, general and administrative	1,836,413	2,013,599	6,026,968	6,188,018
Depreciation and amortization	310,845	277,498	855,133	821,844
	2,147,258	2,291,097	6,882,101	7,009,862
Operating income (loss)	404	(308,511)	(470,991)	(1,069,426)
Other Income (Expense):
Interest income (net)	8,008	6,750	19,486	20,792
Equity loss from joint venture	(375)	(375)	(5,604)	(6,250)
	7,633	6,375	13,882	14,542
Income (loss) before income tax	8,037	(302,136)	(457,109)	(1,054,884)
Benefit (provision) for income taxes	1,035	(59,592)	178,007	193,761
Net income (loss)	$9,072	$(361,728)	$(279,102)	$(861,123)
Net income (loss) per common share:
Basic net income (loss) per common share	$—	$(0.08)	$(0.06)	$(0.18)
Diluted net income (loss) per common share	$—	$(0.08)	$(0.06)	$(0.18)
Weighted Average Number of Shares Outstanding:
Basic	4,683,821	4,715,585	4,695,557	4,759,877
Diluted	4,689,589	4,715,585	4,695,557	4,759,877
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(279,102)	$(861,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	855,133	821,844
Stock compensation expense	78,409	87,105
Current income tax benefit	(190,000)	(200,000)
Equity loss from joint venture	5,604	6,250
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	639,873	339,620
Prepaid expenses and other current assets	(185,619)	(181,619)
Other assets	—	(11,550)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	66,407	(153,077)
Deferred revenue	(163,210)	493,385
Other liabilities	(4,302)	(1,412)
Total adjustments	1,102,295	1,200,546
Net Cash Provided by Operating Activities	823,193	339,423
Cash Flows from Investing Activities:
Acquisition of property and equipment	(187,592)	(164,471)
Redemption of certificates of deposit	500,000	—
Capitalized software costs	(514,138)	(149,634)
Capitalized course costs	(86,528)	(61,140)
Additional investment in joint venture	(3,000)	(10,000)
Intangibles acquired	—	(89,874)
Net Cash (Used in) Investing Activities	(291,258)	(475,119)
Cash Flows from Financing Activities:
Purchase of treasury stock	(116,107)	(174,787)
Dividend paid	(199,395)	(179,572)
Net Cash (Used in) Financing Activities	(315,502)	(354,359)
Net increase (decrease) in cash and cash equivalents	216,433	(490,055)
Cash and cash equivalents, beginning of period	4,918,543	6,281,725
Cash and cash equivalents, end of period	$5,134,976	$5,791,670
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$16,393	$39,621

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
Capitalized Software
Capitalized software costs are those costs for internally developed software for either internal use by the Company or for license to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $514,000 in the first nine-months of 2013 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $87,000 for the development of new courses during the first nine-months of the fiscal year.
          Deferred Revenue
Deferred revenue related to subscription services represents the portion of unearned subscription revenue amortized on a straight-line basis as earned. Deferred revenues from seminars represent paid registrations for future programs. Deferred revenue related to website design, video production, custom e-learning programs, technology or other services represents that portion of amounts billed by the Company, or cash collected by the Company for which services have not yet been provided or earned in accordance with the Company’s revenue recognition policy. We recognize revenue either immediately from the direct sale of courses on a prepaid basis or on a deferred basis as earned, from the sale of subscriptions of our various products or from custom projects.
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the nine-months periods ended September 30, 2013 and 2012, the inclusion of Common Stock equivalents of 333,050 and 313,487 shares, respectively, would be anti-dilutive. For the three-month period ended September 30, 2013, we included Common Stock equivalents of 5,768 shares and for the three month periods ended September 30, 2013 and 2012, the inclusion of 298,050 and 313,487 shares would be anti-dilutive.

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
As of September 30, 2013, 333,050 options were outstanding, of which 168,550 and 164,500 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 236,883 are currently exercisable. In February 2013, the Company granted 35,000 options to various employees. The exercise price of the grant is $1.47 per share. The options have varying vesting dates, 15,000 options vest one-half each, one and two years from dates of grant. The remaining 20,000 options vest three years from date of grant. The options expire ten years from date of grant. In February 2013, the Company also granted 39,500 shares of its restricted Common Stock to various employees and its three independent directors. The grants have varying vesting terms; 15,000 vests one-half each, one and two years from date of grant; 9,000 vesting one-third each year on the anniversary date of the date of grant and the remaining 15,500 vests three years from date of grant. The fair market value per share on the date of the grant was $1.47. In August 2013, the Company granted an employee a restricted stock grant of 5,000 shares of its Common Stock vesting three years from date of grant. The fair value of the shares at the date of the grant was $1.63 per share. Restricted stock grants outstanding as of September 30, 2013 totaled 81,111, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of September 30, 2013, 361,117 shares are available under the 2009 Plan, of which 77,555 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $78,400 and $87,100, for the nine months periods ended September 30, 2013 and 2012, respectively; and $26,000 and $28,000 for the three month periods ended September 30, 2013 and 2012, respectively.
The assumptions used for the nine-month period ended September 30, 2013, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-6 Years
Risk-free interest rate	0.15%
Expected volatility	40.0%
Expected dividend	$0.05
Weighted-average fair value of options during the period	$0.35
The following table represents our stock options granted, exercised and forfeited for the nine-months ended September 30, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2013	310,487	$3.11	5.91
Granted	35,000	$1.47	9.33
Exercised	—	—	—
Forfeited/expired	(12,437)	$4.52	1.86
Outstanding at September 30, 2013	333,050	$2.88	5.91
Exercisable at September 30, 2013	236,883	$3.33	4.79

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its consolidated financial statements and net income for tax purposes, increased by net operating loss carryforwards, which begin to expire in 2023. The Company has recorded a deferred tax asset of $2,138,000 at September 30, 2013 which is partially offset by a valuation reserve in the amount of $1,538,000. For the nine-months ended September 30, 2013, the Company recorded a current income tax benefit of $190,000, principally attributable to its net loss for the current period, offset by state and local taxes of approximately $12,000, resulting in a net benefit of approximately $178,000. The current income tax benefit is expected to be utilized against taxable income generated in the fourth quarter of 2013. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
During the first quarter of 2013, the Company purchased 73,473 shares of its Common Stock for approximately $116,000. As of September 30, 2013, it has available approximately $633,000 available under its stock buy-back program for the purchase of additional shares of its Common Stock. The buy-back program was originally scheduled to expire in November 2013, however, in November 2013 the expiration date was extended to November 2014 (See Note 6 below).
Note 6. Subsequent Events

On November 7, 2013 the Company's board of directors declared a dividend of $.015 per common share payable on January 6, 2014 to shareholders of record as of December 19, 2013. In addition, the Company's Board voted to extend its stock buy-back program until it's November 2014 meeting, and increased the funds available to purchase shares of Common Stock on the NASDAQ Capital Market to $750,000. The Company has been actively pursuing the repurchase of its common stock. However, with the reduction in the number of outstanding shares and the various regulations governing such purchases, the Company has had difficulty in repurchasing its shares.

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
We measure our operations using both financial and other metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization).
Some of the most significant issues affecting our business are the following:

•
the increasing recognition by professionals and their employers of the importance of continuing professional education in order to maintain their licenses, remain current on new developments and best practices, develop and improve their skills and to generally remain competitive;

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the lack of the issuance of new financial accounting standards and the retreat from attempting to achieve greater compatibility with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees;

•	the development and acceptance of the Internet as a delivery channel for the types of products and services we offer;

•	the securities industry's growing emphasis on applying technology based tools to address the growing complexity of compliance regulations; and

•	the need to continuously update the content in our course catalogs.
Over the last five years, our annual net revenues have ranged from $15.9 million to $18.3 million. We experienced an overall decline in revenues from 2009 through 2012. We attribute this decline to a number of factors, but primarily due to general economic conditions as well as the relative absence of changes in laws, regulations and accounting standards. Many companies have looked at their budgets, reduced their headcounts and considered other factors in evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the staggering effects of the economy and the other reasons previously cited have resulted in lowered attendance at our live seminars, pricing pressure on our subscription-based products and until recently reduced interest in custom work. We have countered these pressures by introducing new products and services, such as CPE administration, software designed for those industries having an internal branch audit function, re-mixing our product offerings and changing our selling strategies. We continue to believe that our growth will be through acquisitions, the development of new products and services and cross selling our existing libraries to the various markets we serve.
While we have seen an increase in some of our custom work, our subscription-based revenue in general has not fluctuated much from quarter to quarter or year to year. We have experienced a decline in revenue from live training programs and the sale of engineering courses which have adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions, competition, consolidations in various industries and the relative absence of new accounting standards, laws and regulations. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees and we have seen an increase in net revenues from custom work during the current period. We are constantly seeking both new markets and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same customer through cross-selling. We also recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive net revenue.
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

As we seek new business growth strategies and try to mitigate the market's perception that training is a commoditized product, we recognize that many of the clients we service also require solutions for their compliance and other needs. We are finding that our experience in critical compliance areas combined with our technological expertise and resources can combine to provide excellent solutions for clients seeking a one-stop source for their various training and compliance needs. An example of this is our Audit Management System ("AMS"), designed for companies that perform internal audits of their branch offices that we developed in conjunction with a leading securities industry broker-dealer. As we introduce other new products along with AMS, we will have a suite of products addressing financial services regulatory training, branch audit compliance and advisor's disclosure compliance, that will attract the attention of much of the securities market.
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

Results of Operations
Our operating results for the nine and three month periods ended September 30, 2013 are affected by a number of factors including the seasonality of some of our products, primarily live training, offset by increases in net revenues from custom work thus resulting in fluctuations in our operating and our net income/loss. The first nine months of 2013 as compared to the first nine months of 2012, reflected a 6% increase in net revenues with an accompanying increase in cost of revenues. This resulted in a higher gross profit and reduced our operating loss to $471,000 in 2013, from $1.1 million in 2012. Our net loss for the nine month period ended September 30, 2013, as compared to the 2012 period reflected a decrease of approximately $582,000 or 68%. For the current year's quarter we had an operating income of $404 as compared to an operating loss of $309,000 in the same 2012 period. Our net revenues for the nine and three month periods increased by approximately $677,000 and $178,000, respectively, from the comparable 2012 periods. Our core businesses have remained fairly stable and we have seen an increase in some of our custom work. We continue to seek to acquire either content in new or complimentary markets; make our sales force more effective and reduce expenses where appropriate. As previously mentioned, in 2012, we acquired content in the human resources and health and safety areas, markets that we previously did not serve. We are also continuously looking for ways to upgrade our product offerings with either new content or upgrading our existing offerings with current technology.
Comparison of the results of operations for the three months ended September 30, 2013 and 2012
We recorded a $178,000, or 5% increase in net revenues for the three months ended September 30, 2013, compared to the same 2012 period. Our gross profit margin increased to 55.7% in the 2013 period as compared to 54.9% in the 2012 period, as a result of previous cuts in certain direct expenses and increased revenues from custom work in the current year's period. A substantial portion of the increase in net revenues came from our Skye Multimedia Ltd. ("Skye") subsidiary and our Financial Services division. Operating results for the 2013 period were impacted by overall increases in net revenues from some of our divisions, as we continue to seek ways to work in a still sluggish economy. General and administrative expenses were approximately $177,000 lower in the 2013 period as compared to the 2012 period, and depreciation and amortization expense increased approximately $33,000, as we started to amortize our internally developed software. Although we experienced an increase in net revenues from custom work in this quarter, we cannot be certain that it is indicative of future results. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed for the financial services industry. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. Our live training divisions had relative flat revenues despite reduced attendance at various seminars and the lack of new accounting pronouncements, as they add new services and clients. The live training business primarily recognizes its revenues in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety coirses, are also delivered online and are also significant generators of net revenues. Approximately 46% of our current period net revenues were derived from online products.

The following table compares our statement of operations data for the three months ended September 30, 2013 and 2012. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,756,349	100.0%	$3,578,399	100.0%	5.0%
Cost of revenues	1,608,687	42.8%	1,595,813	44.6%	0.8%
Gross profit	2,147,662	57.2%	1,982,586	55.4%	8.3%
Selling, general and administrative	1,836,413	48.9%	2,013,599	56.3%	(8.8)%
Depreciation and amortization	310,845	8.3%	277,498	7.8%	12.0%
Total operating expenses	2,147,258	57.2%	2,291,097	56.4%	(6.3)%
Operating income (loss)	404	—%	(308,511)	(8.6)%	(100.1)%
Other income, net	7,633	—%	6,375	—%	19.7%
Net income (loss) before income tax	8,037	0.2%	(302,136)	(8.4)%	(102.7)%
Benefit (provision) for income taxes	1,035	—%	(59,592)	(1.7)%	(101.7)%
Net income (loss)	$9,072	0.2%	$(361,728)	(10.1)%	(102.5)%

Net revenues
The increase in net revenues reflected above was due to: (i) a $243,000 increase in net revenues from our Skye subsidiary; (ii) a $117,000 increase in net revenues from our Financial Services division; and (iii) a $4,000 increase in net revenues from our Accounting/Finance division. These increases were offset by (i) a $62,000 decrease in revenues from our Engineering division; (ii) a $104,000 decrease in net revenues from from our SLE subsidiary and (iii) a $20,000 decrease in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, our Skye subsidiary may provide a custom e-learning solution for a client of our SLE subsidiary. However, SLE is credited with the entire amount of the sale.
In both of the third quarters of 2013 and 2012, net revenues from the Accounting/Finance division were approximately $2.7 million, or 72% and 75% of net revenues, respectively. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.9 million in both the 2013 and 2012 periods. Net revenues from other products in our Accounting/Finance division that are not subscription based and live-training decreased by approximately $15,000 in 2013 from the 2012 period, primarily from decreased attendance at live training events. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2013 period, net revenues from online sales of accounting products increased by approximately $85,000 as compared to the 2012 period, primarily as a result of increased usage. Net revenues from our Loscalzo live training subsidiary decreased by $54,000 in the 2013 period compared to the 2012 period. Our EEI live training division's revenues were $18,000 in the 2013 period as compared to $63,000 in 2012 period. The decrease in net revenues is from decreased attendance at live training events offset by increased revenues from CPE administration.
For the three-months ended September 30, 2013, Skye generated net revenues of $372,000 compared to $129,000 in the third quarter of 2012. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. In addition, Skye performs services for other divisions of our company, for which it does not receive any revenue recognition. Although we see an increase in request for proposals from clients, no assurance can be given that these requests will result in signed contracts or future revenues. Skye continues to see competitive pressure from both domestic and foreign sources, especially in pricing, Businesses are continuously evaluating these types of services and products and their cost effectiveness. Often contracts are signed but the work does not begin for a period of time thereafter. Skye continues to market its iReflect product developed in a joint venture.
Our Financial Services division generated $503,000 of net revenues in the quarter ended September 30, 2013. For the quarter ended September 30, 2012, this division generated $386,000 of net revenues. The increase is primarily due to the recognition of income from new technology based products and increased services to clients. We recently released our AMS system which we believe will have a positive effect on this division's future revenues.

For the quarter ended September 30, 2013, SLE had net revenues of $94,000 compared to net revenues of $198,000 for the comparable 2012 quarter. For the 2013 period, $33,000 of SLE’s net revenues was generated by our Working Values Ethics and Compliance division, and $61,000 was generated by our Cognistar Legal division, as compared to $39,000 and $159,000, respectively, in the 2012 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.
Our Engineering division generated $76,000 of net revenues in the third quarter of 2013 compared to $138,000 in the third quarter of 2012. The decrease is primarily from lower sales to professional organizations. We are currently developing new review courses for those candidates seeking engineering licenses as the testing requirements have changed. Sales of our engineering products are not subscription based. We now include our information technology product, Watch-IT's revenues in the Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the third quarter of 2013 were $19,000. In comparison, these divisions recorded $39,000 of net revenue for the third quarter of 2012.
Cost of revenues
Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; (iv) costs related to live training; and (v) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physical delivery of material.
Our gross profit margins for the three months ended September 30, 2013 increased slightly from 55.4% in the comparable 2012 period to 57.2% in the 2013 period, primarily due to the increase in revenues and reduced costs. Although, we have made meaningful reductions in technology personnel offset by increases in outsourced labor, our expenses remained relatively constant at approximately $1.60 million in both the 2013 and 2012 periods. In addition, we have added personnel for the development of new courses in our accounting/finance library and as instructors for our live training divisions. The costs of updating either our course content or existing software are charged to expense as they are incurred.
Cost of revenues increased by approximately $13,000 in the 2013 period as compared to the 2012 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $70,000. This increase is primarily related to our continual upgrading of existing products and content and custom work. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, increased approximately $45,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense decreased by $40,000 in the three month period ended September 30, 2013, compared to the corresponding period in 2012. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by $36,000, a result of outsourcing, as noted above.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased $26,000 in the 2013 period from the 2012 period, and is primarily related to venues, travel and other costs from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the third quarter of 2013 decreased by approximately $177,000, or 8.8%, compared to the same 2012 period. This decrease is attributable to a number of factors, that are highlighted below.
Compensation expense in the third quarter of 2013 period decreased by $131,000 compared to the same 2012 period. The decrease in costs is primarily attributable to the reduction in headcount in 2013. We had 43 and 50 full and part-time general and administrative employees at September 30, 2013 and 2012, respectively. In addition, compensation expense includes stock based compensation expense of $26,000 for the 2013 period and $28,000 for the 2012 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by approximately $46,000 in the third quarter of 2013 as compared to the same period in 2012, primarily a result of reduced expenditures for outsourced sales and customer service. While we have added additional outsourced sales and customer service personnel, we have been able to control those costs by relocating certain positions to Central Europe from Canada and India. However, as we constantly upgrade and expand our technology and Internet capabilities, this results in related increased costs for such things as web-bandwidth and hardware and software maintenance and support. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $33,000, to approximately $311,000, in the third quarter of 2013 compared to the third quarter of 2012 as we started to amortize the cost of developing our AMS. We expect our depreciation and amortization expense on our fixed and intangible assets to increase in the current year, as older assets are replaced and we start to amortize the cost of internally developed software. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating income/ (loss)
For the three months ended September 30, 2013, the operating income was approximately $400 compared to an operating loss of approximately $309,000 in the corresponding 2012 period, primarily as a result of increased revenues and a decrease in our selling, general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net equity loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the third quarter of 2013 we had net other income of approximately $7,600 as compared to approximately $6,400 in the same 2012 period.
Income taxes
For the three months ended September 30, 2013, we recorded a net $1,000 current income tax benefit, as compared to a net $60,000 current income tax provision in the same 2012 period. The current benefit is a result of reduced estimates of state and local income taxes.
Net income/(loss)
For the three months ended September 30, 2013 we recorded net income of approximately $9,000. For the comparable period in 2012 we recorded a net loss of approximately $362,000, or $0.08 per share, basic and diluted.
Comparison of the results of operations for nine months ended September 30, 2013 and 2012
We recorded a $678,000, or 6%, increase in net revenues for the nine months ended September 30, 2013 compared to the same 2012 period. Correspondingly our gross profit increased by $471,000, from $5.94 million in the 2012 period to $6.41 million in the 2013 period. Our selling, general and administrative expenses decreased by approximately by $161,000 and our depreciation and amortization expense increased by approximately $33,000. This resulted in an operating loss of approximately $471,000 in the current year's period as compared to an operating loss of approximately $1.07 million in the prior year's period. This is a result of increased revenues in certain divisions and various cost saving measures that have been implemented during the past 12 months.
Online revenues continue to be an important factor to our net revenues. In addition to our on-line accounting and finance products, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues. Approximately 44% of our net revenues for the nine months ended September 30, 2013 were derived from online products.
The following table compares our statement of operations data for the nine months ended September 30, 2013 and 2012. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$11,506,704	100.0%	$10,829,467	100.0%	6.3%
Cost of revenues	5,095,594	44.3%	4,889,031	45.1%	4.2%
Gross profit	6,411,110	55.7%	5,940,436	54.9%	7.9%
Selling, general and administrative	6,026,968	52.4%	6,188,018	57.1%	(2.6)%
Depreciation and amortization	855,133	7.4%	821,844	7.6%	4.1%
Total operating expenses	6,882,101	59.8%	7,009,862	64.7%	(1.8)%
Operating loss	(470,991)	(4.1)%	(1,069,426)	(9.9)%	(56.0)%
Other income, net	13,882	0.1%	14,542	0.1%	(4.5)%
Net loss before income tax	(457,109)	(4.0)%	(1,054,884)	(9.7)%	(56.7)%
Benefit from income taxes	178,007	1.5%	193,761	1.8%	(8.1)%
Net loss	$(279,102)	(2.4)%	$(861,123)	(8.0)%	(67.6)%

Net revenues
The increase in net revenues reflected above was primarily due to: (i) a $270,000 increase in net revenues from our Accounting/Finance division; (ii) a $409,000 increase in net revenues from our Skye subsidiary; and (iii) a $223,000 increase in net revenues from our Financial Services division. These increases were offset by: (i) a $148,000 decrease in net revenues from our SLE subsidiary; (ii) a $92,000 decrease in net revenues from our Engineering division and (iii) a $44,000 decrease in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
In the first nine months of 2013, net revenues from the Accounting/Finance division were $8.6 million, or 74% of net revenues, compared to $8.3 million, or 77% of net revenues, in the comparable 2012 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $5.8 million and $5.6 million in the same 2013 and 2012 nine month periods, respectively. Net revenues from other sources in our Accounting/Finance division that are not subscription based were $129,000 greater in the 2013 period as compared to the 2012 period. Live-training revenues increased by $11,000 in the 2013 period from the 2012 period. Non-subscription-based revenues fluctuate from period to period. In the 2013 period, net revenues from online sales of accounting products increased by approximately $16,000, as compared to the 2012 period, primarily as a result of increased usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary increased $41,000 in the 2013 period compared to the 2012 period primarily due to timing differences in scheduling and the addition of new clients. Our EEI live training division generated $777,000 in revenue in the 2013 period as compared to $807,000 in 2012 period, a decrease of $30,000 despite eliminating some poorly attended programs. Those decreases were offset in part by revenues earned from CPE administration. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters. Live training for accounting professionals remains relatively stable despite the continual postponement of new standards in the United States.
For the nine months ended September 30, 2013, Skye generated net revenues of $880,000 compared to $471,000 in the comparable period of 2012. Skye’s income is derived primarily from designing custom training projects and, as such, varies from period to period. As noted above, business organizations are continuing to study these types of products and their cost effectiveness. As economic conditions improve we are seeing more requests for proposals. In addition, Skye performs services for other divisions of our company that is not reflected in its revenue numbers.
Our Financial Services division generated $1.3 million of net revenues for the nine month period ended September 30, 2013, compared to $1.1 million of net revenues for the same 2012 period. The increase is due primarily from the recognition of income from a completed customization project for one client and increased services to clients. This division also has approximately $30,000 in deferred revenue primarily from uncompleted custom work that it anticipates completing through 2013.
For the nine months ended September 30, 2013, SLE had net revenues of $317,000 compared to net revenues of $465,000 for the comparable 2012 period. For the 2013 period, $85,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $232,000 was generated by the Cognistar Legal division, as compared to $145,000 and $320,000, respectively, in the 2012 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors.
Our Engineering division generated $317,000 of net revenues in the first nine months of 2013 compared to $409,000 in the same 2012 period. The decrease is primarily a result of a decrease in the number of exam candidates, the timing of the licensing exams and the need to rewrite some of our courses. Sales of our engineering products are not subscription based. Sales of our Watch IT information technology program are now included in the revenues of our Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting increased by $36,000 in the current period from the prior year.
Cost of revenues
Cost of revenues includes: (i) production costs – i.e., the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in production, including producing our educational programs and/or upgrading our technology; (ii) royalties paid to third parties; (iii) the cost of materials, such as DVD’s and packaging supplies; (iv) costs related to live training; and (v) shipping and other costs. There are many different types of expenses that are characterized as production costs and many of them vary from period to period depending on many factors. Generally, subscription based products have higher profit margins than non-subscription based products and online sales have higher profit margins than sales involving physical delivery of material.
Our gross profit margins for the nine months ended September 30, 2013 increased slightly to 55.7% from 54.9% in the same 2012 period. Although we previously made substantial reductions in overhead, the mix of products with varying gross profits resulted in a fairly constant percentage. Our overall expense increased proportionately with the increase in revenues. We have increased the amount of outsourcing for some of our technology projects. We also devote a significant amount of internal and external resources to develop new products and to re-tool existing products and technology. These costs are charged to expense as they are incurred.
Cost of revenues increased by approximately $207,000 in the 2013 period compared to the 2012 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $341,000. This increase is primarily related to increased custom projects for various clients and the retooling of existing technology. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $20,000. The decrease is primarily attributable to savings made in costs related to developing courses for our live training business.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense decreased by $18,000 in the nine months period ended September 30, 2013, compared to the corresponding 2012. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $54,000 in the 2013 period as compared to the 2012 period.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased in the 2013 period by approximately $42,000 to approximately $614,000 in the 2013 period from approximately $656,000 in the 2012 period.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased by approximately $161,000, or 2.6%, compared to the same 2012 period. This decrease is primarily attributable to reduced payrolls and related costs and a reduction in marketing and promotional expenses primarily related to our live training courses, offset by an increase in outsourced customer service and sales as well as costs related to technology.
Compensation expense for the nine months ended September 30, 2013 decreased by $328,000 compared to the same 2012 period. The decrease in compensation expense is primarily attributable to savings from a reduction in headcount and commissions paid to salespeople in 2013. In addition, included in compensation expense is stock based compensation expense of $78,000, which decreased by approximately $9,000 as compared to the same 2012 period.
Our other selling, general and administrative costs, exclusive of compensation costs, increased by $167,000. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as insurance, travel and other costs may increase. In addition, we have added additional sales personnel and outsourced our customer service department to third-parties that also has personnel exclusively selling our products.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $33,000 for the nine months ended September 30, 2013 as we started to amortize the costs of internally developed software. Although, we have now fully amortized many of the assets acquired in prior acquisitions, we are continuously purchasing new computer equipment and have begun to amortize the costs related to the development of our AMS and other software as well the development of new course content. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to increase. We capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the nine months ended September 30, 2013, the operating loss was approximately $471,000 compared to an operating loss of approximately $1.07 million in the corresponding 2012 period. The decrease in operating loss is primarily a result of higher revenues.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the nine months ended September 30, 2013 we had net other income of approximately $13,900 as compared to a net other income of approximately $14,500 in the comparable 2012 period. The loss from our 50% interest in the iReflect joint venture was $5,604 in the current period compared to $6,250 in the 2012 period.
Income taxes
For the nine months ended September 30, 2013, we recorded a net income tax benefit of $178,000 as compared to a net income tax benefit of $253,000 in the same 2012 period.
Net loss
For the nine months ended September 30, 2013 and 2012, we recorded a net loss of approximately $279,000 and $861,000, respectively, or $0.06 and $.18 per share, basic and diluted, respectively.

Liquidity and Capital Resources
At September 30, 2013 we had no long-term debt.
Our working capital as of September 30, 2013 was approximately $1.9 million compared to $2.3 million at December 31, 2012. Our current ratio at September 30, 2013 and December 31, 2012 was 1.31 to 1 and 1.38 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.8 million at September 30, 2013 and $5.0 million at December 31, 2012.
At September 30, 2013, we had cash and cash equivalents of approximately $5.1 million. For the nine months ended September 30, 2013, we reported a net increase in cash and cash equivalents of approximately $216,000 that includes approximately $823,000 of cash provided by operating activities, offset by approximately $291,000 of cash used in investing activities and approximately $316,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues.
At September 30, 2013, we had approximately $2.0 million in receivables and $1.0 million in payables and accrued expenses, as compared to $2.6 million of receivables and $980,000 in payables and accrued expenses at December 31, 2012, exclusive of dividends payable.
For the nine months ended September 30, 2013 net cash used in investing activities was approximately $291,000, which included capital expenditures of approximately $788,000, consisting of computer equipment and software purchases of $188,000, $87,000 for course development and $514,000 for capitalized software, as compared to approximately $375,000 expended in the first nine-months of 2012. We also made a capital investment in our iReflect joint venture of $3,000. These expenditures were offset by the redemption of certificates of deposit totaling $500,000 We anticipate that our capital expenditures for the remainder of 2013 will be substantially higher as compared to 2012, as we continue to capitalize the cost of new technology. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities for the nine months ended September 30, 2013 reflects dividends paid of approximately $199,000 and the purchase of approximately $116,000 of our common stock under our stock buy back program. In November 2013, our board of directors declared a dividend of $.015 per common share payable on January 6, 2014 to shareholders of record as of December 19, 2013, extended our stock buy back program through it's November 2014 meeting. and increased the funds available to repurchase shares of Common Stock on the NASDAQ Capital Market to $750,000. As of September 30, 2013, approximately $633,000 was available under our stock buy back program. However, with the reduction in the number of outstanding shares and the various regulations governing such purchases, the Company has had difficulty in repurchasing its shares.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the nine-month period ended September 30, 2013 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
During the three month period ended September 30, 2013, we did not make any repurchases under our stock buy-back program. As set forth below, approximately $633,000 was available under our stock buy back program as of September 30, 2013. In November 2013, our board of directors extended our stock buy-back program through it's November 2014 meeting, and increased the funds available to repurchase shares of Common Stock on the NASDAQ Capital Market to $750,000.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-31, 2013)	—	—	—	$632,772
Month #2 (August 1-31, 2013)	—	—	—	—
Month #3 (September 1-30, 2013)	—	—	—	—
Total	—	—	—	$632,772

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	November 7, 2013	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2013	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)