Form 10-Q/A
period 2013-09-30
SmartPros Ltd.
filed 2013-11-25
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
SmartPros Ltd (“we,” “us,” “our,” or any derivative thereof) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2013 (our “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2013, to amend the date referenced in the Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which was furnished to the SEC as Exhibit No. 32.1 of our Form 10-Q.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Certifications of the Chief Executive and Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed herewith as Exhibits 31.1 and 31.2, respectively, and a new Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herewith as Exhibit 32.1(a). This Amendment does not amend or otherwise update any other information in our Form 10-Q. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and with our filings with the SEC subsequent to the filing of our Form 10-Q.

SMARTPROS LTD.
FORM 10-Q REPORT
September 30, 2013
TABLE OF CONTENTS

		PAGE

PART II – OTHER INFORMATION

Item 6.	Exhibits	4

SIGNATURES		5

PART II
OTHER INFORMATION
Item 6. Exhibits
Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	November 25, 2013	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	November 25, 2013	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)

5