Form 10-K
period 2013-12-31
SmartPros Ltd.
filed 2014-03-25
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
                                               Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,014,722 based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant’s classes of common equity, as of March 24, 2014: 4,684,441
DOCUMENTS INCORPORATED BY REFERENCE
The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2014, with respect to its 2014 Annual Meeting of Stockholders.

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
Overview
We provide learning and educational solutions in content areas that target specific markets, including accounting/finance, legal, engineering, securities, and insurance — all of which have licensing and mandatory continuing education (CE) requirements. We also provide education in banking, finance, taxation, information technology, ethics, health and safety, human resources and compliance for the general corporate market. Our courses are available in text and video-interactive formats, live education and Webinars. We can also design, produce and deliver customized programs and technology as well as offer a full range of customer service, course hosting, accreditation tracking and administration, and e-marketing opportunities to our clients. Our customers include professional service firms and companies of all sizes that purchase our courses or other services for use by their employees; individuals who purchase our courses, programs or subscriptions on a retail basis; state CPA societies, and numerous professional organizations and their respective members. Our e-marketing and e-commerce divisions sell ads on our Websites, develop customized newsletters and targeted marketing programs and provide technical services that enables our clients to offer accredited programs to their clients.
Our learning solutions for professionals are designed to meet the initial and/or the ongoing licensing and continuing professional education requirements imposed by governmental agencies and professional standards organizations.

•
Most of the courses in our accounting/finance library are designed to meet the standards and adhere to the requirements of all state boards of accountancy and those of various professional and certifying organizations. These courses are also available to provide educational support for beginning to intermediate-level professionals who are not required to take regulatory requirements for CE, allowing clients to deploy our libraries to address learning needs for their entire organization.

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

•
Our financial services library consists of courses designed to meet the licensing or continuing education requirements for bankers and financial services professionals, including insurance agents, bankers and licensed security industry professionals. CE requirements for licensed insurance agents are very complex, vary from state to state, and are usually set through legislative action carrying the force of law. Our financial services library includes courses that meet insurance CE requirements for every insurance regulatory authority in all fifty states and the District of Columbia.

•
All or a portion of our continuing legal education (CLE) library is accredited in twenty-two states and the United Kingdom. Unlike the accounting and engineering professions where a national organization oversees the approval process for continuing education courses, in the legal profession each state’s bar, judiciary or other organization controls the approval process. Our legal library also includes human resources courses that are not eligible for CLE credits.

•
In the general corporate market, our educational solutions are designed to meet corporate learning objectives applicable to specific skills and issues regarding integrity, compliance and corporate culture. Our corporate ethics and compliance programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. We also provide educational solutions for human resources, health and safety, sales and other personnel as well as product training for end users.

While our products are available in multiple formats, including print, CD-ROM, DVD and online, each discipline is not available in every format. A majority of our products are delivered over the Internet as we believe that is, and will continue to be, our fastest growing delivery channel. For those clients that prefer a more in-depth learning experience, we offer live seminars directed to accountants, legal and financial services professionals delivered through a number of different channels, including public seminars and customized in-house programs. We also deliver some of our content through Webinars. Our video and online solutions are flexible and easy to use and are an alternative to the traditional classroom setting. These various delivery streams are designed to attract all of the potential audiences in each discipline that we serve. In addition, we offer clients a robust, comprehensive learning management system (LMS) known as the SmartPros' eCampus (eCampus). eCampus houses all of our content and will eventually replace our other LMS, the Professional Educational Center (PEC), which is still being used by some of our clients. Once the PEC is phased out entirely, all of our customers will reside on a single platform. eCampus provides clients and their employees a platform to fulfill their continuing education requirements online and to track their usage and performance.
Corporate History
We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc., and in June 2001 we changed our name to SmartPros Ltd.
Industry Background
The American Society for Training and Development (ASTD), in its 2013 State of the Industry report, estimates that U.S. organizations spent $164 billion on employee learning and development in 2012. Of this total direct learning expenditure, 61 percent ($100 billion) was spent internally. The remainder was split between tuition reimbursement, which accounted for 11 percent ($18 billion), and external services comprising 28 percent ($46 billion).
Professional and corporate education historically was dominated by traditional classroom instruction. However, advances in communications technology have changed the manner in which corporate training and education is developed, delivered and tracked. Further, competition demands that today's professionals spend more of their time on revenue-generating matters. The increasing demands made on professionals and corporate managers have led - and we believe will continue to drive - the demand for professional and corporate educational solutions available in time flexible and cost-effective formats.
Accounting and Finance
The accounting and finance market includes: certified public accountants, certified management accountants, certified internal auditors and corporate accounting, finance and management professionals, most of whom have mandatory continuing education requirements.
The National Association of the State Boards of Accountancy (NASBA) in their 2013 annual report states that there are more than 750,000 licensed Certified Public Accountants. A substantial number of these professionals require continuing professional education (CPE) credit to maintain their license to provide professional services and hundreds of thousands of other financial management professionals require CPE credit to keep their certifications up to date and in good standing. In conjunction with the NASBA statistics, The American Institute of Certified Public Accountants (AICPA) states in its 2013 annual report that it has more than 362,000 voting members. Approximately 45 percent of their membership serve in public accounting positions, with the balance in corporate, education, government and other sectors. Beyond the audience of professionals meeting mandated CPE requirements, the Bureau of Labor Statistics in 2012 estimates over 2.1 million accounting and finance professionals are employed in the U.S.
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
Engineering
According to the Bureau of Labor Statistics, in 2013 there were 1.5 million engineers in the United States and over 600,000 construction managers. In addition, there are over 475,000 engineering technicians who may also need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering (FE Exam), is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2013 approximately 52,000 engineers sat for the FE Exam. The FE Exam has a typical 67% pass rate. In addition, engineers who pass the FE Exam must then take a second exam to be licensed as a professional engineer in a specific area, such as civil engineering or mechanical engineering. For example, the Professional Engineering Civil exam (PE Civil Exam) is the highest-level exam for civil engineers. 25,000 candidates sat for the PE exam in 2013 which also given twice a year, in April and October. The PE Civil Exam has a typical 64% pass rate.
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
In addition, our engineering division offers a catalog containing over 160 health and safety courses designed to help companies and their employees meet their workplace regulatory compliance requirements under governmental regulations such as The Occupational Safety and Health Act (OSHA), workers compensation insurance, hazardous material handling and other rules. Most of these courses qualify for professional development credit for continuing education. We have recently introduced a Construction Project Management course.
Legal
Forty-five states require some form of CLE with requirements ranging between 10 hours per year to 45 hours every two or three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession, each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult. We have also added to our catalog a series of courses relating to human resources and compliance issues. We are developing software for financial services firms to assist in their compliance requirements.
Financial Services
Financial services firms, such as banks, brokerage houses and insurance companies, have either employees, contractors or agents other than accountants and lawyers, who hold various licenses granted by the federal and/or state governments or administrative agencies that require continuing education or need training to prepare for their various professional licensing examinations.
Ethics & Compliance
Over the last 10-15 years, legislators, government and market regulators, the investment community and the general public have become more focused on issues involving corporate governance, ethics and compliance. Allegations of sexual harassment, accounting fraud and mismanagement, excessive executive compensation, breach of fiduciary duties and insider trading at some of the largest corporations and financial institutions has fueled this new consciousness. In some cases, corporate mismanagement and misbehavior have resulted in substantial investor losses and fines, penalties or damages. As a result, public companies, mutual funds, market specialists and corporations in general are more accountable to their stockholders and regulatory overseers and the public.
Information Technology
To the best of our knowledge there are no governmental continuing education requirements applicable to IT personnel. However, given the pace and frequency with which existing technologies evolve and new technologies are developed, continuing education is imperative for information technology professionals.
Our Business
Since becoming a public company in 2004, our business has expanded significantly, primarily through acquisitions. Today, we serve five professional markets (accounting/finance, engineering, financial services, legal and information technology) and provide educational solutions to a wide range of clients in various industries.
Our business is designed to satisfy the growing needs of:

•	professionals and their employers to comply with initial and continuing professional education requirements in a flexible and cost-effective manner;

•	businesses to provide their employees and managers with educational programs addressing the needs of their respective industries, corporate governance, ethics and compliance issues; and

•	professionals and businesses to be able to track and monitor their and their employees’ compliance with continuing education requirements and to assess the effectiveness of their educational programs.
To address these needs, as of year-end 2013, we have approximately 2,800 hours of programs currently available in one or more formats including print, videotape, CD-ROM, DVD or online and can accommodate either group or self study. As we are always seeking to keep our various libraries current, we periodically remove and add programs. These programs consist of the following:

•	1,200 hours in accounting/finance;

•	600 hours in engineering;

•	600 hours in banking, securities and financial services;

•	100 hours in legal education;

•	100 hours in information technology; and

•	200 hours in health, safety, human resources and compliance.
These figures do not take into account custom-designed courses or live programs. Through our Skye Multimedia, Ltd. subsidiary (Skye) and some of our other divisions, we develop customized courses, as well as sales and product training programs based on specifications provided to us by our clients in both financial and non-financial industries such as pharmaceutical manufacturers. Our Loscalzo subsidiary (Loscalzo) and EEI division (EEI) provide live educational programs for accounting and financial professionals as well as attorneys, and our Financial Campus (FC) division can also produce customized live educational programs for financial services firms. We can also provide accreditation administration in conjunction with either these customized courses or our clients' internal programs.
We are now able to provide our clients that have employees with various educational needs with our multiple libraries delivered through one platform, since all our libraries are supported by our LMS which provides a better learning solution for them. For example, many of our information technology titles are particularly relevant to our financial library audience helping those professionals engaged in audit oversight of their corporate IT departments.
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
Our engineering products include courses designed to help prepare engineers for the FE Exam, the basic entry-level licensing exam, and the subsequent professional engineering licensing exam (PE Exam). We offer courses for PE Exam candidates in mechanical, electrical power, civil, environmental and chemical engineering. Our courses are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available online, as well as in print for the PE and FE Exams. We also produce courses for project management, review courses for the "Certified in Production and Inventory Management" certificate, “green” engineering and the Leadership in Energy and Environmental Design Green Certification (LEED GA) exam review. We also offer online courses in human resources, health and safety. We also offer courses from our SmartPros Advantage (SPA) library, such as "Accounting for Non-Accountants."
Our SmartPros Legal and Ethics, Ltd. subsidiary (SLE) develops ethics and compliance training and CLE programs. Ethics and compliance programs, designed and offered by our Working Values division, are designed to align workplace behavior with legal standards and prevailing community standards regarding corporate conduct. We also develop modular training strategies that track specific risk areas identified by the client. Our library of customizable learning tools, in digital and print formats, enables us to develop educational solutions tailored to the individual corporate cultures of each client at competitive prices. The result is an integrated program that closely reflects the culture of, and the issues facing, the client while still maintaining the cost advantages of a generic solution.
SLE’s Cognistar division (Cognistar) provides learning solutions to the legal and corporate compliance market. Cognistar products include accredited CLE programs and customized corporate educational programs. These include self-paced courses in a content-rich, engaging environment. Taking full advantage of the Internet, these solutions are provided at significantly lower cost than other continuing education experiences. They also market a series of courses designed for human resource professionals.
Our Skye Multimedia, Ltd subsidiary (Skye) custom designs educational programs for a number of industries including pharmaceutical, financial services and others. Skye has developed a suite of sales training tools, including iReflect (a joint venture of which we own 50 percent), Role-Play Certification Tool and the Coaching Toolkit. Individually, these tools provide innovative solutions for training and coaching. Collectively, in combination with Skye's custom e-learning development they provide a complete learning solution from initial training to reinforcement for a variety of job roles such as sales and customer service.

SmartIT, our information technology training division's library known as WatchIT, includes more than 100 courses providing relevant briefings to executives, technologists and consultants with up-to-date information in the ever-changing technology landscape.
Our Financial Services division offers over 300 course titles covering the insurance, banking and securities industries. These courses can be delivered online, in a multimedia Web-based format or through live programs. Many of these courses have been approved for credit by different organizations for continuing education in their respective fields.
Strategic Partners
We have strategic relationships with a number of professional organizations and societies with whom we co-market, co-brand or jointly develop products. While no single relationship is material to our overall business, if all of these relationships were to terminate simultaneously, our competitive position in the marketplace would be adversely affected. Some of our partners and the nature of our relationship with them are as follows:
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
Our engineering products are co-marketed with several professional organizations, such as the American Society of Civil Engineers (ASCE) and our legal products are now hosted and marketed by a national legal research firm.
Our Strategy
Our objective is to be a leading provider of professional and corporate educational solutions in the United States. To achieve this goal, we pursue the following strategies:
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
Develop new products and applications. We continue to develop new products that utilize our existing content as well as entirely new content. Examples of new product development and new product lines include our Audit Management System (AMS), Skye's iReflect, Role Play Certification Tool and The Coaching Toolkit, SmartPros eLP, CourseBuilder 2.0 and Green Engineering, all of which are discussed elsewhere in this Item 1. We are continuously updating and adding courses to our various libraries to keep them current and seeking new marketing partners. With the launch of eCampus, we are able to promote and access all of our online content and educational solutions through one seamless, user-friendly portal. In early 2014, we introduced applications that run on iPads and other mobile devices, enabling the content in our libraries to run on these devices as well.
Expand within existing markets and into new markets. We continue to focus on expanding our market share in the verticals we currently serve particularly engineering, legal, financial services and information technology, where we feel our market share is relatively small. In addition, we will investigate expanding into completely new markets that we think are potentially lucrative such as healthcare and personal development. Our sales efforts are also directed to providing a complete learning solution to our clients who have employees with various disciplines and educational needs.
Make strategic acquisitions. We believe that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions. Since our initial public offering in October 2004, we have consummated eleven acquisitions ranging in size from $24,000 to approximately $4.4 million.
Keep pace with technology. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of sophisticated mobile devices, tablets and other technology as a content delivery tool will continue, making it an increasingly important medium for distributing our products. At the same time, we recognize that new technologies may emerge that will complement our model for flexible delivery of content. In 2013, we expended approximately $722,000 for the development of new technology.

Expand existing alliances and enter into new strategic alliances. We believe that alliances with professional organizations and associations and commercial content providers are important to our growth and competitive position in the industry. We plan to try to broaden these existing relationships and seek new ones.
Our Products and Services
The following are our products and services:
     Accounting and Finance
Our accounting and finance libraries, exclusive of Loscalzo and EEI (as described below), contain over 1,200 credit hours of content. Except for SPA (discussed below), which is only available online, our other accounting and finance programs are available either in DVD format or online. In addition, we can also deliver instruction through live or recorded Webinars. The individual online course format is for self-study only and is available as text only, text with audio, or in a multimedia format that includes text, audio and streaming video. All video courses come with a DVD and an instructor guide of the program and are used primarily for group study. All online courses include downloadable text materials, easy-to-follow course outlines, interactive quizzes and the ability to track credits and print completion certificates. The online self-study programs qualify for continuing professional education credits. The number of credits available from each program depends on its length, as 50 minutes of self-study is equal to one CPE credit. Our clients can purchase either a single program or a subscription to a series of programs. Prices depend on the length of the subscription (one, two or three years), the number of users and the number of libraries covered.
              Loscalzo. Loscalzo offers seminar programs covering a variety of accounting, auditing and assurance topics (including those that meet both the 24 hour and 80 hour Yellow Book requirement for governmental audits), employee benefit plans, governmental auditing, not-for-profit auditing, risk assessment auditing, fraud, professional ethics and staff training. These courses are offered to various state CPA societies, accounting and professional services firms, association of accounting firms and corporations. We also conduct our own seminars in one state and have the ability to deliver instruction through live Webinars or recorded Webcasts. Loscalzo also offers "This Week in Accounting" (TWIA). TWIA is a series of one hour weekly Webinars covering current topics applicable to accounting and tax professionals. Each of these Webinars generally qualifies for one hour of CPE credit.
              Executive Enterprise Institute (EEI). EEI offers a series of live seminars in both the corporate and public accountant marketplace. Some of the courses qualify for CLE credit as well. These seminars are usually one to three day events held in various locations throughout the United States and include topics such as taxation as well as accounting standards and Securities and Exchange Commission updates. EEI also offers customized in-house programs to meet its client’s specific needs that can be delivered either live or over the internet. EEI also offers CPE administration for internal corporate education.
    SmartPros Advantage (SPA). SPA is a skills-based learning library containing approximately 300 text and/or video courses that vary in length from one to eight credit hours. We produce these programs in our own production facility using either our own employees or independent authors to write and/or teach the course. Non-employees are either paid a fee for their services or are paid a royalty based on course usage. This library is marketed primarily to corporate accounting and finance professionals and public accountants. The courses are offered either individually or on a subscription basis.
    Financial Management Network (FMN). FMN is a library of programs dealing with current, relevant topics. We create four new courses a month for a total of 48 new segments a year. We also maintain an online archive containing the most recent 72 programs. The segments are written and produced by our staff and generally involve an interview with an independent industry professional. The material is presented in a question and answer format. These programs are marketed primarily to corporate accounting and finance professionals. FMN courses are offered either in video-based format or online.
CPA Report (CPAR). CPAR is a library of programs covering topics in public accounting and is distributed primarily to accountants in public practice. Each month (except March) we add four new courses from among the following topical areas: individual tax, business tax, estate and financial planning, specialized tax topics, auditing and accounting and financial reporting. We also offer an online archive containing the most recent 44 programs. CPAR is offered either in a video-based format or online.
CPAR Government and Not-for-Profit. This product is a library of programs designed specifically for accounting professionals employed by federal, state and local governmental agencies or not-for-profit organizations. Each quarter we distribute four new programs: two for government accountants and two for not-for-profit accountants. We also publish an online archive containing 16 of the most recent programs. The CPAR Government and Not-for-Profit programs are offered in either a video-based format or online.

Custom Products. In addition to the subscription-based libraries above, we also produce customized programs for our clients. In some cases, the client will author the content and retain us to videotape the program and convert it into a digital format that can be distributed via the Internet or internally through a corporate intranet. In other cases, we will write and produce the entire program for the client. We then deliver this custom content either through our proprietary LMS, the client’s own LMS, or through live educational programs. These customized products can be designed to qualify for CPE credit. We can also do CPE administration for courses or programs produced by our clients.
Engineering
Our engineering library includes the following:
FE Exam Review. This is a preparatory course for the basic entry-level licensing exam that all engineers are required to take. It is a Flash-based, interactive review course that is being marketed directly and through professional associations to engineers and to engineering firms for their internal skill-building and competency testing programs. It is only available online. We also private label the course so our strategic partners can market it to their members. The self-study version of this course also provides for instructor mentoring.
PE Civil Exam Review. Our interactive PE Civil Exam review course for civil engineers was developed jointly with the ASCE and the Boston Society of Civil Engineers and is designed to prepare engineers for their professional licensing exam. The PE Civil Exam review course, with over 50 hours of material, is an interactive multimedia tool that simulates the actual professional engineering exam using demonstration problems comparable to the problems found on the actual exam. The course includes seven complete, self-contained course modules that cover the following subjects: geotechnical, structural, transportation, water resources, environmental, and construction. In addition, there are two bonus sections — economics and surveying review — to help prepare for the exam.
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
Construction Project Management. This is a new course consisting of an online, seven part video based education series designed to provide both new and experienced construction project managers with approaches to improve their project planning and tracking, and techniques for creating and updating effective schedules in Microsoft Project and other project management software packages as well. The Construction Project Management course offers 8 hours of continuing professional development credit.
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
Health and Safety. In 2012, we acquired a library of online courses containing over 160 hours of educational courses covering a broad range of topics including OSHA regulatory compliance, hazardous material handling and environmental and safety topics.

Corporate Governance, Compliance and Ethics
SLE develops corporate governance, compliance and ethics programs for major corporations and other business enterprises. In addition, they provide tools to assess employee attitudes and awareness of critical integrity and anti-fraud risks.
Their products are custom designed to meet the needs of their specific clients.
Legal
Cognistar offers approximately 100 online CLE courses. These courses are accredited for over 100 hours of CLE credit in approximately 22 states. Not every course is approved in each state. In addition, Cognistar develops customized courses for its clients on a consulting basis.
Financial Services
Our financial services division primarily consists of our FC libraries. FC sells online courses for the banking, insurance and securities industries. We also have the ability to provide live courses to those industries. In addition, FC has developed software that enables companies in the financial services industry to track their employees compliance with various governmental regulations regarding continuing education.
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
In addition, we recently introduced our new AMS software, that can be used by any broker-dealer that is required to perform an audit of its branch offices pursuant to various regulation of the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA). The SmartPros’ AMS is designed to address the supervisory needs of securities firms. Broker dealers manage a complex range of regulatory requirements. The AMS is designed to manage everything from the selection of branch audits to audit staff through scheduling and notifying branch managers (when the audit is not designated as an unannounced audit) as well as automating the audit, remediation, resolution and audit conclusion. This software, with certain modifications can be adopted by any entity that has an internal audit function.
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
General
Through Skye we provide general corporate educational and training programs to any number of industries, including pharmaceutical manufacturers and financial services. These programs are custom produced to meet the client’s specific needs and may include product or sales training, technical proficiency or other uses. These programs can be delivered in a variety of formats, including over the Internet, on an LMS, as well as on the iPad or other mobile devices. Our custom development also provides us the opportunity to cross-sell our other products and services to these companies. Skye also markets iRefllect, a training tool designed to enhance sales presentation skills. In addition, Skye markets its Role-Play Certification Tool and The Coaching Toolkit. Revenues from these products can include hosting, customer service and maintenance fees.
Technology
Our technology department is principally a service department. Its primary function is to convert our courses to digital format for distribution on CD-ROM, DVD and the Internet. This department also maintains our various Websites, our various LMS platforms (i.e., PEC and eCampus), for subscribers to our accounting/finance, legal and engineering products. It also develops new products that can be used both internally and are available for sale or license to our clients. For example, SmartPros' AMS, previously described was developed internally and is currently available to the securities industries, but can be modified for any organization that performs an internal audit function.

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
In March 2014, we introduced our new eLP-Mobile Compatible Player, enabling our clients to experience the same high-quality and ease of use as found using our desktop browser based player on their iPads, tablets and smartphones. This adaptive Wi-Fi and cellular ready player uses cutting edge technology to effectively provide a superior learning experience.
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
Other
Most of our programs are produced in our in-house studio and production facility where we have CD-ROM and DVD duplication equipment. In addition, the video production department generates its own revenue by leasing the facility to third parties and by producing third-party programs.
Product Development
Our product development team includes Jack Fingerhut, John Fleming, Stacy Painter and Glenn Shapiro in the accounting/finance area; Jay Gregory and Michael Fowler in financial services; James Fallon in information technology; Mark Luciano in the engineering area; and Glenn Shapiro in the legal, ethics and compliance area.
Mr. Fingerhut, one of our co-founders and our president, oversees the development of our accounting programs and new product development. Mr. Fleming is a certified public accountant and until December 31, 2013 was the president of Loscalzo. He is responsible for instructing, writing and editing Loscalzo courses and as of October 2013 has assumed the responsibility of maintaining and updating our SPA course catalog. Ms. Painter is a certified public accountant and was appointed the President of Loscalzo as of January 1, 2014. She is responsible for client development, instructing various Loscalzo courses and in conjunction with Mr. Fleming updating existing courses, and introducing new courses in our SPA catalog. Mr. Shapiro is the president of EEI, an attorney and has over 20 years experience in the professional education industry. He is currently responsible for the development of new courses and marketing of EEI and has assumed the presidency of SLE. He is also responsible for developing course content and customization in the legal area. Mr. Luciano has been involved in corporate online education for the past 15 years and currently heads our Engineering division and is responsible for developing new course content. Mr. Gregory and Mr. Fowler joined us when we acquired FC. Mr. Fowler was formerly the senior director of business development at Thomson NETg. Mr. Gregory was formerly vice president of operations at Thomson NETg. Messrs. Gregory and Fowler co-head our Financial Services division and Mr. Fowler is senior vice president of field sales. Mr. Fallon is the producer of our WatchIT product and has been developing programs for information technology professionals for over 20 years. Finally, Seth Oberman, the president of Skye, develops and markets customized courses and educational programs for the pharmaceutical, financial services and other industries that Skye services.
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
Our sales and marketing department includes our president, an executive vice president of sales, a vice president of marketing, and a sales staff of 12 people and 3 outsourced salespersons. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives and the heads of various divisions dedicate varying portions of their time and efforts to sales and marketing activities. Our chief technology officer spends a portion of his time selling and marketing our technology services. The president of our EEI division also supports the marketing of strategic initiatives being introduced to our customers. We will add sales and support staff commensurate with increased demand for our products and services.
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
eCampus includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full-service solution includes a complementary array of communication tools such as email, chat, message boards and student tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led programs, are maintained using a student-managed course tracking feature called “My Courses.”

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

Competition
The market for continuing professional education and corporate learning solutions is large, fragmented and highly competitive. We expect these characteristics to persist for the foreseeable future based on the following factors:

•	the expected growth of this market, as demand for highly skilled professionals increases;

•	the increased scrutiny and regulation of corporate culture, ethics and compliance; and

•	relatively low barriers to entry.
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
We believe that the principal competitive factors in our industry are:

•	Breadth, depth and relevancy of the course content;

•	Performance support and other features of the educational solution;

•	Reputation of presenter;

•	Adaptability, flexibility and scalability of the products offered;

•	Ability to adapt our offerings to changing technologies;

•	Deployment options offered to customers;

•	Customer service and support;

•	Price;

•	Industry and professional certifications;

•	Brand identity; and

•	Strategic relationships.
We believe that we compete favorably on these factors. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products at lower price points than we sell ours. Particularly in the accounting, legal, financial services and information technology markets, we believe that our reputation and the high quality of our offerings — as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options — allow us to price our products accordingly. In the engineering and general corporate markets where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.
Our competitors, are both private and public companies and vary in size, scope and breadth of the products and services they offer. They include companies such as Saba Software, Inc., as an LMS provider; Thomson Reuters, Skillsoft, CPA2Biz, Inc., Center for Professional Education, Inc., Western Publishing, Inc., CPEOnline, Surgent McCoy, Corporate Executive Board, FurtheredEd (formerly known as LawLine) and Becker Professional Education in the accounting marketplace; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN Corp., The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include professional organizations such as the AICPA as well as each state’s society of certified public accountants. Other competitors include large diversified publishing companies such as The Washington Post Company, Wolters Kluwer, Thomson Reuters and Pearson Education, other education companies (including traditional providers of in-classroom instruction and remote learning solutions such as DeVry University), and professional services companies, including accounting firms who are looking to promote their services using CPE. Competition may also come from technology and e-commerce solutions providers. Internet-based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.
Some of our existing and potential competitors have greater resources, financial capabilities, market penetration, and more extensive libraries providing potential to establish a stronger competitive position than us. For example, one of our competitors is CPA2Biz, an affiliate of the AICPA. Another competitor, Thomson recently acquired the CPE division of Bisk Education, Inc., and LearnLive, Inc. SkillSoft, a large multi-national corporation whose primary focus is e-learning content and software products for business and information technology professionals. Saba principally provides software solutions that are used to manage people in large organizations.
The largest solutions providers to the general corporate compliance educational market are SAI Global, Ltd. and LRN Corp. We rarely face either of these companies in the marketplace since they both focus principally on Fortune 100 companies and have extensive off-the-shelf libraries. Another competitor is Corpedia, a division of NYSE-Euronext which markets off-the-shelf and customized programs to mid-and large-cap public companies. Corpedia has the advantage of a vast library. We currently focus on developing customized programs for our clients.
Our principal competitors in continuing legal education are the Practising Law Institute, FurtheredEd, West LegalEdCenter, American Bar Association, CLEonline, and various state bar associations.
Our principal competitors in the area of financial services compliance education and continuing education for bankers include Bankers Edge, Bankers Academy (The Edcomm Group) and banking associations such as BAI, Bankers Training & Certification Center, and various banking trade organizations.
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
History and reputation. We have been providing learning solutions for accounting and finance professionals for more than 30 years. We believe that in the accounting/finance market we have the reputation of being a leading provider of high quality continuing professional education programs, as evidenced by our high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, general corporate markets and also into new markets.
We have been providing learning solutions for engineering professionals since 1997. Our legal and financial services divisions have been in business for 14 and 28 years, respectively.
Technology. We believe that our continual investment in technology enables us to attract companies of all sizes as we are able to accommodate the requirements of large multi-national companies, as well as small professional firms. In addition, we are constantly upgrading our systems and offerings so that our products may be available on almost every type of device in use today. In addition, we have the ability to customize this technology or develop new technology to meet our client's needs.
Professional designations and strategic alliances. We believe that our relationships with some of the largest and most respected professional organizations and associations in the accounting and engineering professions give us instant credibility in the marketplace, provide us with a distribution channel for our products and are a source for programs and faculty.
Extensive library. Our content library consists of over 2,800 hours of proprietary education content including skills-based and update programs. We believe that our libraries are among the most extensive in the industry and help attract new subscribers. In the market for continuing legal education, we offer national courses; comparatively, those offered by the local bar associations usually deal with issues particular to that state. We also believe that our content and delivery technology is better than that of our competitors.
Discussion leaders with extensive experience in their practice areas. Loscalzo and EEI have over 30 years experience in live educational programs and have a large base of discussion leaders with extensive experience in their respective fields with deep industry knowledge. They also have highly qualified and experienced program developers with extensive knowledge of the various topics in their respective course catalogs.
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
Value-added services. In addition to our extensive library of courseware, we also offer our customers a proprietary learning content management system, an administrative tool that enables organizations to monitor the use and efficacy of our programs. We also have the ability to provide a blended educational solution that includes both live and online programs.
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
End-to-end service. All of our accounting/finance, legal, information technology and corporate educational programs are produced, filmed, edited, duplicated and converted in-house. Our engineering and financial services programs are usually licensed from or developed in conjunction with an independent third party but are filmed, edited, duplicated and/or converted into digital format in-house. Finally, we have a fulfillment center from which we ship our course materials, DVDs and hard copies, to our customers. We believe our vertically integrated operation results in a more efficient production process and enhances the quality of our products.
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
Employees
As of March 24, 2014, we had 71 employees of which 66 were full-time and four were part-time. We have 27 employees based in our executive offices in Hawthorne, New York. Skye employs five people in their Bridgewater, New Jersey, office. Loscalzo has eight employees in its Shrewsbury, New Jersey, office. In addition, we have 31 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

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
In 2013 our net revenues and operating income/ (loss) fluctuated quarterly, primarily due to our Loscalzo subsidiary and EEI division, both of which are in the live educational business, and we expect this trend to continue. EEI’s revenue is primarily recognized in the second and fourth quarters of the year and Loscalzo has virtually no revenue in the first quarter. In both cases we expense payroll and other costs as incurred regardless of when the revenue is recognized. As a result, our operating results were significantly better in the 4th quarter than each of the prior three quarters in 2013. These quarterly fluctuations can also cause our stock price to fluctuate or decline.
Our operations may be adversely impacted by general economic conditions and other factors.
Our customer base consists primarily of corporations, professionals and professional services firms and other businesses whose employees are required to take continuing education on a periodic basis and individual professionals. During economic downturns, some of our clients attempt to do without education and training as a cost-saving measure and others seek a less costly provider of the type of services we offer. They may also curtail the demand for customized products and the number of users may diminish as a result of reduced staff. In addition to budgetary constraints caused by economic conditions, attendance at live seminars can be affected by other factors such as health scares or travel restrictions.
Our subscription-based business depends on new business and customers renewals. Any decline in renewals or inability to obtain new subscriptions could affect future earnings.
A substantial portion of our net revenues is derived from subscriptions. Although, we have a high renewal rate, the loss of a substantial amount of renewals in any of our products, could have a material negative impact on our future results of operations. In addition, the inability to obtain new subscriptions or sell additional products to our existing customers could have a material negative impact on our business.

We may incur impairments to goodwill or long-lived assets.
We are required to test goodwill and our other intangible assets for impairment at least annually or if a triggering event occurs in accordance with the provisions of Topic ASC350 Goodwill and Other Intangible Assets. Such impairment could be caused by any number of factors, including significant negative industry trends, reduced estimates of future cash flows, disruptions to our business or lack of growth in the areas covered by these intangibles could result in a charge to earnings for impairment of any of our intangible assets or goodwill. Any such charge could have a material impact on our earnings and our stock price. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating results, which may or may not be achieved.
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
Our competitors include professional firms, public and privately held companies, universities (traditional and online), other live educational companies and professional and not-for-profit organizations and associations. Many of our existing and potential competitors have greater financial resources, larger market share, broader and more varied libraries, technology and delivery systems that are more flexible or cost-effective, stronger alliances, and/or lower cost structures than we do — which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities, such as offering free CPE. If we fail to address competitive developments quickly and effectively, we will not be able to grow.
In addition, the consolidation or acquisition of our competitors could change the environment in which we operate as they may achieve greater market share, improved technology and greater resources.
Our growth strategy assumes that we will make targeted strategic acquisitions.
A key feature of our growth strategy is strategic acquisitions. We may not be able to consummate additional strategic acquisitions in order to achieve our expected rate of growth. If we fail to execute on this strategy, our revenues may not increase and our ability to sustain profitability may be impaired.
An acquisition strategy is inherently risky. Some of the risks we may face in connection with acquisitions include:

•	identifying appropriate targets in an efficient and timely fashion;

•	negotiating terms that we believe are reasonable;

•	competition from larger companies and venture capital and private equity firms for acquisition targets;

•	failing to accurately assess the true cost of entering new markets or marketing new products;

•	integrating the operations, technologies, products, personnel and customers of the acquired enterprise;

•	maintaining our focus on our existing business;

•	losing key employees; and

•	reducing earnings because of disproportionately large depreciation and amortization deductions relating to the acquired assets.
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
Our strategic relationships are usually, non-exclusive arrangements and our strategic partners may provide the same or similar services to our competitors, diluting any competitive advantage we get from these relationships.
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
Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires January 31, 2019. Skye leases 2,320 square feet in Bridgewater, New Jersey, whose lease expires in January 2015. Finally, we lease 2,700 square feet in Shrewsbury, New Jersey, for our Loscalzo subsidiary, which expires on December 31, 2016.

Item 3.	Legal Proceedings
At the present time, we are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosure

Not applicable.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common stock is currently traded on the NASDAQ Capital Market under the symbol “SPRO.”
The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock.

Price Range of Common Stock
	Sales Information
2013	High	Low
First Quarter	$1.85	$1.37
Second Quarter	$1.75	$1.43
Third Quarter	$2.14	$1.54
Fourth Quarter	$2.67	$1.97
2012
First Quarter	$2.11	$1.80
Second Quarter	$2.21	$1.62
Third Quarter	$1.99	$1.56
Fourth Quarter	$1.80	$1.25
________________________________________________________________________________________________________________________
At March 24, 2014, the closing sale price per share for our common stock, as reported on the NASDAQ Capital Market was $2.22.

(b)	Holders
As of the close of business March 24, 2014, the number of record holders of our common stock was 94.

(c)	Dividends
The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. During 2013, the Board of Directors approved four quarterly dividend payments of $.015 per common share, for a total of $.06 per common share. Payment of future dividends are within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, acquisitions, operations and financial condition. On March 6, 2014, the Board of Directors approved a dividend payment of a $.015 per common share payable on April 7, 2014, to shareholders of record on March 21, 2014.
          Company Purchases of its Equity Securities
On November 6, 2013, our Board of Directors approved an extension of the stock buy-back program under which $750,000 of company funds may be used to purchase shares of our common stock. As of March 24, 2014, no purchases have been made under our stock buy-back program.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1-31, 2013)	—	$—	—	$—
Month #2
(November 1-30, 2013)	—	$—	—	$—
Month #3
(December 1-31, 2013)	—	$—	—	$—
Total	—	$—	—	$750,000

Item 6.	Selected Financial Data
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Some of the most significant trends affecting our business are the following:

•	the increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

•	continuing and expanding professional education requirements by governing bodies, including states and professional associations;

•	the plethora of new laws and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the increased competition in today's economy for skilled employees and the recognition that effective education can be used to recruit and train employees;

•	the continual development of new technology as a delivery channel for the types of products and services we offer;

•	current economic conditions; and

•	competition.
Over the last five years, we have experienced fluctuations in our annual net revenues due to various reasons, from the recession that began in 2008 and the resulting decrease in budgets and discretionary spending by many companies, to increased spending based upon what may be the start of a turn around in our economy. Nevertheless, since 2009 we have experienced an overall decrease in net revenues from $19.2 million in 2009 to $16.8 million in 2013, primarily in our custom services divisions and live seminar business. During this period we have experienced a decline in demand due to various reasons including a lack of new accounting pronouncements, competition, personnel reductions and reduced budgets for many of our client's as well as other factors. We intend to continue seeking acquisitions that will allow us to increase the breadth and depth of our current product offerings. We will also consider acquisitions that will give us access to new markets and products. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by the capital available to us and the liquidity and price of our common stock. We may use debt to enhance or augment our ability to consummate larger transactions. There are many risks involved with acquisitions, some of which are discussed in Item 1A of Part 1 of this report under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include identifying appropriate acquisition candidates, successfully negotiating the business, legal and financial terms of the acquisitions, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.
Our performance for the recently completed 2013 fiscal year, resulted in increased revenues of approximately $950,000 compared to 2012, as revenues from our custom projects division increased by approximately $800,000. In addition to the increased revenues our gross profit margin remained relatively constant as we reduced our selling, general and administrative expenses by approximately $350,000 in 2013 compared to 2012. We also did not have any additional impairments to our goodwill or write-down in our deferred tax asset in 2013. The increase in net revenues was mainly attributable to the increase in demand for custom work offset by decreased attendance in parts of our live seminar business. Our core subscription-based business was relative flat, as customers are either imposing restrictions on their employees or are seeking lower cost alternatives to mandatory continuing education requirements. Overall net revenues from our accounting/finance division increased slightly as a consequence of various factors, including revenues from CPE administration, a relatively new product. We had a decrease in net revenues in our engineering, Cognistar legal education and Working Values Ethics divisions, while our Financial Services division had an increase in net revenues. In order to reduce our operating expenses, we eliminated live seminars that had sub-par performance which, while reducing gross revenue, had a positive impact on our operating results. In addition, our fourth quarter live educational program revenues were impacted as a result of the storms in the Northeast that resulted in some seminars being either canceled or we experienced reduced attendance. Our overall selling, general and administrative expenses decreased primarily due to reduced compensation expense, while we increased expenditures for advertising and marketing and technology related costs. As the overall business environment improves, we expect net revenues from our major business units to increase. We continually monitor our direct and general and administrative costs and make the necessary adjustments where warranted. We are also always looking for new markets and distribution channels for our existing products and we continue to expend a significant amount of money to upgrade our library, create new products and develop new technology.
          Seasonality and Cyclicality
Historically, our operating results have fluctuated from quarter to quarter, primarily because a portion of our business is non-subscription based. Custom jobs and consulting work are subject to both the general business climate and client’s needs. Net revenue from our Engineering division is subject to staffing levels in both the private and public sector and the timing of various licensing exams. In economic downturns, staff reductions result in fewer people taking professional engineering licensing exams. Our subscription-based revenue is spread over the life of the subscription which is generally one year and can be effected by staff reductions as well. With our acquisitions of Loscalzo and EEI, these quarterly fluctuations have become more evident and we expect this trend to continue for the foreseeable future. Both Loscalzo and EEI generate most of their revenue from live programs. In EEI’s case, the revenue is recognized almost exclusively in the second and fourth quarters, when the sessions take place. In Loscalzo’s case, the revenue tends to be recognized over the second, third and fourth quarters, with the fourth quarter revenue being the greatest. While the costs that are directly related to the production of this revenue are incurred over the same period, both Loscalzo and EEI have general and administrative expenses that are incurred ratably over the year, creating the fluctuations in our operating results.
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
     Revenues
A large portion of our net revenues is in the form of subscription fees for our monthly accounting update programs or access to our accounting, financial services, legal and information technology course libraries. Other sources of net revenues include direct sales of programs or courses on a non-subscription basis or from various forms of live education, fees for design, software development, video production, course design and development, ongoing maintenance of the LMS, and licensing fees. Subscriptions are billed on an annual basis, payable in advance and deferred at the time of billing. Sales made over the Internet are by credit card only. Renewals are usually sent out 60 days before the subscription period ends. Larger transactions are usually dealt with by contract, the financial terms of which depend on the services being provided.

Revenues from subscription services are recognized as earned; deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, payment. Revenues from live programs are recognized when earned, usually upon the completion of the seminar or conference. Revenues from non-subscription services provided to customers, such as website design, video production, consulting services and custom projects are generally recognized on a percentage of completion basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenues after completion and delivery to the customer. Duplication and related services are generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured. We have recently hired additional sales and sales support personnel based on recent improvements in general economic conditions and we want to be in a position to be able to address increased customer demand for our products and services. However, we intend to proceed cautiously in this area until we are reasonably certain that the economic recovery is sustainable.
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
Upon completing our review, testing and considerable analysis including significant assumptions and judgments by management for the current period, we did not recognize any impairment from our intangible assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating performance. There is no assurance that such results will be achieved and in that case we may be required to record an additional impairment to our goodwill and other long-lived intangible assets in future periods.
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
Results of Operations
Comparison of the years ended December 31, 2013, and 2012
The following table compares our statement of operations data for the years ended December 31, 2013, and 2012. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate education) and the method of sale (video or online).

	Year ended December 31
	2013		2012
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$16,831,004	100.0%	$15,883,212	100.0%	6.0%
Cost of revenues	7,554,388	44.9%	7,028,032	44.2%	7.5%
Gross profit	9,276,616	55.1%	8,855,180	55.8%	4.8%
Selling, general and administrative	7,996,727	47.5%	8,346,635	52.6%	(4.2)%
Depreciation and amortization	1,131,499	6.7%	1,118,157	7.0%	1.2%
Impairment of goodwill	—	—%	568,000	3.6%	—%
Total operating expenses	9,128,226	54.2%	10,032,792	63.2%	(9.0)%
Operating income (loss)	148,390	0.9%	(1,177,612)	(7.4)%	112.6%
Other income, net	21,476	0.1%	17,526	0.1%	22.5%
Income (loss) before provision for income taxes	169,866	1.0%	(1,160,086)	(7.3)%	114.6%
Provision for income taxes	(26,943)	(0.4)%	(735,379)	(4.6)%	96.3%
Net income (loss)	$142,923	0.8%	$(1,895,465)	(11.9)%	107.5%

Net revenues
Net revenues for 2013 increased 6%, compared to net revenues for 2012, primarily as a result of increased work from our custom-based Skye subsidiary and from our financial services division. Our live education businesses represents approximately 24% of our net revenues. Net revenues from subscription-based and non-subscription based products delivered on-line, exclusive of advertising and other service income accounted for approximately $6.7 million, or 40%, of our net revenues.
Net revenues from our accounting/finance division increased in absolute dollars by approximately $148,000 but decreased as a percentage of total net revenues. Net revenues from our accounting/finance and related products increased from approximately $12.2 million in 2012 to $12.4 million in 2013. Net revenues from accounting/finance products including both subscription and non-subscription based revenue was $8.4 million in 2013 and $8.2 million in 2012. Net revenues from live programs and custom work were approximately $4.1 million in both 2013 and 2012.
Net revenues from sales of our engineering products, which are not subscription-based, were $467,000 in 2013, compared to $556,000 in 2012. The continual decline in engineering net revenues is due to a number of reasons including fewer exam candidates, purchasing curtailments by both engineering firms and governmental agencies and the need to update some of our courses. In addition to updating some of our existing courses, we recently added our "Construction Project Management Course" to our library. We are constantly seeking partners to either market our products or share their content with our customers. Engineering revenues include sales of our human resources, health and safety courses and our Watch-IT technology subscription-based product.
Net revenues from SLE decreased from $712,000 in 2012 to $424,000 in 2013. This decrease was primarily due to a decrease of $114,000 from our Cognistar legal division, and a decrease of $174,000 from our Working Value ethics division. The ethics division's income is derived primarily from custom consulting jobs. The decrease in Cognistar net revenues is due to custom work performed in 2012 from a client with whom we built a portal to host their legal education course material. We will share revenue generated by this portal with that client.
Skye generated $1.57 million of net revenues in 2013, compared to $771,000 in 2012. Skye produces customized training and educational material for the pharmaceutical industry, professional firms, financial services companies and others. As the economy recovers from the recession, we are seeing an increase in request for proposals. However, the revenue recognition cycle for this type of work can be long as there can be a time lag between the time a client engages Skye and the actual work begins. This results in the timing of earned income, as contracts are signed and the work is postponed for a period of months.
Our financial services education division generated net revenues of $1.81 million in 2013, compared to $1.44 million in 2012. The increase is primarily a result of the completion of custom work in 2013.
Net revenues from video production, duplication and consulting services increased in 2013 to $134,000 from $125,000 in 2012, as a result of increased consulting work offset by a reduction in video work. Video production and duplication income fluctuates annually, but overall they continue to decline. The duplication business has declined because tape is no longer used and we do not have the capability of doing very large DVD duplication projects. Our video production facility is primarily used for internal work and income results from renting our facilities and/or our equipment. Consulting work varies from year to year and sales are credited to the department from which they originate and not to the department where the work is performed.
Cost of revenues
Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing or conducting our educational programs, (ii) royalties paid to third parties, (iii) the cost of materials, such as DVDs, printed matter and packaging materials and (iv) shipping costs. Compared to 2012, cost of revenues in 2013 increased by approximately $526,000 from $7.0 million in 2012 to $7.6 million in 2013, and is directly related to the increase in revenues. The increase is primarily due to the use of outsourced labor, for both internal needs as well as those costs related to specific custom jobs. The costs of running our live seminars remained relatively constant in both 2013 and 2012. Cost of revenues increased in real dollars from $7.03 million in 2012 to $7.55 million in 2013, and as a percentage of net revenues, they increased to 44.9% from 44.2% in 2012. This resulted in a corresponding 4.8% increase in our gross profit margin from $8.86 million in 2012 to $9.28 million in 2013.
There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2012 to 2013 and the reasons for those variations are as follows:

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live programs and the production of those courses. These costs increased by approximately $552,000 in 2013 from 2012. Both Skye and our consulting/technology departments employ a number of consultants to write scripts, edit course material, provide technology services and help develop new products such as Skye's Role Play Certification Tool and The Coaching Toolkit. Loscalzo and EEI employ a number of consultants to develop course material, in addition to hiring instructors to deliver programs throughout the United States. We have been outsourcing some of the programming and content development functions that were previously done by our employees to firms outside of the United States. Direct production costs, which are costs related to producing videos other than labor costs — such as the cost of renting equipment and locations, and the purchase of materials — increased by $59,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•
Salaries. Overall payroll and related costs attributable to production personnel decreased by approximately $68,000. The decrease was primarily attributable to re-allocations of employees salaries. Our overall headcount did not increase. Our SLE and Skye salaries and related costs decreased by $44,000, Salaries and related costs from our Loscalzo subsidiary increased approximately $73,000 as a result of the allocation of the division's president's duties. There were no additional employees in Loscalzo. Our FC division accounted for an additional $149,000 in savings, offset by an increase of $135,000 in our technology division.

•
Royalties. Royalty expense increased by $52,000 in 2013 from 2012, from approximately $1.02 million in 2012 to $1.07 million in 2012. Royalty expense is directly related to sales of certain products in our accounting and engineering catalogs, and as usage fluctuates so does our royalty expense. We often have to estimate the royalty expense due our partners, as the information may not be readily available. If volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2014 under these agreements may be either higher or lower than they were in 2013.

•
Other costs. This includes the cost of venues for our live educational program business, travel for instructors and others, shipping costs and other miscellaneous expenses. These other costs decreased by $68,000, primarily related to our live education business. The largest component of these expenses are venue, travel and course administration costs that decreased by $50,000 in 2013 from 2012. Travel costs incurred by Skye and Loscalzo are often billed to their respective clients.

As our business grows, we may be required to hire additional production personnel, increasing our cost of revenues.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead such as (i) compensation and benefits for administrative, sales and marketing and finance personnel, (ii) rent, (iii) insurance, (iv) professional fees, (v) travel and entertainment and (vi) office expenses. Selling, general and administrative expenses in 2013 decreased by approximately $350,000 from 2012, a 4.2% decrease. The decrease in terms of actual expenses is primarily from reductions in payroll and related costs as headcounts have been reduced. Reductions in compensation expense totaled $452,000. Overhead expenses for rent, technology related expenses, advertising, promotional material and other selling expenses increased by approximately $86,000. Exclusive of these increases, other overhead expenses remained constant due to reductions in expense such as the cost of processing credit card transactions, outsourced customer service and sales personnel. The cost of maintaining our technology, such as annual software and maintenance licenses as well as our bandwidth costs continue to increase. In addition, in conformity with applicable accounting standards, we are expensing the costs associated with the grants of options and restricted stock to employees and directors. This non-cash expense in 2013 was $105,000 and $116,000 in 2012. We anticipate that selling, general and administrative expenses will remain constant in 2013 at our current level of operations.
Depreciation and amortization
Depreciation and amortization expenses were $13,000 higher in 2013 than they were in 2012. This increase is primarily from the amortization of internally developed software and courses, as many of the intangible assets acquired in acquisitions are now fully amortized. The total capitalized cost of eCampus is $2.19 million and is being amortized over five years. Although we are always upgrading our computer hardware and systems, and with some projects in development, we expect our depreciation and amortization expenses on our fixed and intangible assets to decrease, as many of the assets acquired in prior acquisitions are either fully or nearly completely amortized and a substantial portion of the eCampus cost is now amortized.

Impairment of goodwill
We continuously monitor our goodwill and other long-lived assets for impairment. We perform an annual review prior to our year end or when circumstances indicate an event has occurred that would cause an earlier review of goodwill. In 2012, after careful analysis of expected future operating cash flows and other tests, we determined that the goodwill acquired as a result of the contingent purchase price paid for Skye Multimedia, Ltd. was impaired by $568,000. There was no additional impairment in 2013. We will continue to monitor these assets for any possible future impairment. It is possible that based on future operating results that we may incur additional impairment to this and our other long-lived assets.
Operating income (loss)
For 2013, our operating income was $148,000, compared to an operating loss of $1.18 million in 2012. The increase in net revenues of approximately $948,000 and the reduced selling, general and administrative expenses of approximately $350,000 are the primary reasons for the approximately $1.33 million, increase in operating income.
Other income, net
Other income and expense items primarily consist of interest earned on deposits, offset by the loss from our joint venture in iReflect, LLC. We currently have no outstanding debt, other than normal trade payables. Net interest income was relatively constant from 2012 to 2013. In addition, our joint venture in iReflect resulted in a loss of $6,000 in 2013, compared to a loss of $9,500 in 2012.
Income tax expense
In 2013, we recorded a net tax expense of $27,000 compared to a $735,000 net tax expense in 2012. We have analyzed all of the components of the deferred tax assets and liabilities and have recorded a net tax deferred asset of $600,000 in both 2013 and 2012. In 2012 we increased our valuation allowance to approximately $1,538,000, resulting in an adjustment of $690,000, to our deferred tax asset. The 2013 and 2012 state and local tax expense is approximately $27,000 and $45,000, respectively.
Net income (loss)
For 2013, we recorded net income of $143,000 compared to a net loss of $1.9 million in 2012. The increase in net income is primarily due to the increase in net revenues of approximately $948,000 and the decrease in selling, general and administrative expenses of approximately $350,000, as well as the non-recurring 2012 adjustments for impairment of goodwill and deferred taxes of $1.26 million.

Liquidity and Capital Resources
Since becoming a public company in 2004, we have financed our working capital requirements entirely through internally generated funds. We have not had any sales of stock or incurred any debt.
Our working capital as of December 31, 2013, was approximately $2.2 million compared to a $2.3 million working capital as of December 31, 2012. The decrease is attributable to a number of factors including the payment of approximately $270,000 in dividends, and the repurchase of our common stock for approximately $116,000. Our current ratio at December 31, 2013, is 1.37 to 1, compared to 1.38 to 1 at December 31, 2012. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $4.4 million and $5.0 million at December 31, 2013, and 2012 respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this deferred revenue at December 31, 2013 is in the form of subscription fees and will be earned during 2014. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.
For the year ended December 31, 2013, we had a net increase in cash of $385,000. We generated $1.4 million in cash from operations, offset by $641,000 used in investing activities, after the $500,000 of the certificates of deposits matured, offset by $272,000 for asset acquisitions and $864,000 for the capitalization of software and courses. In addition, our financing activities include $116,000 for the purchase of treasury shares and $270,000 for the payment of dividends. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.

In comparison, for the year-ended December 31, 2012, we had a $1.36 million decrease in cash. That decrease was a result of cash generated by operations of $177,000, that was offset by cash expended for investing activities of $1.13 million primarily for asset acquisitions and capitalization of software and courses, and $413,000 for the purchase of treasury shares and the payment of dividends.
Capital expenditures for the year ended December 31, 2013, were approximately $1.14 million, of which $272,000 consisted primarily of computer equipment and software. We capitalized $864,000 of costs for the production of various courses and for capitalizing the costs of software. We are constantly reviewing and upgrading our technology. For fiscal 2014, we have budgeted approximately $350,000 for capital expenditures (other than software and course development costs). We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
On March 6, 2014, our Board of Directors declared a dividend of $.015 per common share payable on April 7, 2014, to shareholders of record on March 21, 2014.
In November 2013, the Board of Directors renewed the stock buy back program for a total of $750,000. As of March 24, 2014 no purchases have been made pursuant to this program.

Contractual Obligation, Commitments and Contingencies
As of December 31, 2013, we had commitments under various leases for our offices in Hawthorne, New York, Skye’s offices in Bridgewater, New Jersey, and Loscalzo’s office in Shrewsbury, New Jersey. The total aggregate commitment under these leases is approximately $1.96 million through January 2019. The Skye lease was recently extended to January 2015 at a monthly rental of $3,190 and the lease for the Loscalzo office expires on December 31, 2016, at a monthly rent of approximately $3,700.
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
Recent Accounting Pronouncements- In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or the tax law does not require the company to use and the company does not expect to use the applicable deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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
a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.
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
The information in response to this Item will be included in our Proxy Statement in connection with our 2014 annual meeting of stockholders, which information is incorporated by reference herein.
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
The information in response to this will be included in our Proxy Statement in connection with our 2014 annual meeting of stockholders, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this Item will be included in our Proxy Statement in connection with our 2014 annual meeting of stockholders, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information in response to this Item will be included in our Proxy Statement in connection with our 2014 annual meeting of stockholders, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
The information in response to this Item will be included in our Proxy Statement in connection with our 2014 annual meeting of stockholders, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the consolidated financial statements on page F-2.
(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

4.1	Specimen stock certificate (1)

10.1	**2009 Incentive Compensation Plan (2)

10.2	**Employment Agreement, dated as of February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.3	**Seconded Amended Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Jack Fingerhut, dated as of (4)

10.4	**Amended Employment Agreement, dated as of July 1, 2008, between SmartPros Ltd. and Stanley Wirtheim, dated as of (4)

10.5	**First Amendment to Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Joseph Fish, dated as of (4)

10.6	Lease for premises at 12 Skyline Drive, Hawthorne, New York (7)

10.7	**Letter of Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.9	**Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

10.10	**Amendment to Employment Agreement between SmartPros.Ltd and Jack Fingerhut, dated March 8, 2012 (5)

10.11	**Amendment to Employment Agreement between Smartpros.Ltd and Joseph Fish, dated March 8, 2012 (5)

10.12	**Amendment to Employment Agreement between SmartPros.Ltd. and Stanley Wirtheim, dated March 8, 2012 (5)

14.1	Code of Ethics (6)

21.1	Subsidiaries(7)

23.1	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Notes to Exhibit Index

*	Filed herewith.

**	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2)	Filed on April 27, 2009, as Appendix A to our Definitive Proxy Statement, DEF14A, for the 2009 annual meeting of stockholders and incorporated herein by reference.

(3)	Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on From 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K, on March 8, 2012, and incorporated herein by reference.

(6)	The Code of Ethics is posted on our Website at http://ir.smartpros.com.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(c)	Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

		By:	/s/ Allen S. Greene
Allen S. Greene
Chief Executive Officer

Date:	March 25, 2014
________________________________________________________________________________________________________________________
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2014.

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
Martin H. Lager

SMARTPROS LTD.
AND SUBSIDIARIES
__________________________________________________________________________________________________________________________________________________
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

SMARTPROS LTD.
AND SUBSIDIARIES

Years Ended December 31, 2013 and 2012

Contents

Pages

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-17

Report of Independent Registered Public Accounting Firm
To the Shareholders, Audit Committee and Board of Directors
SmartPros Ltd.
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Baker Tilly Virchow Krause, LLP
New York, New York

March 25, 2014

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$5,303,657	$4,918,543
Certificates of deposit	—	500,000
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 at December 31, 2013 and 2012, respectively	2,430,495	2,612,709
Prepaid expenses and other current assets	340,463	331,493
Total Current Assets	8,074,615	8,362,745

Property and Equipment, net	566,475	547,448
Goodwill	2,807,257	2,807,257
Other Intangibles, net	3,516,411	3,530,744
Other Assets, including restricted cash of $75,000 at December 31, 2013 and 2012, respectively	104,515	104,515
Deferred Tax Asset	600,000	600,000
Investment in Joint Venture	2,268	3,245
Total Assets	$15,671,541	$15,955,954

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,203,222	$706,948
Accrued expenses	234,863	272,921
Deferred revenue	4,395,166	5,006,496
Dividend payable	70,289	58,936
Total Current Liabilities	5,903,540	6,045,301
Long-Term Liabilities:
Other liabilities	70,378	63,598
Total Long-Term Liabilities	70,378	63,598
Total Liabilities	5,973,918	6,108,899
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,665,433 and 5,622,433 shares issued as of December 31, 2013 and 2012, respectively, and 4,684,441 and 4,714,914 shares outstanding as of December 31, 2013 and 2012, respectively	567	563
Additional paid-in capital	17,217,008	17,393,260
Accumulated deficit	(4,834,220)	(4,977,143)
Common stock in treasury, at cost - 980,992 and 907,519 shares as of December 31, 2013 and 2012, respectively	(2,685,732)	(2,569,625)
Total Stockholders’ Equity	9,697,623	9,847,055
Total Liabilities and Stockholders’ Equity	$15,671,541	$15,955,954

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2013	2012
Net Revenues	$16,831,004	$15,883,212
Cost of Revenues	7,554,388	7,028,032
Gross Profit	9,276,616	8,855,180
Operating Expenses:
Selling, general and administrative	7,996,727	8,346,635
Depreciation and amortization	1,131,499	1,118,157
Impairment of goodwill	—	568,000
Total Operating Expenses	9,128,226	10,032,792
Operating Income (loss)	148,390	(1,177,612)
Other Income (Expense):
Interest and dividend income, net	27,453	27,023
Loss from joint venture	(5,977)	(9,497)
Total Other Income	21,476	17,526
Income (Loss) before Provision for Income Taxes	169,866	(1,160,086)
Provision for Income Taxes	(26,943)	(735,379)
Net Income (loss)	$142,923	$(1,895,465)
Net income (loss) per Common Share:
Basic income (loss) per common share	$0.03	$(0.40)
Diluted income (loss) per common share	$0.03	$(0.40)
Weighted Average Number of Common Shares Outstanding:
Basic	4,680,232	4,748,764
Diluted	4,686,074	4,748,764

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	5,615,433	$562	$17,514,275	$(3,081,678)	$(2,393,717)	$12,039,442
Dividends	—	—	—	—	(236,705)	—	—	(236,705)
Shares issued from Restricted Stock Plan			7,000	1	(1)	—	—	—
Stock Compensation Expense	—	—	—	—	115,691	—	—	115,691
Purchase of Treasury Shares	—	—	—	—	—	—	(175,908)	(175,908)
Net (loss)	—	—	—	—	—	(1,895,465)	—	(1,895,465)
Balance, December 31, 2012	—	—	5,622,433	563	17,393,260	(4,977,143)	(2,569,625)	9,847,055
Shares issued from Restricted Stock Plan			43,000	4	(4)	—	—	—
Stock Compensation Expense	—	—	—	—	104,788	—	—	104,788
Dividends	—	—	—	—	(281,036)	—	—	(281,036)
Purchase of Treasury Shares	—	—	—	—	—	—	(116,107)	(116,107)
Net income	—	—	—	—	—	142,923	—	142,923
Balance, December 31, 2013	—	$—	5,665,433	$567	$17,217,008	$(4,834,220)	$(2,685,732)	$9,697,623

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$142,923	$(1,895,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,131,499	1,118,157
Stock compensation expense	104,788	115,691
Deferred income tax provision	—	690,000
Impairment of goodwill	—	568,000
Loss from joint venture	5,977	9,497
Deferred rent	6,780	(2,906)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	182,214	(744,646)
Prepaid expenses and other current assets	(8,970)	3,333
Other assets	—	(11,550)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	458,216	(73,635)
Deferred revenue	(611,330)	400,241
Total adjustments	1,269,174	2,072,182
Net Cash Provided by Operating Activities	1,412,097	176,717
Cash Flows from Investing Activities:
(Redemption) of, investment in certificates of deposit	500,000	(500,000)
Acquisition of property and equipment	(271,881)	(183,482)
Capitalized course costs and software development	(864,312)	(343,930)
Investment in joint venture	(5,000)	(10,000)
Cash paid for business assets	—	(89,874)
Net Cash Used in Investing Activities	(641,193)	(1,127,286)
Cash Flows from Financing Activities:
Purchase of treasury shares	(116,107)	(175,908)
Dividends paid	(269,683)	(236,705)
Net Cash Used in Financing Activities	(385,790)	(412,613)
Net Increase (Decrease) in Cash and Cash Equivalents	385,114	(1,363,182)
Cash and Cash Equivalents, beginning of year	4,918,543	6,281,725
Cash and Cash Equivalents, end of year	$5,303,657	$4,918,543
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$25,420	$45,400

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 for the purpose of producing educational videos primarily directed to the accounting profession. SmartPros' primary products are periodic subscription and non-subscriptions services delivered in either video format or over the internet directed to corporate accountants and financial managers, and accountants in public practice. Our Loscalzo Associates, Ltd. (“Loscalzo”) subsidiary, and our Executive Enterprises Institute (“EEI”) division, are leading provider of live training to accounting, legal, and financial services professionals. In addition, the Company produces a series of continuing education courses directed to the engineering profession, a series of courses designed for candidates for various professional engineering exams and training for information technology professionals. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) produces ethics, governance, and compliance programs for corporate clients and, through its Cognistar division, produces online and customized educational courses for the legal profession. Its wholly-owned subsidiary, Skye Multimedia Ltd. (“Skye”), produces customized educational solutions for a number of industries, including pharmaceuticals, professional services, and others. The Company also has various other online content including a library of nationally certified training solutions for the banking, securities, and insurance industries, as well as a library for health, safety and human resources professionals. Some of these courses may also be designed for live programs. SmartPros also develops and hosts Websites, produces custom videos and rents out its video production studio for a fee. SmartPros' corporate headquarters is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, and video production studio.

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

Revenue recognition - The Company recognizes revenue from its subscription services as earned. Subscriptions are generally billed in advance on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a percentage of completion method where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Revenues from live programs are recognized upon completion of the conference or seminar, which usually last one to three days. Expenses directly related to the seminars, including marketing costs, are charged to operations in the period in which the seminar is held.

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

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

Concentration of credit risk - Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. From time to time, the cash balances exceed insured limits. The Company's cash balances are deposited with high credit quality financial institutions to mitigate this risk. The Company closely monitors its cash investments in money market funds. No single customer represents a significant concentration (over 10%) of sales or receivables.

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

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Topic 350 of the ASC, “Intangibles-Goodwill and Other”. This topic establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. The topic requires, among other things, that the Company review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the asset is reduced to its estimated fair value. The Company believes that none of the long-lived assets were impaired as of December 31, 2013 and 2012.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. At December 31, 2012, The Company performed its assessment and determined that goodwill in its Skye subsidiary was impaired by $568,000. The Company's 2013 assessment did not identify any additional impairment to its goodwill.

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

The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:
Current assets and current liabilities-The fair values of cash, accounts receivable, payables, and certain other short-term financial instruments approximate their carrying value due to their short-term maturities.

Intangible assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives, which vary from 3 to 19 years. The Company performs an annual assessment or when events or circumstance indicate that an impairment may have occurred. The Company performed its annual assessment of its intangible assets and found no impairments as of December 31, 2013 and 2012.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The Company has capitalized approximately $142,000 and $75,000 of such costs for the years ended December 31, 2013 and 2012, respectively. The amortization period is generally five to ten years for courses either purchased or developed internally. In June 2012, the Company acquired a library of health, safety, human resources and other courses for approximately $88,000. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to operations as incurred.

Capitalized software - The Company has developed an Audit Management System (“AMS”) as well as other products and has capitalized those costs in accordance with the provisions of Topic 350, "Internal-Use Software". Total capitalized costs were approximately $3,470,000 and $2,748,000 as of December 31, 2013 and 2012, respectively. Amortization expense for 2013 and 2012 was approximately $539,000 and $496,000, respectively.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2010.

Net income (loss) per share - Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock. For the year ended December 31, 2013 and 2012, the inclusion of common stock equivalents of 294,733 and 310,487, respectively, would be anti-dilutive. For the year ended December 31, 2013, the Company included 5,842 common stock equivalents as dilutive.

The reconciliation is as follows:

Years Ended December 31,	2013	2012
Weighted Average Number of Shares Outstanding	4,680,232	4,748,764
Effect of Dilutive Securities, common stock equivalents	5,842	—
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	4,686,074	4,748,764

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
Years Ended December 31, 2013 and 2012

Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors.

Advertising costs - Advertising costs are expensed as incurred and were approximately $153,000 and $147,000 for the years ended December 31, 2013 and 2012, respectively.

New accounting pronouncements - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 which provides that an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or the tax law does not require the company to use and the company does not expect to use the applicable deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

2. Property and Equipment, net

The components of property and equipment are as follows:

December 31,	2013	2012
Furniture, Fixtures and Equipment	$5,141,331	$4,869,450
Leasehold Improvements	189,709	189,709
	5,331,040	5,059,159
Less Accumulated Depreciation	4,764,565	4,511,711
	$566,475	$547,448

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $253,000 and $281,000, respectively.

3.	Goodwill and Other Intangible Assets, net

The components of other intangible assets are as follows:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

December 31,	2013	2012
Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
SmartPros Advantage Courses ("SPA")	837,504	837,504
Course Costs	1,512,124	1,369,844
Customer Lists	1,041,746	1,041,746
Restrictive Covenant	200,000	200,000
Trade Name	350,000	350,000
Capitalized Software	3,470,143	2,748,111
Financial Campus	340,894	340,894
Other Intangible Assets	832,204	832,204
	13,051,452	12,187,140
Less Accumulated Amortization	9,535,041	8,656,396
	$3,516,411	$3,530,744

The aggregate amortization expense for the years ended December 31, 2013 and 2012 was approximately $879,000 and $837,000, respectively.

Estimated amortization expense for each of the five years subsequent to December 31, 2013 is as follows:

Year Ending December 31,
2014	$748,000
2015	$646,000
2016	$515,000
2017	$391,000
2018	$247,000

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the years ended December 31, 2013 and 2012:

	Goodwill	Other Intangible Assets
Balance, January 1, 2012	$3,375,257	$3,933,738
Amortization Expense	—	(836,798)
Goodwill and Intangible Assets Acquired and Developed	—	433,804
Impairment of goodwill	(568,000)	—
Balance, December 31, 2012	2,807,257	3,530,744
Amortization Expense	—	(878,645)
Intangible Assets Acquired and Developed	—	864,312
Balance, December 31, 2013	$2,807,257	$3,516,411

The Company tested goodwill for impairment at the reporting unit level for its Skye subsidiary. In 2012, Skye's continued losses and other factors indicated that future cash flows may not support the carrying value of the associated goodwill. As a result, management proceeded to perform the first step of the goodwill assessment which is to compare the fair value of the reporting unit to the carrying amount, including goodwill. In estimating the fair value of Skye, the Company used a combination of cost and market based approaches. The cost approach is based on the amount that currently would be required to replace the service

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

capacity of an asset, or in this case the reporting unit. The market approach uses prices and other relevant information generated by market transactions involving similar or comparable businesses. Management uses available market multiples for transaction of similar businesses and makes necessary adjustments in arriving at fair value of Skye. In making these adjustments management considers both quantitative and qualitative factors in evaluating available information and exercises significant judgment in aligning the valuations with the reporting unit being tested. The results of the valuation performed by management in the first step indicated the carrying amount of Skye was in excess of its fair value.

Therefore, management proceeded to perform the next step of the impairment testing model which is to determine the implied fair value of Skye's goodwill. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, the implied fair value of goodwill was calculated in a manner similar to goodwill that is recognized in a business combination. This process involves measuring the fair value of the Skye's assets and liabilities (both recognized and unrecognized) at the time of the impairment test. The difference between the Skye's fair value and the fair values assigned to the individual assets and liabilities (both recognized and unrecognized), is the implied fair value of goodwill. As a result, the Company determined the implied fair value of Skye's goodwill as of December 31, 2012 to be $350,000 resulting in an impairment charge of $568,000. The Company's goodwill impairment testing for 2013, resulted in no additional impairment.

4.	Income Taxes

At December 31, 2013 and 2012, the Company has a net deferred tax asset of $600,000, respectively, primarily resulting from the expected future benefit of available net operating loss carryforwards and other temporary differences. Realization of deferred tax assets depends on the Company's estimate of sufficient future taxable income during the period that deductible temporary differences and loss carryforwards are expected to be available to offset future taxable income of approximately $3,600,000 which expire through 2027. In determining the valuation allowance required at each reporting period, management considers all available evidence, both positive and negative, based on the weight of that evidence, including historical information that is supplemented by currently available information about future years. In weighing the available evidence, management uses the more likely than not threshold for recognition of a valuation allowance. Due to prior loss and other uncertainties about events that could adversely affect future projected taxable income, the Company increased the valuation allowance relating to its deferred tax assets by $690,000. The Company determined that no additional adjustment was required for 2013.

The components of the provision for income taxes are as follows:

Years Ended December 31,	2013	2012
Current:
Federal	$—	$—
State	(26,943)	(45,379)
Total Current	(26,943)	(45,379)
Deferred:
Federal	—	(649,000)
State	—	(41,000)
Total Deferred	—	(690,000)
	$(26,943)	$(735,379)

The temporary differences and net operating loss carryforward give rise to the following deferred tax assets:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

December 31,	2013	2012
Net Operating Loss	$1,440,000	$1,480,000
Depreciation and Amortization of Property, Equipment and Intangibles	452,000	404,000
Stock Option and Restricted Stock Compensation Expense	268,000	231,000
Other	28,000	23,000
	2,188,000	2,138,000
Less Valuation Allowance	(1,588,000)	(1,538,000)
Deferred Tax Asset	$600,000	$600,000

These amounts have been classified on the accompanying consolidated balance sheets as non-current.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

Years Ended December 31,	2013	2012
U.S. Federal Statutory Income Tax Rate	34%	(34)%
State Income Tax Rate, net of federal benefit	16%	4%
Travel and Entertainment	2%	—%
Prior Years’ True-ups	(27)%	(3)%
Change in Valuation Allowance	(29)%	83%
Goodwill Impairment	—%	17%
Other	20%	(4)%
Effective Income Tax Rate	16%	63%

5.	Stock Incentive Plan

In June 2009 the Company adopted, with shareholder approval, its 2009 Incentive Compensation Plan (the “Plan”), replacing the expired 1999 Stock Option Plan. The Plan provides for the grant of up to 800,000 shares of non-qualified stock options and restricted stock awards to employees, directors and consultants. Future restricted stock grants may not exceed 200,000 shares. The Plan incorporated the outstanding shares at the time of adoption. As of December 31, 2013, there were 328,733 options outstanding, of which 235,733 are currently exercisable and there were 79,611 restricted stock grants outstanding. As of December 31, 2013, the Plan had a net balance of 366,934 shares reserved for the issuance of future grants. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares, and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2013 and 2012 was $1.47 and $1.80, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. The Company takes into consideration guidance under ASC Topic 718, “Stock Compensation” when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of the actual time elapsed between the date of grant and the exercise of options for all employees.
The assumptions made in calculating the fair values of options are as follows:

Years Ended December 31,	2013	2012
Contractual Term	10 years	10 years
Expected Volatility	40%	40%
Expected Dividend Yield	3.0%	2.0%-2.5%
Risk-Free Interest Rate	0.60%	2.3%-4.0%
Expected Term	3-5 Years	5.0 years

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, stock-based compensation expense related to stock options granted was approximately $24,000 and $31,000, respectively. As of December 31, 2013, the fair value of unamortized compensation cost related to non-vested stock option awards was approximately $18,000. Unamortized compensation cost as of December 31, 2013 is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

As of December 31, 2013, the options had an intrinsic value of $94,930. At December 31, 2012, the options had no intrinsic value.

In February 2013, the Company granted 35,000 options to various officers and employee, exercisable over 10 years from the date of grant at $1.47 per share. These options vest one-third each year commencing one year from date of grant.

In February 2013, the Company granted 41,500 shares of its restricted common stock to various employees and members of its board of directors. The grant have various vesting periods between one and three years from date of grant and the grant price was $1.47 per share. Subsequent to the date of issuance 3,000 shares were forfeited and returned to the Plan.

In August 2013, the Company granted an employee 5,000 shares of its restricted stock from its Plan. The stock vest three years from date of issuance and the price of the stock at the date of grant was $1.63.

A summary of all stock option activity is as follows:

Years Ended December 31, 2013 and 2012	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	334,587	$3.14
Options granted	15,000	$1.80
Options forfeited/expired	(39,100)	$2.88
Outstanding, December 31, 2012	310,487	$3.11
Options granted	35,000	$1.47
Options forfeited/expired	(16,754)	$4.02
Outstanding, December 31, 2013	328,733	$2.89
Exercisable, December 31, 2013	235,733	$3.33

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$.01-$1.99	148,000	7.97	$1.85	55,000	7.62
$2.00-$2.99	72,583	4.75	$2.57	72,583	4.75
$3.00-$3.99	34,550	2.95	$3.34	34,550	2.95
$4.00-$4.99	21,475	1.20	$4.13	21,475	1.20
$5.00-$5.99	52,125	3.95	$5.44	52,125	3.95
	328,733	5.64	$2.39	235,733	4.63

A summary of the non-vested options and activity for the year ended December 31, 2013 is as follows:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

	Options	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2013	84,500	2.12
Granted	35,000	1.47
Vested	(23,332)	1.98
Forfeited	(3,168)	2.03
Non-vested, December 31, 2013	93,000	1.78

6.	Stockholders' Equity

In 2013 and 2012 the Company purchased 73,473 and 89,317 shares of its common stock for $116,107 and $175,908, respectively.

In February 2013, the Company granted certain employees and members of its board of directors 41,500 restricted shares of its common stock form its 2009 Plan. The stock price at date of the grant was $1.47 of which 9,000 shares vested on February 1, 2014 and 2015 each, and 23,500 shares vest on February 1, 2016. Subsequent to the date of issuance 3,000 shares were forfeited and returned to the Plan. In August 2013, the Company granted an employee 5,000 restricted shares of its common stock. The stock vests three years from date of grant. The stock price at date of grant was $1.63.

7.	Commitments and Contingencies

Operating leases- The Company leases office space and production and warehouse facilities in Hawthorne, New York; Bridgewater, New Jersey; and Shrewsbury, New Jersey. Future minimum lease payments are as follows:

Year Ending December 31,
2014	$424,000
2015	391,000
2016	405,000
2017	357,000
2018	357,000
Thereafter	30,000
$1,964,000

Rent expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2013 and 2012 was approximately $419,000 and $380,000, respectively.

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

•
The employment agreement with the Company’s chief executive officer was renewed in February 2007, and was for an initial term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term, unless either party gives notice of their intent not to renew before the end of the first year of each three-year term. The contract currently expires on February 1, 2017.

•	The chief financial officer’s agreement was renewed in June 2013 and expires in June 2015.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

•	The president's employment agreement was renewed on October 1, 2011 for a period of three years.

•	The chief technology officer’s agreement was renewed on March 1, 2014 for a period of two years.
Each employment agreement provides for specified annual base salaries, subject to increases at the discretion of the Company’s board of directors. Under certain agreements, if the Company terminates any executive’s employment without cause, or if an executive terminates his employment for good reason, the executive is entitled to receive certain severance benefits. Each of the president's, chief financial and technology officers' contracts renew automatically for an additional two-year period unless notice is given prior to the expiration of the respective contract.

The aggregate commitments under the employment agreements exclusive of the renewal options for the senior executives described above approximated $864,000, $628,000 and $390,000 payable in 2014, 2015 and 2016 respectively.

Litigation - From time to time, the Company may be involved in litigation through the normal course of business. Currently, there is no pending litigation.