Form 10-K/A
period 2013-12-31
SmartPros Ltd.
filed 2014-04-29
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

914-345-2620

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
None.

EXPLANATORY NOTE
SmartPros Ltd. (the “Company,” “SmartPros,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2014, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2014.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and Exhibits 32.1 and 32.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

i

SMARTPROS LTD.
Form 10-K Annual Report

________________________________________________________________________________________________________________________

ii

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names, ages and principal positions of our executive officers and directors as of April 15, 2014:

Name	Age	Position

Allen S. Greene	67
Chief Executive Officer, Chairman of the Board and Class III Director, Chairman and Chief Executive Officer of SmartPros Legal and Ethics, Ltd., Skye Multimedia Ltd. and Loscalzo Associates, Ltd., and Chairman of iReflect, LLC

Jack Fingerhut	63	President and Class II Director

Stanley P. Wirtheim	64	Chief Accounting and Financial Officer, Treasurer and Chief Financial Officer of iReflect, LLC

Joseph R. Fish	48	Chief Technology Officer

Leonard J. Stanley	59	Class III Director

Martin H. Lager	62	Class I Director

John J. Gorman	59	Class I Director

Karen S. Stolzar	65	Vice-President and Secretary

Significant Employees

Seth Oberman	49	President of Skye Multimedia, Inc. and iReflect, LLC

Stacey Painter(1)	48	President of Loscalzo Associates, Ltd.

Michael Fowler	50	Executive Vice President of Business Development
(1) Effective as of January 2, 2014, Ms. Painter replaced Mr. John Fleming as President of Loscalzo Associates, Ltd.

The principal occupation and business experience for at least the last five years for each executive officer, director and significant employee is set forth below.

Allen S. Greene. Mr. Greene has been the chairman of the Board since January 1, 2006 and our chief executive officer since April 2001. From April 2001 to December 31, 2006, he served as vice chairman of the Board. He is also chairman and chief executive officer of our SmartPros Legal and Ethics, Ltd. (formerly known as Working Values, Ltd.), Skye Multimedia, Ltd. and Loscalzo Associates, Ltd. subsidiaries, and chairman of iReflect, LLC., a joint venture of our Skye Multimedia subsidiary (“iReflect”) which provides an inter-active, web-based tool used for the development of marketing and presentation skills. From August 1997 until December 1999 he was the senior executive vice president, chief operating officer, and chief lending officer of Medallion Financial Corporation, a Nasdaq-listed financial holding company lending to small business. Mr. Greene holds a BBA from The Baruch School of the City University of New York in Finance and Investments, and an MBA from Baruch College of the City University of New York.

Jack Fingerhut. Mr. Fingerhut is one of our founders and has been a director since 1981. He has served as our president since March 1, 2006. From April 2004 until March 2006 he was senior executive vice president and from April 2004 through October 18, 2004, he also served as our treasurer. From 1998 through April 2004 he was president of the accounting division and from July 2002 through October 19, 2004, he was also our chief financial officer. He served as both our chief operating officer and chief financial officer from 1981 through 1998. In 1973, Mr. Fingerhut received a BA degree in History from the University of Maryland, and in 1974 he earned his MBA in Accounting from Rutgers University. He is a certified public accountant in New Jersey. Mr. Fingerhut is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Stanley P. Wirtheim. Mr. Wirtheim has been our chief accounting and financial officer and treasurer since October 19, 2004. In 2008, he was also appointed the chief financial officer of iReflect. Mr. Wirtheim is a certified public accountant in New York State. He works for us four full days per week so that he can maintain his independent accounting practice, Stanley P. Wirtheim, CPA, which he founded in 1997. Prior to his becoming our chief accounting and financial officer and since 1981, he has performed accounting services for us. Mr. Wirtheim received a BBA in accounting from Baruch College of the City University of New York in 1972.

Joseph R. Fish. Mr. Fish has been our chief technology officer since January 1, 2000. He joined us in November 1998 and, through December 31, 1999, served as our vice president of new media. Mr. Fish attended Embry-Riddle Aeronautical University in Katterbach, Germany.

Leonard J. Stanley. Mr. Stanley was appointed to the Board in August 2007. He currently provides consulting services in the financial services industry. From February 2007 to May 2008, he was a consultant to Stifel, Nicolaus & Company, Incorporated, a regional broker-dealer. From November 1994 through February 2007, Mr. Stanley was employed by Ryan Beck & Co., a middle market investment bank, where he was executive vice president – director of administration. His prior positions at Ryan Beck included chief administrative officer, chief financial officer and controller. Since May 1998, he has served as a member of the board of directors of Cenlar Capital Corporation and Cenlar Federal Savings Bank. Mr. Stanley received a BS in Accounting in 1976 from the State University of New York, Fredonia. He is a certified public accountant in the State of New Jersey.

Martin H. Lager. Mr. Lager has been serving as the chairman of our Audit Committee since his appointment to the Board in October 2004. Since January 1, 2004, Mr. Lager has been operating his own accounting practice, Martin H. Lager, CPA. From January 1, 1996 through December 31, 2003 Mr. Lager was a partner in the accounting firm of Rubin & Katz LLP where he was the manager of the tax department. Mr. Lager received a BS in Accounting from Babson College in 1974, and an MBA in Taxation in 1980 from St. John's University. He is a licensed certified public accountant in the State of New York.

John J. Gorman. Mr. Gorman was appointed to the Board in January 2006 and has been serving as the chairman of our Compensation and Nominating Committee since November 2007. Mr. Gorman has been a partner at Luse, Gorman, Pomerenk & Schick, P.C., a Washington, DC law firm, since 1994. He specializes in providing both transactional and general corporate and securities law advice to public and private companies. Mr. Gorman is a faculty member of the National Association of Corporate Directors (NACD), and served as a Commissioner on the 2004 NACD Blue Ribbon Commission on Board Leadership.  Mr. Gorman earned a BS degree from Brown University in 1976, and a JD from Vanderbilt University School of Law in 1979.

Karen S. Stolzar. Ms. Stolzar has been a vice president of our accounting division since joining us in March 1990. She was appointed Secretary in March 2006. She oversees course compliancy and continuing education for our accounting division. Ms. Stolzar received a BA degree from Barnard College, Columbia University in 1971.

Significant Employees

Seth Oberman. Mr. Oberman is the co-founder and president of our Skye Multimedia, Inc. subsidiary, which we purchased in February 2006. He founded Skye in April 1995 and began working for us as of March 1, 2006. In 2008, he was also appointed the president of iReflect. Mr. Oberman received a BS in Business from Lehigh University in 1985.

Stacey Painter. Ms. Painter has been the president of our Loscalzo Associates, Ltd. subsidiary since January 2, 2014. She joined Loscalzo Associates, Ltd. in January 2013 as its executive vice-president. Prior to joining Loscalzo Associates, Ltd., from 1999 to October 2012, she held various positions at Resources Global, Inc., the last being global managing director of accounting and finance services. Ms. Painter received a bachelor of business administration degree in 1990 from Pace University and is a Certified Public Accountant.

Michael Fowler. Mr. Fowler has been our executive vice president of business development since January 2014, prior to that he was senior vice-president of business develepment, from September 2007 through December 2013.. From November 2003 to September 2007, he was the senior director of business development for Thomson NETg, a provider of e-learning solutions for global enterprises, government, education and small- to medium-size businesses. From January 2001 to November 2003, he worked for Kaplan Financial, a provider of education and compliance solutions for the insurance and financial services industries, where he held the positions of vice president of strategy, from January 2001 to January 2003, and vice president of business partnerships, from January 2003 to November 2003.  Mr. Fowler received a BBA in Marketing from the Grand Valley State University of Michigan in 1985.

Following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as one of our directors:

•
Mr. Greene’s professional experience and knowledge of our business and operations provides a critical link between management and the Board, enabling the board to provide its oversight function with the benefit of management’s perspective of the business.

•
Mr. Fingerhut’s knowledge of our business and background with the company as a founder and a director on the Board since 1981 provides the Board with valuable leadership skills and insight into our business.

•
Mr. Gorman’s knowledge and understanding of securities regulations, and extensive knowledge, background and experience in both the financial services and legal sectors, which represents a substantial portion of our business, qualifies him to serve as one of our directors.

•
Mr. Lager’s background and knowledge as a practicing certified public accountant provides the Board with the financial expertise it needs and valuable insight into the continuing educational needs and preferences of the accounting profession.

•
Mr. Stanley’s professional experience gained as a certified public accountant and a senior manager in the financial services industry provides the Board with financial expertise and insight of the financial services industry.

Audit Committee Financial Expert

The Board has determined that the Chairman of the Audit Committee, Mr. Lager, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of the listing standards of the NASDAQ Capital Market (“NASDAQ”), and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Committees of the Board of Directors

The Board established an Audit Committee and a Compensation and Nominating Committee. The members of both committees are independent for purposes of the NASDAQ listing standards.

The Chairman of our Audit Committee is Mr. Lager and the other members of the committee are Messrs. Stanley and Gorman. All of the members qualify as “independent” in accordance with the applicable rules under the U.S. Securities and Exchange Commission (“SEC”) and NASDAQ. The Audit Committee meets with management and our independent public accountants to determine the adequacy of internal controls and other financial reporting matters and review related party transactions for potential conflict-of-interest situations. A copy of the Audit Committee charter is available on our Web site at www.smartpros.com. The Audit Committee met four times in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SmartPros’ officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with during 2013. With respect to any former directors, officers, and 10% stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).
Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, and all of our other employees and directors. The Code of Ethics is posted on our Website at http://ir.smartpros.com. Amendments to and waivers from the Code of Ethics will also be posted on our Website.

[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION AND TRANSACTIONS WITH DIRECTORS, OFFICERS AND PRINCIPAL HOLDERS

The following table sets forth information regarding compensation awarded to, earned by, or paid to our principal executive officer and our two most highly compensated executive officers, other than our principal executive officer whose total compensation exceeded $100,000 in 2013 (collectively, the “Named Executive Officers”), for all services rendered to us in all capacities during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)(1)	Stock Awards (e)(2)	Option Awards (f)(2)	All Other Comp (i)(3)	Total (j)

Allen S. Greene, Chief Executive Officer	2013 2012	$355,000 $350,000	$ - $ -	$22,050(4) $ -	$12,200(7) $ -	$43,769 $41,204	$433,019 $391,204

Jack Fingerhut, President	2013 2012	$227,000 $225,000	$ - $ -	$ 8,820(5) $ -	$ 2,400(8) $ -	$24,207 $23,517	$262,427 $248,517

Joseph Fish Chief Technology Officer	2013 2012	$207,000 $205,000	$ - $ -	$ 7,350(6) $ -	$ 2,000(9) $ -	$27,826 $26,183	$244,176 $231,183

(1)	No cash bonuses were awarded in 2012 or 2013.

(2)
Represents the aggregate grant-date fair value of the awards computed in accordance the Financial Accounting Standards Board (FASB) Accounting Standards Codified Topic 718 ("FASB ASC Topic 718"). The assumptions underlying the valuation of equity awards are set forth in footnote# 6 of our financial statements, included in the Annual Report on Form 10-K provided with this Proxy Statement.

(3)	Car allowance (net of taxable portion) or payment, and medical and long-term disability insurance.

(4)	Represents the grant-date fair value on an aggregate of 15,000 Common Shares awarded on February 5, 2013 of which (i) 7,500 shares vest in two equal installments on February 1, 2014 and 2015.

(5)	Represents the grant-date fair value on an aggregate of 6,000 Common Shares awarded on February 5, 2013, all of which vest on February 1, 2016.

(6)	Represents the grant-date fair value on an aggregate of 5,000 Common Shares awarded on February 5, 2013, all of which vest on February 1, 2016.

(7)
Represents the grant-date fair value on an option awarded on February 5, 2013 exercisable for 15,000 Common Shares at an exercise price of $1.47 and vest in two equal installments on February 1, 2014 and 2015.

(8)	Represents the grant-date fair value on an option awarded on February 5, 2013 exercisable for 6,000 Common Shares at an exercise price of $1.47, all of which vest on February 1, 2016.

(9)	Represents the grant-date fair value on an option awarded on February 5, 2013 exercisable for 5,000 Common Shares at an exercise price of $1.47, all of which vest on February 1, 2016.

Employment Agreements

We have employment agreements with each of the Named Executive Officers.

The employment agreement with Allen S. Greene, as amended to date, is for a term of three years but renews automatically for a new three-year term at the end of the first year of each three-year term unless either party gives written notice at least thirty (30) days prior to the end of the first year of each three year term of its intention not to renew the agreement. In 2013, Mr. Greene’s annual base salary was $355,000 and was subject to increases and bonuses awarded by the compensation committee. Mr. Greene is also entitled to either a company car or a car allowance and is also entitled to participate in all of our employee benefit programs, including health and long-term disability insurance. In the event we terminate the agreement without cause (as defined) or if Mr. Greene terminates the agreement for good reason (as defined), Mr. Greene is entitled to the remainder of his base salary and all fringe benefits and an average of the last two years annual bonuses.

The employment agreement with Jack Fingerhut, as amended to date, is for a term of three years, through September 30, 2014, but renews automatically for a new three-year term at the end of each successive three-year term unless either party gives written notice of nonrenewal at least thirty (30) days prior to the end of any term of its intention not to renew the agreement. In 2013, Mr. Fingerhut’s annual base salary was $227,000 and was subject to increases and bonuses awarded by the compensation committee. He is also entitled to participate in all of our employee benefit programs, including health and long-term disability insurance. In addition, he receives an annual car allowance. In the event: (i) his contract is terminated by us without cause (as defined), he will be entitled to his base salary and all fringe benefits for the remainder of the term of the contract, and a payment equal to the average of the then last two years bonuses multiplied by the number of years, or fraction thereof, remaining on the term of the contract; or (ii) he is not continued in a position at the same or greater salary within 30 days after a change in control (as defined), he will be entitled to severance pay equal to his annual base salary in lieu of any other payments that would be due under the contract.

The employment agreement with Joseph Fish, as amended to date, was for a term of two years, originally through February 28, 2014. As of March 1, 2014, it automatically renewed for an additional new two-year term, through February 28, 2016. The employment agreement will continue to automatically renew at the end of each successive two-year term unless either party gives written notice of nonrenewal at least thirty (30) days prior to the end of any term of its intention not to renew the agreement. In 2013, Mr. Fish’s annual base salary was $207,000 and was subject to increases and bonuses awarded by the compensation committee. He is also entitled to participate in all of our employee benefit programs, including health and long-term disability insurance. In addition, he receives an annual car allowance. In the event: (i) his contract is terminated by us without cause (as defined), he will be entitled to his base salary for the remainder of the term of the contract; (ii) he is not continued in a position at the same or greater salary within 30 days after a change in control (as defined) during the first year of any two-year term, he will be entitled to severance pay equal to his annual base salary in lieu of any other payments that would be due under the contract; or (iii) he is not continued in a position at the same or greater salary within 30 days after a change in control (as defined) during the second year of any two-year term, he will be entitled to severance pay equal to six (6) months of his base salary in lieu of any other payments that would be due under the contract.

Outstanding Equity Awards At December 31, 2013 (Fiscal Year-End)

	Options Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options(#) Exercisable (b)	Number of Securities Underlying Unexercised Options(#) Unexercisable (c)	Option Exercise Price (e)	Option Expiration Date (f)	Number of Shares of Stock That Have Not Vested (g)	Market Value of Shares That Have Not Vested (h)(1)
Allen S. Greene	10,000(2)	--	$5.78	09/23/2017	11,111(3)	$27,666
	50,000(4)	--	$2.54	02/19/2019	15,000(6)	$37,350
	50,000(5)	--	$1.99	08/08/2021
		15,000(6)	$1.47	02/05/2023

Jack Fingerhut	10,000(7)	--	$2.75	10/11/2016	5,000(3)	$12,450
	5,000(2)	--	$5.78	09/23/2017	6,000(6)	$14,940
	--	10,000(5)	$1.99	08/08/2021
	--	6,000(6)	$1.47	02/05/2023

Joseph Fish	15,000(8)	--	$3.44	10/02/2015	5,000(3)	$12,450
	--	25,000(5)	$1.99	08/08/2021	5,000(6)	$12,450
	--	5,000(6)	$1.47	02/05/2023

(1)	Market value as of December 31, 2013 at closing price of $2.49.

(2)	Awarded on September 24, 2007.

(3)
Awarded on March 10, 2011. As of December 31, 2013, 11,111 shares of Mr. Greene’s award (of 33,333 shares) remained unvested. The remaining 11,111 shares of Mr. Greene's award, and all 5,000 shares of Mr. Fingerhut’s award and Mr. Fish’s award, respectively, vested on March 1, 2014.

(4)	Awarded on February 19, 2009.

(5)	Awarded on August 9, 2011. Messrs. Fingerhut’s and Fish’s options cliff vest on August 8, 2014 and February 28, 2015, respectively.

(6)
Awarded on February 5, 2013. As of December 31, 2013, Mr. Greene’s award vest in two equal installments of 7,500 shares on each of February 1, 2014 and 2015, respectively. As of February 1, 2014, the first installment of 7,500 shares of Mr. Greene's awarded vested. The awards to each of Messrs. Fingerhut and Fish have cliff vesting on February 1, 2016.

(7)	Awarded on October 12, 2016.

(8)	Awarded on October 3, 2005.

We maintain a 401(k) plan for our employees. We did not make any matching contributions in 2012 or 2013. We do not provide for any other retirement benefit for any of our employees, including executive officers.

Compensation of Directors

Each non-employee director receives an annual fee of $10,500, payable in equal quarterly installments, and $500 plus reimbursement for actual out-of-pocket expenses in connection with each Board meeting attended in person and $200 for each board meeting attended telephonically. The head of the Audit Committee receives an annual fee of $1,000, payable in equal quarterly installments. Each member of the Audit Committee and Compensation and Nominating Committee receives $500 for each committee meeting he attends in person and $200 for each meeting attended telephonically unless the meeting immediately precedes or follows a meeting of the Board, in which case he will receive $200 for attending in person or $100 if he attends by telephone. At the discretion of the Board, newly elected independent directors may be granted stock options pursuant to the terms of our Stock Option Plan.

To align the interests of our non-employee directors with those of our stockholders, non-employee directors are each awarded stock options exercisable for 9,000 Common Shares upon joining the Board or 10,000 Common Shares, if at such time the director is also appointed a chairman of a committee of the Board. After three-years of service on the Board, non-employee directors are entitled to an annual award of stock options exercisable for 1,000 Common Shares. As of December 31, 2013, no such annual stock option awards have been granted. All such awards are subject to adjustment at the sole discretion of the Board.

Director Compensation

The following table provides compensation information for the year ended December 31, 2013 for each of the independent members of the Board.

Name (1)	Fees Earned In Cash	Stock Awards ($)(2)	Total ($)

Marin H. Lager	$12,800	$2,205	$15,005
John Gorman	$10,200	$2,205	$12,405
Leonard J. Stanley	$11,800	$2,205	$14,005

(1)
At December 31, 2013: (i) Mr. Lager held an option exercisable for up to 10,000 shares at an exercise price of $4.00 per share; (ii) Mr. Gorman held an option exercisable for up to 9,000 shares at an exercise price of $3.05 per share; and (iii) Mr. Stanley held an option exercisable for up to 9,000 shares with an exercise price of $5.94.

(2)
Represents the aggregate grant-date fair value of the awards computed in accordance the Financial Accounting Standards Board (FASB) Accounting Standards Codified Topic 718 ("FASB ASC Topic 718"). The assumptions underlying the valuation of equity awards are set forth in footnote# 6 of our financial statements, included in the Annual Report on Form 10-K provided with this Proxy Statement.

Limitation of Directors' Liability and Indemnification

Our certificate of incorporation limits the liability of individual directors for specified breaches of their fiduciary duty. The effect of this provision is to eliminate the liability of directors for monetary damages arising out of their failure, through negligent or grossly negligent conduct, to satisfy their duty of care, which requires them to exercise informed business judgment. The liability of directors under the federal securities laws is not affected. A director may be liable for monetary damages only if a claimant can show receipt of financial benefit to which the director is not entitled, intentional infliction of harm on us or on our stockholders, a violation of Section 174 of the Delaware General Corporation Law (dealing with unlawful distributions to stockholders effected by vote of directors), and any amended or successor provision thereto, or an intentional violation of criminal law.

Our certificate of incorporation also provides that we will indemnify each of our directors or officers, and their heirs, administrators, successors and assigns against any and all expenses, including amounts paid upon judgments, counsel fees, and amounts paid or to be paid in settlement before or after suit is commenced, actually and necessarily incurred by such persons in connection with the defense or settlement of any claim, action, suit or proceeding, in which they, or any of them are made parties, or which may be asserted against them or any of them by reason of being, or having been, directors or officers of the corporation, except in relation to such matters in which such director or officer shall be adjudged to be liable for his own negligence or misconduct in the performance of his duty.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which we are required or permitted to provide indemnification. We are also not aware of any threatened litigation or proceedings that may result in a claim for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (“Securities Act”), may be permitted to directors, officers or controlling persons under our certificate of incorporation, we have been informed that, in the opinion of the SEC, indemnification is against public policy as expressed in the Securities Act and is unenforceable.

[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our Common Shares as of the April 15, 2014:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding Common Shares;

•	each director;

•	each Named Executive Officer; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the Common Shares owned by them. The individual stockholders have furnished all information concerning their respective beneficial ownership to us.

Name and address of beneficial owner (1)	Common Shares Beneficially Owned (2)	Percent of Common Shares Beneficially Owned (3)

Directors and Named Executive Officers
Allen S. Greene	470,214(4)	9.8%
Jack Fingerhut	173,498(5)	3.7%
Joseph Fish	25,000(6)	*
Martin H. Lager	26,833(7)	*
John J. Gorman	59,100(8)	1.3%
Leonard J. Stanley	16,000(8)	*
All directors and executive officers as a group(8 persons)	767,373(9)	16.3%

Zohar Ben-Dov 2125 Hatchers Mill Road Marshall, Virginia 20115	638,259(10)	13.6%

Perritt Capital Management, Inc., 300 South Wacker Drive, Suite 2880 Chicago, Illinois 60606	262,000(11)	5.6%

*Less than 1%

(1)	Unless otherwise indicated all addresses are c/o SmartPros Ltd., 12 Skyline Drive, Hawthorne, New York 10532.

(2)
According to the rules and regulations of the SEC, Common Shares that a person has a right to acquire within 60 days of the date of this Proxy Statement are deemed to be beneficially owned by that person and outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 4,684,441 Common Shares outstanding as of the April 15, 2014.

(4)	Includes 117,500 Common Shares underlying outstanding options and 7,500 Common Shares that are subject to vesting.

(5)	Includes 15,000 Common Shares underlying options and 6,000 Common Shares are subject to vesting.

(6)	Includes 15,000 Common Shares underlying options and 5,000 Common Shares are subject to vesting.

(7)	Includes 10,000 Common Shares underlying options, 12,333 Common Shares beneficially owned by Mr. Lager as trustee of the trust U/W/O Irwin Lager and 1,000 Common Shares that are subject to vesting.

(8)	Includes 9,000 Common Shares underlying options and 1,000 Common Shares that are subject to vesting.

(9)	Includes an aggregate of 185,500 Common Shares underlying outstanding options and an aggregate of 23,500 Common Shares are subject to vesting.

(10)	The information with respect to this stockholder is derived from the Form 4 filed by the stockholder on January 2, 2013 with the SEC.

(11)	The information with respect to this stockholder is derived from the Schedule 13G filed by the stockholder on February 14, 2014 with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

To attract and retain the personnel necessary for our success, we adopted our 2009 Incentive Compensation Plan (the “2009 Plan”) which was approved by stockholders at the 2009 annual meeting of stockholders and replaced the 1999 Stock Option Plan.

800,000 Common Shares are authorized and available for issuance under the 2009 Plan of which a maximum of 200,000 Common Shares can be issued pursuant to awards in the form of restricted stock and restricted stock units; provided, however, the number of Common Shares available for new awards under the 2009 Plan are reduced by the number of shares issued on or after January 1, 2009 upon the exercise of outstanding stock options, covered by outstanding stock options and restricted stock awards granted under the 1999 Plan. Any outstanding stock options granted under the 1999 Plan that are cancelled or expire unexercised and any restricted stock awards granted under the 1999 Plan that are forfeited will increase the number of Common Shares available for new awards under the 2009 Plan up to a maximum of 800,000 Common Shares. The number of Common Shares authorized and available for issuance under the 2009 Plan is subject to adjustment in the event of a stock split, stock dividend, recapitalization, spin-off or similar action.

Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. The 2009 Plan is administered by the Compensation and Nominating Committee and provides for equity awards to our employees and others who perform services for us, which would include directors and consultants. Stock options granted under this plan must be exercised within a maximum of 10 years from the date of grant at an exercise price that is not less than the fair market value of the Common Shares on the date of the grant. Options granted to stockholders owning more than 10% of our outstanding Common Shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the Common Shares on the date of the grant.

The following table sets forth the information about our 2009 Plan as of December 31, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	328,733(1)	$2.89	366,934

(1) Does not include 77,611 restricted Common Shares issued under the 2009 Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

There are no currently proposed, and during the fiscal years ended December 31, 2012 and 2013 there were no, transactions in an amount exceeding $120,000 in which any officer, director or 5% shareholder (including any immediate family member of any of the foregoing) will have or had a direct or indirect material interest.

Martin H. Lager, John Gorman and Leonard J. Stanley, members of the Board, qualify as “independent” in accordance with the applicable rules under the SEC and NASDAQ. In determining director independence, the Board considered the compensation paid to Messrs. Lager, Stanley and Gorman for the year ended December 31, 2013, disclosed in “Director Compensation,” above, and determined that such compensation was for services rendered to the Board and therefore did not impact their ability to continue to serve as independent directors.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Baker Tilly Virchow Krause, LLP (formerly, Holtz Rubenstein Reminick LLP), for the fiscal years ended December 31, 2013 and 2012, are as follows:

	2013	2012
Audit fees (1)	$99,500	$99,500
Audit-related fees	--	--
Total audit and audit-related fees	99,500	99,500
Tax fees	--	--
All other fees	--	--
Total fees	$99,500	$99,500
(1) Includes $16,500 of fees billed for services rendered in connection with their review of our quarterly reports on Form 10-Q for the fiscal years ended December 31, 2013 and 2012, respectively.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before they are engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

	By:	/s/ Allen S. Greene
Allen S. Greene
Chief Executive Officer

Date: April 29, 2014
________________________________________________________________________________________________________________________

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.