Form 10-Q
period 2014-03-31
SmartPros Ltd.
filed 2014-05-06
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
Commission File Number 001-32300

SMARTPROS LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4100476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Skyline Drive, Hawthorne, New York 10532

(Address of principal executive office)

(914) 345-2620
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 6, 2014, there were 4,684,441 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
March 31, 2014

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,259,862	$5,303,657
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 at March 31, 2014 and December 31, 2013, respectively	1,909,738	2,430,495
Prepaid expenses and other current assets	510,358	340,463
Current income tax benefit	250,000	—
Total Current Assets	6,929,958	8,074,615
Property and equipment, net	543,917	566,475
Goodwill	2,807,257	2,807,257
Other intangibles, net	3,649,092	3,516,411
Other assets, including restricted cash of $75,000	104,165	104,515
Deferred tax asset	600,000	600,000
Investment in joint venture	1,893	2,268
	7,706,324	7,596,926
Total Assets	$14,636,282	$15,671,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$681,933	$1,203,222
Accrued expenses	149,501	234,863
Dividend payable	70,267	70,289
Deferred revenue	4,404,535	4,395,166
Total Current Liabilities	5,306,236	5,903,540
Other liabilities	69,310	70,378
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,665,433 shares issued as of March 31, 2014 and December 31, 2013, respectively; and 4,684,441 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	567	567
Additional paid-in capital	17,164,082	17,217,008
Accumulated deficit	(5,218,181)	(4,834,220)
Common stock in treasury, at cost – 980,992 shares at March 31, 2014 and December 31, 2013 respectively	(2,685,732)	(2,685,732)
Total Stockholders’ Equity	9,260,736	9,697,623
Total Liabilities and Stockholders’ Equity	$14,636,282	$15,671,541
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenues	$2,988,003	$3,218,667
Cost of revenues	1,545,668	1,427,454
Gross profit	1,442,335	1,791,213
Operating Expenses:
Selling, general and administrative	1,821,953	2,101,027
Depreciation and amortization	256,760	268,513
	2,078,713	2,369,540
Operating (loss)	(636,378)	(578,327)
Other Income (Expense):
Interest income (net)	6,573	6,495
Equity loss from joint venture	(375)	(3,247)
	6,198	3,248
(Loss) before income taxes	(630,180)	(575,079)
Benefit from income taxes	246,219	218,597
Net (loss)	$(383,961)	$(356,482)
Net (loss) per common share:
Basic net (loss) per common share	$(0.08)	$(0.08)
Diluted net(loss) per common share	$(0.08)	$(0.08)
Weighted Average Number of Shares Outstanding:
Basic	4,684,441	4,721,914
Diluted	4,684,441	4,721,914
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(383,961)	$(356,482)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	256,760	268,513
Stock compensation expense	17,342	26,558
Current income tax benefit	(250,000)	(220,000)
Equity loss from joint venture	375	3,247
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	520,757	1,423,192
Prepaid expenses and other current assets	(169,895)	(217,167)
Other assets	350	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(606,651)	(370,510)
Deferred revenue	9,369	(88,692)
Other liabilities	(1,068)	(1,434)
Total adjustments	(222,661)	823,707
Net Cash (Used in) Provided by Operating Activities	(606,622)	467,225
Cash Flows from Investing Activities:
Acquisition of property and equipment	(36,482)	(76,315)
Redemption of certificates of deposit	—	500,000
Capitalized software costs	(263,359)	(107,235)
Capitalized course costs	(67,043)	(22,327)
Additional investment in joint venture	—	(3,000)
Net Cash (Used in) Provided by Investing Activities	(366,884)	291,123
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(116,107)
Dividend paid	(70,289)	(58,936)
Net Cash (Used in) Financing Activities	(70,289)	(175,043)
Net (decrease) increase in cash and cash equivalents	(1,043,795)	583,305
Cash and cash equivalents, beginning of period	5,303,657	4,918,543
Cash and cash equivalents, end of period	$4,259,862	$5,501,848
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,781	$12,919

_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2014. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), Skye Multimedia Ltd. (“Skye”) and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated.

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
Capitalized Software
Capitalized software costs are those costs for internally developed software for either internal use by the Company or for license to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $263,000 in the first quarter of 2014 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $67,000 for the development of new courses during the first quarter of the fiscal year.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the three-months periods ended March 31, 2014 and 2013, the inclusion of Common Stock equivalents of 333,400 and 340,317 shares, respectively, would be anti-dilutive.
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
As of March 31, 2014, 335,400 options were outstanding, of which 167,400 and 168,000 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 244,900 are currently exercisable. In January 2014, the Company granted

10,000 options to an employee. The exercise price of the option grant is $2.59 per share. The options vest three years from date of grant and expire ten years from date of grant. Restricted stock grants outstanding as of March 31, 2014 totaled 50,500, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of March 31, 2014, 362,267 shares are available under the 2009 Plan, of which 81,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $17,300 and $26,600, for the three-month periods ended March 31, 2014 and 2013, respectively.
The assumptions used for the three-month period ended March 31, 2014, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-5 Years
Risk-free interest rate	0.15%
Expected volatility	40.0%
Expected dividend	$0.06
Weighted-average fair value of options during the period	$0.82
The following table represents our stock options granted, exercised and forfeited for the three-months ended March 31, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2014	328,733	$2.89	5.64
Granted	10,000	$2.59	9.75
Exercised	—	—	—
Forfeited/expired	(3,333)	$2.37	8.00
Outstanding at March 31, 2014	335,400	$2.88	5.52
Exercisable at March 31, 2014	244,900	$3.25	4.58

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its consolidated financial statements and net income for tax purposes, increased by net operating loss carryforwards, which expire through 2027. The Company has recorded a deferred tax asset of $2,188,000 at March 31, 2014 which is partially offset by a valuation reserve in the amount of $1,588,000. For the three-months ended March 31, 2014, the Company recorded a current income tax benefit of $250,000, principally attributable to its net loss for the current period, offset by state and local taxes of approximately $4,000, resulting in a net benefit of approximately $246,000. The current income tax benefit is expected to be utilized against taxable income generated in the fourth quarter of 2014. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
The Company did not issue any restricted stock grants, nor did it repurchase any shares under its stock buy back program.

Note 6. Subsequent Events

On May 6, 2014 the Company's board of directors declared a dividend of $.015 per common share payable on July 7, 2014 to shareholders of record as of June 20, 2014.

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

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the lack of the issuance of new financial accounting standards and the retreat from attempting to achieve greater compatibility with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees;

•	the development and acceptance of new technology as a delivery channel for the types of products and services we offer;

•	the securities industry's growing emphasis on applying technology based tools to address the growing complexity of compliance regulations;

•	the need to continuously update the content in our course catalogs; and

•	current economic conditions and competition.

Over the last five years, our annual net revenues have ranged from $19.3 million to $16.8 million in 2013. We experienced an overall decline in revenues from 2009 through 2012 and in 2013 our revenues increased by approximately $1 million to approximately $16.8 million from approximately $15.8 million in 2012. We attribute these fluctuations to a number of factors, but primarily due to general economic conditions as well as the relative absence of changes in laws, regulations and accounting standards. Many companies have looked at their budgets, reduced their headcounts and remain conservative when evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the staggering effects of the economy, along with the relative lack of new compliance challenges and the lack of perceived available time to dedicate to training in today's work environment have resulted in lowered attendance at our live seminars, and until recently reduced interest in custom work. We have countered these pressures by introducing new products and services, such as our eLP-Mobile Compatible Player. This Player enables our clients to experience the same high-quality and ease of use on mobile devices as experienced using their computers. We also introduced several other innovations including our Audit Management System (AMS), software designed for those industries having an internal branch audit function, CPE/CLE administration, refreshing our course libraries, re-mixing our product offerings and changing our selling strategies. We continue to believe that our growth will be through acquisitions, the development of new products and services and cross selling our existing libraries to the various client bases and markets we serve.
While we have seen an increase in some of our custom training projects, our subscription-based revenue in general has not fluctuated much from quarter to quarter or year to year. We have experienced a decline in revenue from live training programs and the sale of engineering courses which have adversely impacted our operating results. We believe that this trend is primarily due to current economic conditions, competition, consolidations in various industries and the relative absence of new accounting standards, laws and regulations. However, we believe that our subscription based products provide a cost-effective means for many companies to provide continuing education for their employees. We are constantly seeking both new markets to serve and new ways to market our products. As we expand our product offerings and the content of our various libraries, we are able to offer more products to the same customer through cross-selling. We also recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive net revenue.
Business acquisitions or strategic asset purchases are our preferred strategy to increase the breadth and depth of our current product offerings. Our goal is to maximize shareholder value rather than short-term profits. The size of the acquisitions may be determined, in part, by the amount of capital available to us and the liquidity and price of our stock. We may use debt to enhance or augment our ability to consummate larger transactions. While we cannot be certain that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset, we firmly believe in leveraging our assets and core competencies through strategic acquisitions.
Our core competencies and assets include technology solutions designed specifically for the delivery and administration of continuing professional education. This same technology is leveraged across most of our business operations. With the recent launch of our next generation proprietary software, SmartPros eCampus (eCampus) Learning Management System (LMS), we have a highly robust platform and toolset for managing and deploying corporate training and accredited continuing education programs in multiple formats. We anticipate that eCampus will help drive opportunities with both existing and new clients. It can also be licensed as a stand-alone-offering to companies of all sizes who are looking for a cost-effective cloud based LMS. In addition, we have developed technology so that our content may be used on mobile phones, tablets and other similar devices.
As we seek new business growth strategies, we recognize that many of the clients we service also require other solutions for their various needs. We are finding that our experience in critical compliance areas coupled with our technological expertise and resources represent a unique opportunity to desirable training solutions for clients seeking a one-stop source for their various training, compliance and other needs. An example of this is our AMS, designed for companies that perform internal audits of their branch offices that we developed in conjunction with a leading securities industry broker-dealer, leveraging our unique resources in response to their needs. We believe we have developed a suite of products addressing financial services regulatory training and branch audit compliance, that will attractive to many others in the securities market.
There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2013. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business.
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
Impairment of long-lived assets
We review long-lived assets and certain intangible assets at least annually or when events or circumstances indicate that the carrying amounts may not be recovered. We recognize that the economy has not yet fully recovered and has impacted the operations of certain divisions of our company. Therefore, we periodically review certain intangible assets related to prior acquisitions and management continues to monitor the situation as it relates to our overall operations.
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

Results of Operations
Our operating results for the three month periods ended March 31, 2014 were affected by a number of factors including the seasonality of some of our products, primarily live training, while other areas of the Company's revenues remained relatively flat or decreased slightly from 2013 to 2014, including net revenues from custom work thus resulting in an increase in our operating and net loss. The first three-months of 2014 as compared to the first three-months of 2013, reflected a 7% decrease in net revenues with an accompanying increase in cost of revenues. This resulted in a lower gross profit and increased our operating loss to $637,000 in 2014, from $578,000 in 2013. Our core businesses have remained fairly stable and we have seen an increase in some of our custom work. We continue to seek to acquire either content in new or complimentary markets, make our sales force more effective and reduce expenses where appropriate. We are also continuously looking for ways to upgrade our product offerings with either new content or upgrading our existing offerings with current technology. In the first quarter of 2014 we added approximately 25 new courses to our SPA library and intend to add a total of approximately 100 new courses to it in 2014. We are also upgrading and adding new course material to our engineering libraries.
Comparison of the results of operations for the three-months ended March 31, 2014 and 2013
We reported a $231,000, or 7% decrease in net revenues for the three-months ended March 31, 2014, compared to the same 2013 period. Our gross profit margin decreased to 48.3% in the 2014 period as compared to 55.7% in the 2013 period, as a result of various factors, including outsourced costs directly related to certain custom projects and our ongoing commitment to upgrading our course content and maintaining our technology. A portion of the decrease in net revenues came from our accounting and engineering divisions. Our Skye Multimedia Ltd. ("Skye") subsidiary and our Financial Services division revenues remained relatively constant from 2013 to 2014. Operating results for the 2014 period were impacted by overall decreases in net revenues, as we continue to seek ways to increase our sales. We recently added a sales person to cover a major territory for our accounting/finance products and intend to have internally developed technology replace some outsourced services in our financial services division. General and administrative expenses were approximately $279,000 lower in the 2014 period as compared to the 2013 period, and depreciation and amortization expense decreased approximately $12,000. Although we experienced an increase in net revenues from custom work in this quarter, we cannot be certain that it is indicative of future results. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed for the financial services industry. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. Our live training businesses had a small increase in revenues in the quarter, as they primarily recognize their revenue in the second through fourth quarters of the year.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are also delivered online and are also significant generators of net revenues. Approximately 49% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended March 31, 2014 and 2013. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of sale (video or online) as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,
	2014		2013
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$2,988,003	100.0%	$3,218,667	100.0%	(7.2)%
Cost of revenues	1,545,668	51.7%	1,427,454	44.3%	8.3%
Gross profit	1,442,335	48.3%	1,791,213	55.7%	(19.5)%
Selling, general and administrative	1,821,953	61.0%	2,101,027	65.3%	(13.3)%
Depreciation and amortization	256,760	8.6%	268,513	8.3%	(4.4)%
Total operating expenses	2,078,713	69.6%	2,369,540	56.4%	(12.3)%
Operating (loss)	(636,378)	(21.3)%	(578,327)	(18.0)%	10.0%
Other income, net	6,198	—%	3,248	—%	90.8%
Net (loss) before income tax	(630,180)	(21.1)%	(575,079)	(17.9)%	9.6%
Benefit from income taxes	246,219	8.2%	218,597	6.8%	12.6%
Net (loss)	$(383,961)	(12.9)%	$(356,482)	(11.1)%	7.7%

Net revenues
The decrease in net revenues reflected above was due to: (i) a $178,000 decrease in net revenues from our Accounting/Finance division; (ii) a $35,000 decrease in net revenues from our Skye subsidiary; (iii) a $71,000 decrease in net revenues from our engineering division; and (iv) a $52,000 decrease in net revenues from our SLE subsidiary. These decreases were offset by (i) a $10,000 increase in revenues from our Financial Services division; and (ii) a $95,000 increase in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, our Skye subsidiary may provide a custom e-learning solution for a client of our SLE subsidiary. However, SLE is credited with the entire amount of the sale.
Net revenues from the Accounting/Finance division were approximately $2.0 million and $2.2 million in the 2014 and 2013 periods respectively, or 68% and 69% of net revenues, respectively. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.8 million and $1.9 million in the 2014 and 2013 periods, respectively. Net revenues from other products in our Accounting/Finance division that are not subscription based and live-training decreased by approximately $49,000 in 2014 from the 2013 period, primarily a result of lower advertising revenues. Non-subscription-based revenues fluctuate from period to period and are not indicative of any trends. In the 2014 period, net revenues from online sales of accounting products decreased by approximately $109,000 as compared to the 2013 period, primarily as a result of a change in the number of users from one of our clients. Net revenues from our Loscalzo and EEI live training subsidiary and division increased by $38,000 in the 2014 period compared to the 2013 period. The increase in net revenues is from some additional in-house live training events and increased revenues from CPE administration.
For the three-months ended March 31, 2014, Skye generated net revenues of $324,000 compared to $359,000 in the first quarter of 2013. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. In addition, Skye performs services for other divisions of our company, for which it does not receive any revenue recognition. Although we see an increase in request for proposals from clients, no assurance can be given that these requests will result in signed contracts or future revenues. Skye continues to see competitive pressure from both domestic and foreign sources, especially in pricing, Businesses are continuously evaluating these types of services and products and their cost effectiveness. Often contracts are signed but the work does not begin for a period of time thereafter. Skye continues to market its iReflect product developed in a joint venture.
Our Financial Services division generated $334,000 of net revenues in the quarter ended March 31, 2014. For the quarter ended March 31, 2013, this division generated $324,000 of net revenues. The increase is primarily due to the recognition of income from new technology based products and increased services to clients. With our AMS system now operating, we intend to market this product to other companies in the financial services sector and with modifications can be used by any company that performs an internal branch audit function.
For the quarter ended March 31, 2014, SLE had net revenues of $76,000 compared to net revenues of $128,000 for the comparable 2013 quarter. For the 2014 period, $4,000 of SLE’s net revenues was generated by our Working Values Ethics and Compliance division, and $72,000 was generated by our Cognistar Legal division, as compared to $37,000 and $91,000, respectively, in the 2013 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.
Our Engineering division generated $83,000 of net revenues in the first quarter of 2014 compared to $154,000 in the first quarter of 2013. The decrease is primarily from lower sales to professional organizations due to the removal of our engineering prep courses, as we re-write them to comply with current standards. We anticipate one of the new prep courses to be released in the second quarter and the other course to be released either at the end of second quarter or during the third quarter. We have also recently introduced a Construction Project Management course. Sales of our engineering products are not subscription based. We now include our information technology product, Watch-IT's revenues in the Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the first quarter of 2014 were $132,000. In comparison, these divisions recorded $37,000 of net revenue for the first quarter of 2013.
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
Our gross profit margin for the three-months ended March 31, 2014 decreased to 48.3% from 55.7% in the comparable 2013 period, primarily due to the decrease in revenues and the mix of services rendered. In the 2014 period our video production division produced an educational program that required the use of a significant number of outsourced actors and video production personnel. While we have made meaningful reductions in technology personnel this is offset by the continual cost of outsourced labor. The costs of updating either our course content or existing software and maintaining our technology are charged to expense as they are incurred.
Cost of revenues increased by approximately $118,000 in the 2014 period as compared to the 2013 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $63,000. This increase is primarily related to a custom education program produced by our video department as well as costs related to our continual upgrading of existing products and content. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, increased approximately $99,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating. With the anticipated release of our accreditation system we anticipate cost savings during the second half of the year.

•
Royalties. Royalty expense decreased by $17,000 in the three-month period ended March 31, 2014 compared to the corresponding period in 2013. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $39,000, a result of capitalizing more internal labor costs in 2014 as compared to 2013.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs increased $12,000 in the 2014 period from the 2013 period, and is primarily related to venues, travel and other costs from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the first quarter of 2014 decreased by approximately $279,000, or 13.3%, compared to the same 2013 period. This decrease is attributable to a number of factors, that are highlighted below.
Compensation expense in the first quarter of 2014 period decreased by $223,000 compared to the same 2013 period. The decrease in costs is primarily attributable to the reduction in headcount in 2013. We had 42 and 47 full and part-time general and administrative employees at March 31, 2014 and 2013, respectively. In addition, compensation expense includes stock based compensation expense of $17,000 for the 2014 period and $27,000 for the 2013 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by approximately $56,000 in the first quarter of 2014 as compared to the same period in 2013, primarily a result of reduced expenditures for outsourced sales and customer service. While we have not added any additional outsourced sales and customer service personnel in 2014, we have been able to control those costs by relocating certain positions to Central Europe from Canada and India. However, as we constantly upgrade and expand our technology and Internet capabilities, this results in related increased costs for such things as web-bandwidth and hardware and software maintenance and support. We make every effort to control our costs, and we can only anticipate that some selling, general and administrative expenses, such as insurance, travel and other costs may increase.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $12,000, to approximately $257,000, in the first quarter of 2014 compared to approximately $269,000 the first quarter of 2013. We expect our depreciation and amortization expense on our fixed and intangible assets to increase in the current year, as older assets are replaced and we start to amortize the cost of internally developed software. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating (loss)
For the three-months ended March 31, 2014, the operating loss was approximately $636,000 compared to an operating loss of approximately $578,000 in the corresponding 2013 period, primarily as a result of decreased revenues offset by a decrease in our selling, general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net equity loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the first quarter of 2014 we had net other income of approximately $6,200 as compared to approximately $3,200 in the same 2013 period.
Income taxes
For the three-months ended March 31, 2014, we recorded an approximate net $246,000 current income tax benefit, as compared to an approximate net current income tax benefit of $219,000 in the same 2013 period. The current benefit is from the utilization of the net loss after adjusting for any state and local income taxes paid.
Net (loss)
For the three-months ended March 31, 2014 we recorded a net loss of approximately $384,000. For the comparable period in 2013 we recorded a net loss of approximately $356,000, or $0.08 per share, basic and diluted for both periods.

Liquidity and Capital Resources
At March 31, 2014 we had no long-term debt.
Our working capital as of March 31, 2014 was approximately $1.6 million compared to $2.2 million at December 31, 2013. Our current ratio at March 31, 2014 and December 31, 2013 was 1.31 to 1 and 1.37 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.4 million at March 31, 2014 and $4.4 million at December 31, 2013.
At March 31, 2014, we had cash and cash equivalents of approximately $4.3 million. For the three-months ended March 31, 2014, we reported a net decrease in cash and cash equivalents of approximately $1.04 million that includes approximately $606,000 of cash used in operating activities; $367,000 of cash used in investing activities; and approximately $70,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues. Our cash balances fluctuate periodically due to timing differences such as the dates of certain large live training events.
At March 31, 2014, we had approximately $1.9 million in receivables and $831,000 in payables and accrued expenses, as compared to $2.4 million of receivables and $1.44 million in payables and accrued expenses at December 31, 2013, exclusive of dividends payable.
For the three-months ended March 31, 2014 net cash used in investing activities was approximately $367,000, which included capital expenditures consisting of computer equipment and software purchases of $36,000, $67,000 for course development and $263,000 for capitalized software, as compared to approximately $291,000 expended in the first three-months of 2013. We anticipate that our capital expenditures for the remainder of 2014 will be substantially lower as compared to 2013, as we complete the capitalization of the cost of new technology. We anticipate substantial completion of our major technology projects by the end of second quarter. We continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Cash used in financing activities for the three-months ended March 31, 2014 reflects dividends paid of approximately $70,000. In May 2014, our board of directors declared a dividend of $.015 per common share payable on July 7, 2014 to shareholders of record as of June 20, 2014. As of March 31, 2014, $750,000 was available under our stock buy back program. With the reduction in the number of outstanding shares and the various regulations governing such purchases, the Company has had difficulty in repurchasing its shares.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2014 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
During the three month period ended March 31, 2014, we did not make any repurchases under our stock buy-back program. As set forth below, $750,000 was available under our stock buy back program as of March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-31, 2014)	—	—	—	$750,000
Month #2 (February 1-28, 2014)	—	—	—	—
Month #3 (March 1-31, 2014)	—	—	—	—
Total	—	—	—	$750,000

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	May 6, 2014	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2014	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)