Form 10-Q
period 2014-09-30
SmartPros Ltd.
filed 2014-11-04
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 4, 2014, there were 4,658,482 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
September 30, 2014

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,874,708	$5,303,657
Accounts receivable, net of allowance for doubtful accounts of approximately $30,000 and $20,000 at September 30, 2014 and December 31, 2013, respectively	1,705,072	2,430,495
Prepaid expenses and other current assets	433,391	340,463
Total Current Assets	6,013,171	8,074,615
Property and equipment, net	461,242	566,475
Goodwill	2,807,257	2,807,257
Other intangibles, net	3,555,269	3,516,411
Other assets, including restricted cash of $75,000	99,152	104,515
Deferred tax asset	600,000	600,000
Investment in joint venture	1,072	2,268
	7,523,992	7,596,926
Total Assets	$13,537,163	$15,671,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$685,580	$1,203,222
Accrued expenses	185,473	234,863
Dividend payable	69,877	70,289
Deferred revenue	4,305,282	4,395,166
Total Current Liabilities	5,246,212	5,903,540
Other liabilities	67,174	70,378
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,665,433 shares issued as of September 30, 2014 and December 31, 2013, respectively; and 4,658,482 and 4,684,441 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	567	567
Additional paid-in capital	17,044,240	17,217,008
Accumulated deficit	(6,083,830)	(4,834,220)
Common stock in treasury, at cost – 1,006,951 and 980,992 shares at September 30, 2014 and December 31, 2013, respectively	(2,737,200)	(2,685,732)
Total Stockholders’ Equity	8,223,777	9,697,623
Total Liabilities and Stockholders’ Equity	$13,537,163	$15,671,541
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2014	2013	2014	2013
Net revenues	$3,101,108	$3,756,349	$10,077,471	$11,506,704
Cost of revenues	1,566,071	1,608,687	5,067,645	5,095,594
Gross profit	1,535,037	2,147,662	5,009,826	6,411,110
Operating Expenses:
Selling, general and administrative	1,667,623	1,836,413	5,494,134	6,026,968
Depreciation and amortization	271,891	310,845	794,643	855,133
	1,939,514	2,147,258	6,288,777	6,882,101
Operating (loss) income	(404,477)	404	(1,278,951)	(470,991)
Other Income (Expense):
Interest income (net)	5,013	8,008	16,922	19,486
Equity loss from joint venture	(375)	(375)	(1,196)	(5,604)
	4,638	7,633	15,726	13,882
(Loss) income before income taxes	(399,839)	8,037	(1,263,225)	(457,109)
(Provision) benefit for income taxes	(232,216)	1,035	13,615	178,007
Net (loss) income	$(632,055)	$9,072	$(1,249,610)	$(279,102)
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.14)	$—	$(0.27)	$(0.06)
Diluted net (loss) income per common share	$(0.14)	$—	$(0.27)	$(0.06)
Weighted Average Number of Shares Outstanding:
Basic	4,675,092	4,683,821	4,681,325	4,695,557
Diluted	4,675,092	4,689,589	4,681,325	4,695,557
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,249,610)	$(279,102)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	794,643	855,133
Stock compensation expense	37,644	78,409
Current income tax benefit	—	(190,000)
Equity loss from joint venture	1,196	5,604
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	725,423	639,873
Prepaid expenses and other current assets	(92,928)	(185,619)
Other assets	5,363	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(567,032)	66,407
Deferred revenue	(89,884)	(163,210)
Other liabilities	(3,204)	(4,302)
Total adjustments	811,221	1,102,295
Net Cash (Used in) Provided by Operating Activities	(438,389)	823,193
Cash Flows from Investing Activities:
Acquisition of property and equipment	(76,536)	(187,592)
Redemption of certificates of deposit	—	500,000
Capitalized software costs	(506,498)	(514,138)
Capitalized course costs	(145,235)	(86,528)
Additional investment in joint venture	—	(3,000)
Net Cash (Used in) Investing Activities	(728,269)	(291,258)
Cash Flows from Financing Activities:
Purchase of treasury stock	(51,468)	(116,107)
Dividend paid	(210,823)	(199,395)
Net Cash (Used in) Financing Activities	(262,291)	(315,502)
Net (decrease) increase in cash and cash equivalents	(1,428,949)	216,433
Cash and cash equivalents, beginning of period	5,303,657	4,918,543
Cash and cash equivalents, end of period	$3,874,708	$5,134,976
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4,180	$16,393

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

Revenue Recognition
The Company recognizes revenue from its subscription services as earned. Subscriptions and annual licenses to use our software are generally billed on an annual basis, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription or license, which is generally one year. Engineering products are non-subscription based and revenue is recognized upon shipment or, in the case of online sales, upon receipt of payment. Revenues from other non-subscription services, such as website design, video production, consulting services, and custom projects, are recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. The Company obtains either signed agreements or purchase orders from its non-subscription customers outlining the terms and conditions of the products or services to be provided. Otherwise, revenues are recognized after completion and/or delivery of services to the customer. Revenue from live training programs is recognized upon completion of the conference or seminar, which usually lasts one to three days. Expenses directly related to the seminars including marketing expenses are charged to expense in the quarter in which the seminar is held.
Capitalized Software
Capitalized software costs are those costs for internally developed software for either internal use by the Company or for license to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $506,000 in the first nine-months of 2014 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $145,000 for the development of new courses during the first nine-months of the fiscal year.
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
          Earnings (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share of Common Stock include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the nine-months periods ended September 30, 2014 and 2013, the inclusion of Common Stock equivalents of 324,400 and 333,051 shares, respectively, would be anti-dilutive. For the three-month period ended September 30, 2014, the inclusion of Common Stock equivalents of 335,400 shares would be anti-dilutive. For the three-month period ended September 30, 2013, we included Common Stock equivalents of 5,768 shares.
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

As of September 30, 2014, 324,400 options were outstanding, of which 156,400 and 168,000 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 233,900 are currently exercisable. In January 2014, the Company granted 10,000 options to an employee. The exercise price of the option grant was $2.59 per share. The options vest three years from date of grant and expire ten years from date of grant. Restricted stock grants outstanding as of September 30, 2014 totaled 50,500, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of September 30, 2014, 373,267 shares are available under the 2009 Plan, of which 81,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $38,000 and $78,409, for the nine-month periods ended September 30, 2014 and 2013, respectively. Stock compensation expense for the comparable three-month periods ended September 30, 2014 and 2013 was approximately $10,200 and $26,000, respectively.
The assumptions used for the nine-month period ended September 30, 2014, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	3-5 Years
Risk-free interest rate	0.15%
Expected volatility	40.0%
Expected dividend	$0.06
Weighted-average fair value of options during the period	$0.82
The following table represents our stock options granted, exercised and forfeited for the nine-months ended September 30, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2014	328,733	$2.89	5.64
Granted	10,000	$2.59	9.25
Exercised	—	—	—
Forfeited/expired	(14,333)	$3.48	3.52
Outstanding at September 30, 2014	324,400	$2.85	5.08
Exercisable at September 30, 2014	233,900	$3.22	4.13

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its consolidated financial statements and net income for tax purposes, increased by net operating loss carryforwards, which expire through 2027. The Company has recorded a deferred tax asset of $2,667,000 at September 30, 2014 which is partially offset by a valuation reserve in the amount of $2,067,000. For the nine-months ended September 30, 2014, the Company did not record any income tax benefit, attributable to its net loss for the current period, and reversed a previously recorded income tax benefit of $250,000. It also recorded a current benefit of approximately $14,000, after adjusting for accruals of state and local taxes. The state and local income tax benefit is expected to be utilized against taxable income generated in the fourth quarter of 2014. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
The Company did not issue any restricted stock grants. However, during the third quarter of 2014, it did repurchase 25,959 shares of Common Stock under its stock buy back program at a total cost of $51,468.

Note 6. Subsequent Events

On November 4, 2014 the Company's board of directors (the “Board”) declared a dividend of $.015 per common share payable on January 6, 2015 to shareholders of record as of December 19, 2014. The total estimated amount of the dividend is approximately $70,000. In addition, the Board authorized and approved an allocation of up to $350,000 for the repurchase of shares of Common Stock until the May 2015 Board meeting under a new stock buy back program, which replaces the Company’s previous plan that expired in accordance with its own terms on November 4, 2014. The Board expects that at its May 2015 meeting it will determine whether or not to extend and/or allocate more funds to the new plan.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern. Disclosure of Uncertainties about Entity’s ability to continue as a going concern.” Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern.  This amendment now provides guidance by providing a definition of substantial doubt, requires evaluation by management every reporting period for going concern issues, provides principles for considering any mitigating effects implemented by management, and the disclosures required for the assessment period of one year after issuance of the financial statements. This update becomes effective for interim and annual reporting periods beginning after December 15, 2016 with early application being permitted. The update does not have a material impact on the Company’s results and will be adopted for reporting periods starting January 2015.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for tax compliance, banking and information technology professionals. We provide corporate governance, ethics and compliance training for the general corporate market. We also have content consisting of web-based training in the human resources and health and safety areas. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants, tax and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, Webinars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses. We also offer comprehensive support services for training, ranging from course design and implementation, accreditation and administration services to technology solutions.
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
Some of the most significant issues affecting our business are the following:

•
the recognition by professionals and their employers of the importance of continuing professional education in order to maintain their licenses, remain current on new developments and best practices, develop and improve their skills and to generally remain competitive;

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the slow down in the issuance of new financial accounting standards and the retreat from attempting to achieve greater compatibility with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees;

•	the development and acceptance of new technology as a delivery channel for the types of products and services we offer;

•	the securities industry's growing emphasis on applying technology based tools to address the growing complexity of compliance regulations;

•	the significant role that accredited training can play as a marketing tool:

•	the need to continuously update the content in our course catalogs; and

•	current economic conditions and competition.

Over the last five years, our annual net revenues have ranged from $19.3 million to $15.8 million. We experienced an overall decline in revenues from 2009 through 2012 and in 2013 our revenues increased by approximately $1 million to approximately $16.8 million from approximately $15.8 million in 2012. We attribute these fluctuations to a number of factors, primarily economic conditions as well as the relative absence of changes in laws, regulations and accounting standards and mergers of a number of professional services firms. Many companies have looked at their budgets, reduced their headcounts and remain conservative when evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the comeptitive environment, along with the relative lack of new compliance challenges and the lack of perceived available time to dedicate to training in today's work environment have resulted in lowered attendance at our live seminars, and until recently reduced interest in custom work.
We have countered these pressures by introducing new products and services and product enhancements, such as our eLP-Mobile Compatible Player. This Player enables our clients to experience the same high-quality and ease of use on mobile devices as they experienced using their computers. We also introduced several other innovations including our Audit Management System (AMS), software currently designed for financial services firms that have an internal branch audit function, CPE/CLE administration, refreshing our course libraries, re-mixing our product offerings and changing our selling strategies. We recently introduced our Accreditation System to assist clients in maintaining compliance with the various accrediting authorities continuing education requirements. We also expect to shortly introduce a new credit tracking system to assist in the tracking of continuing professional education credits. We continue to believe that our growth will be through acquisitions, the development of new products and services and cross selling our existing libraries to the various client bases and markets we serve.
Over the past few years and into 2014, we have experienced a decline in revenue from course usage sold on a non-subscription basis, live training programs and the sale of engineering courses which have adversely impacted our operating results. We believe that this trend is due to a number of different factors that we have previously outlined, such as a poor economy, corporate budget restraints, the lack of new accounting pronouncements and in the case of our engineering courses a need to update them. We also believe that while our various products provide a cost-effective means for many companies to provide continuing education for their employees, we have to re-engineer ourselves in order to improve revenue and profitability. We recognize that we will most likely need to invest more money in our sales infrastructure and outbound marketing budgets to drive net revenue, and to market our technology solutions and services beyond content and at the same time reduce our expenditures in developing new technology.
Our core competencies and assets include technology solutions designed specifically for the delivery and administration of continuing professional education. This same technology is leveraged across most of our business operations. Over the past few years we have developed a state-of-the-art, robust Learning Management System (LMS), known as e-Campus. We have also developed an Audit Management System (AMS), for use by financial services firms that conduct internal audits of their various branches. We have also developed and enhanced software that enables our clients to track and monitor their staffs' continuing education.
We have spent approximately $2.5 million over the past few years developing these various software products. With the last of these products about to be completed and in an attempt to offset the recent decline in revenues, in June 2014 we announced that we would be instituting a program known as "Back to Basics". We intend to reduce staffing in certain areas, and either close, sell or reduce certain verticals of our business that are not profitable, and to re-purpose resources to areas of our business that we believe will contribute most towards our profitability and future growth. To date, we have instituted some of these cost saving measures, as we near the completion of our software products and are in the process of reviewing the operational perfomance of certain divisions of the Company. However, we anticipate that the full benefit of this program will not be achieved until 2015. We discuss this program further in the Liquidity and Capital Resources Section, as well.
We are also continuously reviewing both our intangible and deferred tax assets to see if any adjustments need to be made for either possible impairments or realization of future tax benefits.
As we seek new business growth strategies, we recognize that many of the clients we service also require other solutions for their various needs. We are finding that our experience in critical compliance areas coupled with our technological expertise and resources represent a unique opportunity to provide desirable training solutions for clients seeking a one-stop source for their various training, compliance and other needs. We also recognize that the combination of our technology solutions and content allow for greater client retention and growth potential
There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2013. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business.

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

Results of Operations
Our operating results for the nine-month period ended September 30, 2014, were affected by a number of factors including the seasonality of some of our products, reduced attendance at live training events and a decrease in usage of some of our accounting products, while other areas of our revenues remained relatively flat or decreased slightly from 2013 to 2014, thus resulting in an increase in our operating and net loss. The first nine-months of 2014 as compared to the first nine-months of 2013, reflected a 12% decrease in net revenues while the cost of revenues remained relatively constant. This resulted in a lower gross profit and increased our operating loss to approximately $1.3 million in 2014, from $471,000 in 2013. Our core businesses have remained fairly stable and we have seen a small increase in some of our custom work. We continue to seek to acquire either content in new or complimentary markets, make our sales force more effective and reduce expenses where appropriate. We are also continuously looking for ways to upgrade our product offerings by introducing new content. We also continuously review existing content to insure that it is current. During 2014 we anticipate adding approximately 100 new courses to our SPA library. As of September 30, 2014 we have added approximately 70 new courses to the SPA library, in addition to continually updating our existing courses. We are also updating and adding new course material to our engineering and financial services libraries. A discussion of our "Back to Basics" program that entails reducing costs, streamlining product offerings and analyzing client profitability is discussed in the Liquidity and Capital Resources section of this report.
Comparison of the results of operations for the three-months ended September 30, 2014 and 2013
We reported a $655,000, or 17.4% decrease in net revenues for the three-months ended September 30, 2014, compared to the same 2013 period. Our gross profit margin decreased to 49.5% in the 2014 period as compared to 57.2% in the 2013 period, as a result of various factors, including outsourced costs directly related to certain custom projects and our ongoing commitment to upgrading our course content and maintaining our technology. Operating results for the 2014 period were impacted by overall decreases in net revenues from all of our divisions, except for engineering, as we continue to seek ways to increase our sales and reduce costs. We recently added two sales people and anticipate hiring a third sales person in the fourth quarter. We also have recently retained a lead generation firm and intend to embark on a marketing and sales campaign over the next few months as we seek to attract new business. General and administrative expenses were approximately $169,000 lower in the 2014 period as compared to the 2013 period, and depreciation and amortization expense decreased approximately $39,000. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed. Custom work is non-repetitive and subject to market conditions and can vary from quarter to quarter. Our live training businesses also had a decrease in revenues in the quarter, as they experience a decline in attendance and we eliminated some poorly performing conferences.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are also delivered online and are also significant generators of net revenues. Approximately 45% of our current period net revenues were derived from online products.
The following table compares our statement of operations data for the three-months ended September 30, 2014 and 2013. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,101,108	100.0%	$3,756,349	100.0%	(17.4)%
Cost of revenues	1,566,071	50.5%	1,608,687	42.8%	(2.6)%
Gross profit	1,535,037	49.5%	2,147,662	57.2%	(28.5)%
Selling, general and administrative	1,667,623	53.8%	1,836,413	48.9%	(9.2)%
Depreciation and amortization	271,891	8.8%	310,845	8.3%	(12.5)%
Total operating expenses	1,939,514	62.5%	2,147,258	57.2%	(9.7)%
Operating (loss) income	(404,477)	(13.0)%	404	—%	(100,218.1)%
Other income, net	4,638	0.1%	7,633	—%	(39.2)%
Net (loss) income before income tax	(399,839)	(12.9)%	8,037	2.4%	(5,075.0)%
Benefit from income taxes	(232,216)	(7.5)%	1,035	—%	(22,536.3)%
Net (loss) income	$(632,055)	(20.4)%	$9,072	0.2%	(7,067.1)%

Net revenues
The decrease in net revenues reflected above was due to: (i) a $458,000 decrease in net revenues from our Accounting/Finance division; (ii) a $167,000 decrease in net revenues from our Financial Services division; (iii) a decrease of $45,000 from our Skye subsidiary and (iv) a $10,000 decrease from our SLE subsidiary. These decreases were offset by (i) a $24,000 increase in net revenues from our engineering division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed. For example, our Skye subsidiary may provide a custom e-learning solution for a client of our SLE subsidiary. However, SLE is credited with the entire amount of the sale.
Net revenues from the Accounting/Finance division were approximately $2.2 million and $2.7 million in the 2014 and 2013 periods, respectively, or 72% of net revenues in each period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.7 million and $1.9 million in the 2014 and 2013 periods, respectively. Net revenues from other products in our Accounting/Finance division that are not subscription based or live-training decreased by approximately $81,000 in 2014 from the 2013 period, primarily a result of lower advertising revenues due to timing differences in the recognition of such revenue. Non-subscription-based revenues fluctuate from period to period and may not be indicative of any trends. In the 2014 period, net revenues from online sales of accounting products decreased by approximately $216,000 as compared to the 2013 period, primarily as a result of a decrease in usage by some clients. Net revenues from our Loscalzo and EEI live training subsidiary and division decreased by $132,000 in the 2014 period compared to the 2013 period. The decrease in net revenues is from a combination of factors, including decreased attendance at seminars, mergers of professional services firms and timing differences in the scheduling of events. Our Loscalzo division is finding that state societies of certified public accountants throughout the country are experiencing reduced attendance at their seminars. They are working with the various state societies to see how they can create greater interest in attending these seminars especially as we now have the release of at least one new accounting pronouncement. EEI is also revamping its course catalog to eliminate marginal events and reduce expenses associated with cancellations.
For the three-months ended September 30, 2014, Skye generated net revenues of $327,000 compared to $372,000 in the third quarter of 2013. Skye’s income is derived primarily from designing custom training projects and, as such, varies from quarter to quarter. In addition, Skye performs services for other divisions of our company, for which it does not receive any revenue recognition. Although we see an increase in request for proposals from clients, no assurance can be given that these requests will result in signed contracts or future revenues. Skye continues to see competitive pressure from both domestic and foreign sources, especially in pricing, Businesses are continuously evaluating these types of services and products and their cost effectiveness. Occasionally contracts are signed but the work does not begin for a period of time thereafter.
Our Financial Services division generated $336,000 of net revenues in the quarter ended September 30, 2014. For the quarter ended September 30, 2013, this division generated $503,000 of net revenues. The decrease is primarily due to the recognition of income from new technology based products in the 2013 period and the loss of some business . With the launch of our AMS system, we are now engaged in a marketing campaign to offer this product to other companies in the financial services sector. However, as this is a major investment in technology for many of these companies, we find this to have a longer sales cycle.

For the quarter ended September 30, 2014, SLE had net revenues of $84,000 compared to net revenues of $94,000 for the comparable 2013 quarter. For the 2014 period, $36,000 of SLE’s net revenues were generated by our Working Values Ethics and Compliance division, and $48,000 was generated by our Cognistar Legal division, as compared to $33,000 and $61,000, respectively, in the 2013 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.
Our Engineering division generated $100,000 of net revenues in the third quarter of 2014 compared to $76,000 in the third quarter of 2013. The increase is primarily from the timing of sales to professional organizations. We are in the process of re-writing a number of our courses so that they comply with new standards. We anticipate that both the Professional Engineering Civil Exam (PE) and the Fundamentals of Engineering Exam (FE) prep courses will be fully released in the fourth quarter of 2014. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the third quarter of 2014 were $20,000. In comparison, these divisions recorded $19,000 of net revenue for the third quarter of 2013.
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
Our gross profit margin for the three-months ended September 30, 2014 decreased to 49.5% from 57.2% in the comparable 2013 period, primarily due to the decrease in revenues and the mix of services rendered. Our subscription based products have a very high gross profit percentage, as there is little additional cost of delivery to new subscribers. Skye and live training have lower gross profit percentages as custom work is primarily dependent on internal and/or external labor costs to produce the product and live training is dependent on the number of attendees at a seminar. We have made and are making meaningful reductions in outsourced technology personnel as a part of our "Back to Basics" plan, the full benefit of these savings will be reflected in our future operating results. However, during the current quarter we did reduce the amount spent on outsourced technology related personnel. The costs of updating either our course content or existing software and maintaining our technology is charged to expense as they are incurred. However, we do capitalize new course content.
Cost of revenues decreased by approximately $43,000 in the three-month period ended September 30, 2014 as compared to the same 2013 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $59,000. This increase is primarily related to outsourcing technology and other services for our Skye subsidiary. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased approximately $87,000. We also continue to expend significant sums updating and introducing new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating. With the anticipated release of our accreditation system we anticipate cost savings during the second half of the year.

•
Royalties. Royalty expense increased by $18,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel increased by approximately $15,000, a result of a reduction in the amount of capitalized salaries in the 2014 quarter as compared to 2013.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased $48,000 in the 2014 period from the 2013 period, and is primarily related to reduced costs from our live training business.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the second quarter of 2014 decreased by approximately $169,000, or 9.2%, compared to the same 2013 period. This decrease is attributable to a number of factors that are highlighted below.
Compensation expense in the third quarter of 2014 period decreased by approximately $167,000 compared to the same 2013 period. The decrease in costs is primarily attributable to reduced head count. In addition, compensation expense includes stock based compensation expense of $10,000 for the 2014 period and $26,000 for the 2013 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by approximately $2,000 in the third quarter of 2014 as compared to the same period in 2013. However, as we constantly upgrade and expand our technology and Internet capabilities, this results in related increased costs for such things as web-bandwidth and hardware and software maintenance and support. We make every effort to control our costs, however, some selling, general and administrative expenses, such as insurance, travel and other costs are difficult to control. In addition, as part of our "Back to Basics" program we engaged a lead generation firm, anticipate hiring additional sales personnel and increase our marketing expenses.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $39,000, to approximately $272,000, in the third quarter of 2014 compared to approximately $311,000 the third quarter of 2013. We expect our depreciation and amortization expense on our fixed and intangible assets to decrease in the current year, as older assets become either fully depreciated or amortized and we complete the capitalization of internally developed software. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating (loss)/income
For the three-months ended September 30, 2014, the operating loss was approximately $404,000 compared to an operating income of $404 in the corresponding 2013 period, primarily as a result of decreased revenues offset by a decrease in our selling, general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net equity loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the third quarter of 2014 we had net other income of approximately $5,000 as compared to approximately $8,000 in the same 2013 period.
Income taxes
For the three-months ended September 30, 2014, we recorded a provision for income tax of approximately $232,000 after adjusting for over-accruals of state and local income taxes of approximately $18,000, as compared to an approximate net income tax benefit of $1,000 in the same 2013 period. A benefit of $250,000 was recorded in the first quarter of 2014 and management has determined that this benefit will not be realized in the current fiscal year and as such has been reversed.
Net (loss)/income
For the three-months ended September 30, 2014 we recorded a net loss of approximately $632,000 or $0.14 per share, basic and diluted, after reversing a $250,000 income tax benefit recorded in the first quarter of 2014. For the comparable period in 2013 we recorded a net income of approximately $9,000, or $0.00 per share, basic and diluted.
Comparison of the results of operations for nine-months ended September 30, 2014 and 2013
We recorded an approximate $1.43 million, or 12.4%, decrease in net revenues for the nine-months ended September 30, 2014 compared to the same 2013 period. Correspondingly our gross profit decreased by approximately $1.4 million, from $6.41 million in the 2013 period to $5.01 million in the 2014 period. Our selling, general and administrative expenses decreased by approximately by $533,000 and our depreciation and amortization expense decreased by approximately $60,000. This resulted in an operating loss of approximately $1.28 million in the current year's period as compared to an operating loss of approximately $471,000 in the prior year's period. This is a result of decreased revenues in certain divisions offset by various cost saving measures that have been implemented during the past 12 months.
Online revenues continue to be an important factor to our net revenues. In addition to our on-line accounting and finance products, many of our other products, including our Cognistar Legal library, our Financial Campus courses and our technology training products, are also delivered online and also are significant generators of net revenues. Approximately 40% of our net revenues for the nine-months ended September 30, 2014 were derived from online products.
The following table compares our statement of operations data for the nine-months ended September 30, 2014 and 2013. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$10,077,471	100.0%	$11,506,704	100.0%	(12.4)%
Cost of revenues	5,067,645	50.3%	5,095,594	44.3%	(0.5)%
Gross profit	5,009,826	49.7%	6,411,110	55.7%	(21.9)%
Selling, general and administrative	5,494,134	54.5%	6,026,968	52.4%	(8.8)%
Depreciation and amortization	794,643	7.9%	855,133	7.4%	(7.1)%
Total operating expenses	6,288,777	62.4%	6,882,101	59.8%	(8.6)%
Operating loss	(1,278,951)	(12.7)%	(470,991)	(4.1)%	171.5%
Other income, net	15,726	0.1%	13,882	0.1%	13.3%
Net loss before income tax	(1,263,225)	(12.5)%	(457,109)	(4.0)%	176.4%
Benefit from income taxes	13,615	0.1%	178,007	1.5%	(92.4)%
Net loss	$(1,249,610)	(12.4)%	$(279,102)	(2.4)%	347.7%

Net revenues
The decrease in net revenues reflected above was primarily due to: (i) a $1.24 million decrease in net revenues from our Accounting/Finance division; (ii) a $258,000 decrease in net revenues from our financial services division; (iii) a $48,000 decrease in net revenues from our SLE subsidiary; and (iv) a $27,000 decrease in net revenues from our engineering division. These decreases were offset by: (i) a $74,000 increase in net revenues from our Skye subsidiary; and (ii) a $64,000 increase in net revenues from our other divisions. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
In the first nine-months of 2014, net revenues from the Accounting/Finance division were $7.3 million, or 73% of net revenues, compared to $8.6 million, or 74% of net revenues, in the comparable 2013 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $5.2 million and $5.8 million in the same 2014 and 2013 nine month periods, respectively. Net revenues from other sources in our Accounting/Finance division that are not subscription based decreased by $291,000 in the 2014 period as compared to the 2013 period. Live-training revenues decreased by $350,000 in the 2014 period from the 2013 period. Non-subscription-based revenues fluctuate from period to period. In the 2014 period, net revenues from online sales of accounting products decreased by approximately $509,000, as compared to the 2013 period, primarily as a result of decreased usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary decreased $244,000 in the 2014 period compared to the 2013 primarily due to decreased attendance at live seminars, as the various states see declining enrollments in these events as well as recent mergers of professional services firms and timing differences in the scheduling of events. Our EEI live training division's revenues decreased $106,000 in the 2014 period as compared to the 2013 period, also as a result of declines in enrollments in addition to the elimination of under-performing seminars. Those decreases were offset in part by revenues earned from CPE administration. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters.

For the nine-months ended September 30, 2014, Skye generated net revenues of $954,000 compared to $880,000 in the comparable period of 2013. Skye’s income is derived primarily from designing custom training projects and, as such, varies from period to period. As economic conditions improve we are seeing more requests for proposals. In addition, Skye performs services for other divisions of our company that is not reflected in its revenue numbers.
Our Financial Services division generated approximately $1.06 million of net revenues for the nine-month period ended September 30, 2014, compared to approximately $1.32 million of net revenues for the same 2013 period. The decrease is due primarily from the recognition of income from a completed customization project for one client in the 2013 period and the loss of a client.
For the nine-months ended September 30, 2014, SLE had net revenues of $269,000 compared to net revenues of $317,000 for the comparable 2013 period. For the 2014 period, $81,000 of SLE’s net revenues was generated by the Working Values Ethics and Compliance division, and $188,000 was generated by the Cognistar Legal division, as compared to $85,000 and $232,000, respectively, in the 2013 period. Net revenues generated by the Working Values Ethics and Compliance division are derived primarily from custom consulting work and can fluctuate from period to period based on a number of factors.
Our Engineering division generated $290,000 of net revenues in the first nine-months of 2014 compared to $317,000 in the same 2013 period. The decrease is primarily a result of a decrease in the number of exam candidates, the timing of the licensing exams and the need to rewrite some of our courses. As our new PE Exam and FE Exam courses are released in the fourth quarter of 2014, we anticipate increased sales to our association partners in subsequent periods. Sales of our engineering products are not subscription based. Sales of our Watch IT information technology program are now included in the revenues of our Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting increased by $64,000 in the first nine months of 2014, as compared with the comparable 2013 period.
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
Our gross profit margins for the nine-months ended September 30, 2014 decreased to 49.7% from 55.7% in the same 2013 period. Although we previously made substantial reductions in overhead, lower revenues and the mix of products with varying gross profit margins resulted in the decrease. Our overall expense decreased slightly despite the decrease in revenues due to the use of a substantial amount of production personnel for a video project in the first quarter and outsourced labor for jobs from our Skye subsidiary. We also devote a significant amount of internal and external resources to develop new features in our products and to update existing products and technology. These costs are charged to expense as they are incurred.
Cost of revenues decreased by approximately $28,000 in the nine-month period ended September 30, 2014 compared to the same 2013 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which are primarily technology and video production personnel, increased $177,000. This increase is primarily related to the production of video projects for a client, custom work and the retooling of existing technology. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $33,000. The decrease is primarily attributable to the cost of producing custom video projects.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense decreased by $67,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $17,000 in the 2014 period as compared to the 2013 period.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased in the 2014 period by approximately $87,000 to approximately $533,000 in the 2014 period from approximately $620,000 in the 2013 period. This is primarily due to the reduction in live training.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the nine-months ended September 30, 2014 decreased by approximately $533,000, or 8.8%, compared to the same 2013 period. This decrease is primarily attributable to reduced payrolls and related costs and a decrease in outsourced customer service personnel.
Compensation expense for the nine-months ended September 30, 2014 decreased by $397,000 compared to the same 2013 period. The decrease in compensation expense is primarily attributable to savings from a reduction in headcount. We had 34 and 43 full and part-time general and administrative employees at September 30, 2014 and 2013, respectively. In addition, included in compensation expense is stock based compensation expense of $38,000, as compared to $79,000 in the 2013 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $136,000, primarily as a result of a reduction in our outsourced customer service expense. We make every effort to control our costs, however, some selling, general and administrative expenses, such as costs related to technology, insurance, travel and other costs are harder to control. In addition, while we have reduced our outsourced customer service department costs, we anticipate increasing our spending on various marketing programs and the hiring of additional sales personnel.
Depreciation and amortization
Depreciation and amortization expense decreased by approximately $60,000 for the nine-months ended September 30, 2014 as older assets become fully depreciated and some of our intangible assets become fully amortized. Although, we have now fully amortized many of the assets acquired in prior acquisitions, we are continuously purchasing new computer equipment and have begun to amortize the costs related to the development of our AMS as well as the development of new course content. We will begin amortizing the cost of other internally developed software as they are placed into service. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to decrease slightly in future periods. We capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating loss
For the nine-months ended September 30, 2014, the operating loss was approximately $1.28 million compared to an operating loss of approximately $471,000 in the corresponding 2013 period. The increase in operating loss is primarily a result of lower revenues, offset by a decrease in selling, general and administrative costs.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the nine-months ended September 30, 2014 we had net other income of approximately $16,000 as compared to a net other income of approximately $14,000 in the comparable 2013 period. The loss from our 50% interest in the iReflect joint venture was $1,200 in the current period compared to $5,600 in the 2013 period.
Income taxes
For the nine-months ended September 30, 2014, we recorded an income tax benefit of $14,000 as compared to an income tax benefit of $178,000 in the same 2013 period.
Net loss

For the nine-months ended September 30, 2014 and 2013, we recorded a net loss of approximately $1.25 million and $279,000, respectively, or $0.27 and $.06 per share, basic and diluted, respectively.

Liquidity and Capital Resources
At September 30, 2014 we had no long-term debt.
Our working capital as of September 30, 2014 was approximately $767,000 compared to $2.2 million at December 31, 2013. Our current ratio at September 30, 2014 and December 31, 2013 was 1.15 to 1 and 1.37 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.3 million at September 30, 2014 and $4.4 million atDecember 31, 2013, respectively.
At September 30, 2014, we had cash and cash equivalents of approximately $3.9 million. For the nine-months ended September 30, 2014, we had a net decrease in cash and cash equivalents of approximately $1.43 million that includes approximately $438,000 of cash used in operating activities, $728,000 of cash used in investing activities and approximately $262,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues. Our cash balances fluctuate periodically due to timing differences such as the dates of certain large live training events.
In June 2014, we issued a press release announcing our "Back to Basics" program that entailed a reduction in spending and a re-purposing of resources. This will result in a reduction in personnel, both outsourced and internal, a substantial portion of which was previously capitalized. We intend to use some of these savings to increase our sales and marketing efforts. We will also be reviewing our various product lines and analyzing products or clients to insure that we are getting an adequate return on our investment. This is expected to result in a reduction in cash expenditures for both internal and outsourced labor and other operating costs. These expected savings could be offset by any decrease in revenues from the loss of clients or products we believe provide an inadequate rate of return.
Although we expect that our "Back to Basics" program will provide cost savings in the remaining 2014 quarter, we do not expect to realize the full benefit until 2015. We anticipate that our annualized cash savings from net personnel reductions will have a positive effect on our net income. As a large portion of these personnel costs were for capitalized software development we estimate that, exclusive of reductions in revenues and/or increases in related costs, our operating costs will be reduced by approximately $750,000 per annum. We anticipate cash savings from personnel and out-sourced labor for 2014 to be approximately $500,000 of which approximately $300,000 should have a positive effect on our net income as selling, general and administrative salaries and related costs were approximately $158,000 lower in the third quarter of 2014 as compared to the second quarter of 2014. However, we also anticipate that some of these savings will be offset by reductions in revenues that were not part of our plan.
Any of these anticipated savings could be offset by reductions in revenues and related costs. We are hopeful that the addition of new sales people and increased marketing efforts will offset any declines in revenue. We must caution that these estimates can be greatly affected by many factors as our "Back to Basics" plan is implemented.
At September 30, 2014, we had approximately $1.7 million in receivables and $871,000 in payables and accrued expenses, as compared to $2.4 million of receivables and $1.44 million in payables and accrued expenses at December 31, 2013, exclusive of dividends payable.
Net cash used in operating activities was approximately $438,000 for the nine-months ended September 30, 2014 after adjusting the loss of approximately $1.25 million by non cash charges of approximately $834,000. The major other components of operating activity cash are receipts from the collection of accounts receivables of approximately $725,000, offset by reductions in accounts payable of approximately $567,000 and deferred revenue of approximately $90,000. In addition, approximately $93,000 was expended for prepaid expenses.
For the nine-months ended September 30, 2014 net cash used in investing activities was approximately $728,000, which included capital expenditures consisting of computer equipment and software purchases of $77,000, $145,000 for course development and $506,000 for capitalized software, as compared to approximately $291,000 expended in the comparable nine-month period of 2013. We anticipate that our capital expenditures for the remainder of 2014 will be substantially lower as compared to 2013, as we complete the capitalization of the cost of new technology and we have now replaced or enhanced those computers that were operating on Windows XP. We have substantially completed our major technology projects and do not expect to begin any other projects in the near term. However, we do continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months.
Net cash used in financing activities of $262,000 for the nine-months ended September 30, 2014 reflects dividends paid of approximately $211,000. On November 4, 2014, our board of directors declared a dividend of $.015 per common share payable on January 6, 2015 to shareholders of record as of December 19, 2014. As of September 30, 2014, approximately $696,000 was available under our stock buy back program.
We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
During the three month period ended September 30, 2014, we repurchased 25,959 shares of our Common Stock under our stock buy back program at a total cost of $51,467. As set forth below, $695,833 was available under our stock buy back program as of September 30, 2014. This program expired on November 4, 2014 in accordance with its own terms and was replaced with a new program. Under the new program, the Board authorized and approved an allocation of up to $350,000 for the repurchase of shares of Common Stock until the May 2015 Board meeting.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-31, 2014)	—	—	—	$750,000
Month #2 (August 1-31, 2014)	14,158	1.97	14,158	27,958
Month #3 (September 1-30, 2014)	11,801	1.99	11,801	23,509
Total	25,959	3.96	25,959	$695,833

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

SmartPros Ltd.

(Registrant)

Date:	November 4, 2014	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2014	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)