Form 10-K
period 2014-12-31
SmartPros Ltd.
filed 2015-03-24
CIK 1289863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
                                               Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,015,531 based on the price at which the common equity was last sold, or the average bid and ask price of such common equity on the Nasdaq Capital Market as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant’s classes of common equity, as of March 23, 2015: 4,590,013
DOCUMENTS INCORPORATED BY REFERENCE
The information in response to Part III of this Report are incorporated herein by reference to the registrant’s Definitive Proxy Statement, to be filed on or before April 30, 2015, with respect to its 2015 Annual Meeting of Stockholders.

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
Overview
In June 2014 we announced that we would be performing an in-depth review of our operational activities, in what we described as "Back to Basics".  Our aim is to make certain our business activities leverage our three core competencies, without pursuing projects or initiatives where our development costs and risks are high, and our gross profit margins are low.  As a result, we have reduced or eliminated some business activities that were not contributing to profitable growth, and we have refocused our resources on those opportunities with high potential for ongoing profitable growth.  This may result in a decline in our revenues in the short-term, but should also improve our operating profits and margins.

Our first core competency is the creation and producing of continuing professional education content.  SmartPros continues to be a leading content producer of training for professionals.  Much of our content assists our customers to maintain their professional licenses in many different fields. We deliver training solutions for accountants, attorneys, securities/financial services professionals, engineers, and many other professionals. Our content is available in text and video-based formats, deliverable through various mediums as well as through live education and webinars, and can be customized to meet the specialized needs of our clients.

Our second core competency is our technology platform that delivers our content and supports associated administration.  As technology has rapidly advanced, we have invested approximately $4 million to develop our Learning Management System (LMS) known as eCampus as well as our Audit Management System (AMS) and other related products in order to keep up and stay ahead of the competition. With these robust technology platforms we are able to interface with most modern devices including smartphones and tablets.  Our continuous investment in our state of the art proprietary platform has resulted in the creation of a unique delivery system that is at the heart of almost everything we do.  We not only have a continuously refreshed library of content but we also have a continuously evolving platform to deliver that content, administer credits, and track training efforts in a secure and user friendly LMS.

Our third core competency is our ability to adapt our total solution to the specific needs of our clients, at a time when so many vendors require clients to adapt to their solutions. By taking the time to thoroughly understand our clients’ needs we have the ability to adapt how we apply our content, platform, and services to address those needs. We continue to grow closer to our strategic clients, and become their strategic training partner and "go-to" resource, to provide as much support as they need to achieve their specific objectives. Because of SmartPros’ diversity of strengths in instructional design, curriculum development, subject matter expertise, producing virtual live training or sophisticated e-learning, accreditation administration, customer service, meeting planning and other support services required to accelerate achievement of their objective, we can deliver unique total solutions that provide tremendous value in how they match our client’s specific needs.

Great content, robust state of the art technology to facilitate and manage training efforts, and support services to help our clients achieve their training needs - those three core competencies define our present business and shape our immediate future.  Together those three core competencies represent our competitive advantage, enabling us to deliver training solutions and related services that meet the varying needs of our clients.
We provide learning and educational solutions in content areas that target specific markets, including accounting/finance, legal, engineering, securities, and insurance — all of which have licensing and mandatory continuing education (CE) requirements. We also provide education in banking, finance, taxation, information technology, health and safety, human resources and compliance for the general corporate market. Our courses are available in text and video-interactive formats, live education and webinars. We can also design, produce and deliver customized programs and technology as well as offer a full range of customer service, course hosting, accreditation tracking and administration, and e-marketing opportunities to our clients. Our customers include professional service firms and companies of all sizes that purchase our courses or other services for use by their employees; individuals who purchase our courses, programs or subscriptions on a retail basis; state CPA societies, and numerous professional organizations and their respective members. Our e-marketing and e-commerce divisions sell ads on our Websites, develop customized newsletters and targeted marketing programs and provide technical services that enables our clients to offer accredited programs to their clients.
Our learning solutions for professionals are designed to meet the initial and/or the ongoing licensing and continuing professional education requirements imposed by governmental agencies and professional standards organizations.

•
Most of the courses in our accounting/finance library are designed to meet the standards and adhere to the requirements of all state boards of accountancy and those of various professional and certifying organizations. These courses are also available to provide educational support for beginning to intermediate-level professionals who are not subject to regulatory requirements for CE, allowing clients to deploy our libraries to address learning needs for their entire organization.

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

•
Our financial services library consists of courses designed to meet the continuing education requirements for bankers and financial services professionals, including insurance agents and licensed security industry professionals. CE requirements for licensed insurance agents are very complex, vary from state to state, and are usually set through legislative action carrying the force of law. Our financial services library includes courses that meet insurance CE requirements for every insurance regulatory authority in all fifty states and the District of Columbia.

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

•
In the general corporate market, our educational solutions are designed to meet specific technical and career development skills. Our corporate compliance programs are designed to align corporate behavior with applicable laws and regulations and generally accepted codes of conduct. We also provide educational solutions for human resources, health and safety, sales and other personnel as well as product training for end users.

While our products are available in multiple media formats and online, each discipline is not available in every format. A majority of our products are delivered over the Internet as we believe that is the fastest growing delivery channel. For those clients that prefer a more in-depth learning experience, we offer live seminars directed to accountants, legal and financial services professionals delivered through a number of different channels, including public seminars and customized in-house programs. We also deliver some of our content through webinars. Our video and online solutions are flexible and easy to use and are an alternative to the traditional classroom setting. These various delivery streams are designed to attract all of the potential audiences in each discipline that we serve. In addition, we offer clients a robust, comprehensive learning management system (LMS) known as the SmartPros' eCampus (eCampus). eCampus houses all of our content and will eventually replace our other LMS, the Professional Educational Center (PEC), which is still being used by some of our clients. Once the PEC is phased out entirely, all of our customers will reside on a single platform. eCampus provides clients and their employees a platform to fulfill their continuing education requirements online and to track their usage and performance.
Corporate History
We were organized in April 1981 under the laws of Delaware as Center for Video Education, Inc. In 1998 we changed our name to Creative Visual Enterprises, Ltd. In January 2000 we changed our name to KeepSmart.com, Inc., and in June 2001 we changed our name to SmartPros Ltd.
Industry Background
The Association for Talent Development (ATD), formally known as the American Society for Training and Development (ASTD), in its 2014 State of the Industry report, estimates that companies on average spent $1,208 per employee on training and development. This is a one percent increase over the prior year. In addition, the number of learning hours used per employee increased to 31.5 hours from 30.3 hours in the prior year. As such, U. S. organizations spent over $165 billion on employee learning and development in 2013.
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
The National Association of the State Boards of Accountancy (NASBA) in their 2014 annual report states that there are more than 750,000 licensed Certified Public Accountants. A substantial number of these professionals require continuing professional education (CPE) credit to maintain their license to provide professional services and hundreds of thousands of other financial management professionals require CPE credit to keep their certifications up to date and in good standing. In conjunction with the NASBA statistics, The American Institute of Certified Public Accountants (AICPA) states in its 2014 annual report that it has more than 400,000 members, with membership increasing 13% over the past decade and 25% since 1994. Approximately 45 percent of their membership serve in public accounting positions, with the balance in corporate, education, government and other sectors. Beyond the audience of professionals meeting mandated CPE requirements, the Bureau of Labor Statistics as of May 2013 estimates over 2.1 million accounting and finance professionals are employed in the United States.
To maintain their licenses, accounting professionals must satisfy the CPE requirements mandated by the state boards of accountancy of the states in which they practice. Although states may differ in terms of specific course requirements or the cycle of the licensing period, every state (other than Wisconsin) and the District of Columbia and the U.S. Territories (other than the Virgin Islands) generally requires an average of 40 hours of CPE credit annually to maintain an accounting license. In 40 states, the District of Columbia and Puerto Rico, courses offered by the National Registry of CPE Sponsors, a registry of sponsors approved by the NASBA, automatically qualify for CPE credit. We are an approved NASBA sponsor.
Engineering
According to the Bureau of Labor Statistics, as of May 2013 there were 1.5 million engineers in the United States and over 600,000 construction managers. In addition, there are over 475,000 engineering technicians who may also need additional specialized training. All 50 states require engineers to take and pass a certification exam to become a licensed professional engineer. The basic entry-level exam, Fundamentals of Engineering (FE Exam), is given twice each year, in April and October. According to the National Council of Examiners for Engineering and Surveying (NCEES), in 2013 approximately 52,000 engineers sat for the FE Exam. The FE Exam has a typical 67% pass rate. In addition, engineers who pass the FE Exam must then take a second exam to be licensed as a professional engineer in a specific area, such as civil engineering or mechanical engineering. For example, the Professional Engineering Civil exam (PE Civil Exam) is the highest-level exam for civil engineers. 25,000 candidates sat for the PE Civil Exam in 2013 which also given twice a year, in April and October. The PE Civil Exam has a typical 64% pass rate.
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
Legal
In all, the Bureau of labor Statistics as of May 2013 estimates that there are over one million legal industry professionals in the United States. Forty-five states require some form of CLE with requirements ranging between 10 hours per year to 45 hours every two or three years. All courses have to be approved by the respective bar association, judiciary or other organizations in each state. In the legal profession, each state, rather than a national organization, exercises control over the requirements and content approval of continuing legal education courses. This makes the approval process more difficult. We have also added to our catalog a series of courses relating to human resources and compliance issues.

Financial Services
Financial services firms, such as banks, brokerage houses and insurance companies, have either employees, contractors or agents other than accountants and lawyers, who hold various licenses granted by the federal and/or state governments or administrative agencies that require continuing education. The companies themselves are also typically required to provide training or various regulatory, product, process or market related topics to ensure that their staff or representatives properly process financial transactions or communicate financial information or advice. We have also developing software for financial services firms to assist in their compliance requirements.
Information Technology
To the best of our knowledge there are no governmental continuing education requirements applicable to IT personnel. However, given the pace and frequency with which existing technologies evolve and new technologies are developed, continuing education is imperative for information technology professionals.
Our Business
Since becoming a public company in 2004, our business has expanded significantly, primarily through acquisitions. Today, we serve five professional markets (accounting/finance, engineering, financial services, legal and information technology) and provide educational content, technology and support services to a wide range of clients in various industries.
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

•
professionals and businesses to have the technology to track and monitor their and their employees’ compliance with continuing education requirements and to provide credits for their qualifying internal training and to assess the effectiveness of their educational programs.

We also serve those who want to be suppliers of accredited training content, so they can offer our professional education and technology to supplement their sales and marketing efforts. To address these needs, as of year-end 2014, we have approximately 2,800 hours of programs currently available in one or more formats including print, videotape, CD-ROM, DVD or online and can accommodate either group or self study. As we are always seeking to keep our various libraries current, we periodically remove and add programs. These programs consist of the following:

•	1,200 hours in accounting/finance;

•	600 hours in engineering;

•	600 hours in banking, securities and financial services;

•	100 hours in legal education;

•	100 hours in information technology; and

•	200 hours in health, safety, human resources and compliance.
These figures do not take into account custom-designed courses or live programs. Our Loscalzo subsidiary (Loscalzo) and our Executive Enterprise Institute division (EEI) provide live educational programs for accounting and financial professionals as well as attorneys, and our Financial Campus (FC) division can also produce customized live educational programs for financial services firms. Both Loscalzo and EEI's live courses are designed for either public audiences or in-house programs. We can also provide accreditation administration in conjunction with either these customized courses or our clients' internal programs.
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
The vast majority of courses in our accounting and finance professional libraries are designed to meet the standards and requirements of all state boards of accountancy and those of the AICPA, Institute of Management Accountants (IMA), Institute of Internal Auditors (IIA), the Association of Financial Professionals (AFP) and the Association of Government Accountants (AGA). We are a registered sponsor of continuing professional education with NASBA, and in New York and

Texas. NASBA recently raised their requirements for all self-study providers. We have successfully transitioned to their new "QAS Self-Study" designation. As a result, our designated programs qualify for CPE credit in all 50 states and the District of Columbia for certified public accountants, certified management accountants, certified internal auditors and certified financial managers.
Our engineering products include courses designed to help prepare engineers for the FE Exam, the basic entry-level licensing exam, and the subsequent professional engineering licensing exam (PE Civil Exam). We offer courses for PE Exam candidates in mechanical, electrical power, civil, environmental and chemical engineering. Our courses are designed to meet the ongoing professional development requirements mandated by various states. We often jointly develop with or license these programs from an independent third party. Our engineering courses are available online, as well as in print for the PE and FE Exams. We also produce courses for project management, review courses for the "Certified in Production and Inventory Management" certificate. We also offer online courses in human resources, health and safety and provide courses from our SmartPros Advantage (SPA) library, such as "Accounting for Non-Accountants."
Our SmartPros Legal and Ethics Ltd. subsidiary (SLE) provides learning solutions to the legal and corporate compliance market through its Cognistar division. Cognistar products include accredited CLE programs and customized corporate educational programs. These include self-paced courses in a content-rich, engaging environment. Taking full advantage of the Internet, these solutions are provided at significantly lower cost than other continuing education experiences. They also market a series of courses designed for human resource professionals.
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
We have also developed technology that can be used by any entity that performs audits of its branch offices. Our Audit Management System (AMS) is currently being used in the financial services industry but can be modified to meet the needs of clients in any industry.
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
Our Strategy
Our objective is to remain a leading provider of professional and corporate educational solutions in the United States. To achieve this goal, we are pursuing the following strategies:
Expand library of content. We believe that our future success depends, in part, on our ability to develop and acquire new and fresh content. The new content could either expand or supplement our existing libraries or could constitute a new library for one or more additional vertical markets. Toward this end, we continuously develop new courses and programs for our accounting, engineering, legal, information technology, financial services and general corporate libraries.
Develop new products and applications. We continue to develop new products that leverage our existing content, technology and support services as well as entirely new content. Examples of new product development and new product lines include our AMS, our accreditation software, our SmartPros eLP, and our CourseBuilder 2.0, all of which are discussed elsewhere in this Item 1. We are continuously updating and adding courses to our various libraries to keep them current and seeking new marketing partners. With the launch of eCampus, we are able to promote and access all of our online content and educational solutions through one seamless, user-friendly portal. In early 2014, we introduced applications that run on iPads and other mobile devices, enabling the content in our libraries to viewed on these devices.
Reliance on our core competencies. In June 2014, we announced our "Back to Basics" plan, that entails closing, selling or reducing certain verticals of our business, reducing staffing in certain areas and overhead related to development. This will allow us to concentrate on those products that generate the greatest rate of return. In addition, we have hired a lead generation firm, increased our sales force and are focusing on products and services that leverage existing assets and capabilities that have a high rate of return, such as the sale of our subscription based products, licensing of our software products and CPE and CLE administration services. In conjunction with this strategy we sold substantially all of the operating and other assets of our Skye Multmedia Ltd. (Skye) subsidiary and terminated our ethics training division of SLE.
Make strategic acquisitions. We believed that the most efficient way for us to expand our libraries, increase our share of the markets we currently serve and penetrate new markets is through strategic acquisitions. Since our initial public offering in October 2004, we have consummated eleven acquisitions ranging in size from $24,000 to approximately $4.4 million. Although, recently we have not been able to make substantial acquisitions, we are always studying potential acquisitions that meet our criteria.
Keep pace with technology. We believe that our ability to deliver our products in multiple formats is critical to our continued success. The broad acceptance of sophisticated mobile devices, tablets and other technology as a content delivery tool will continue, making it an increasingly important medium for distributing our products. At the same time, we recognize that new technologies may emerge that will complement our model for flexible delivery of content. In 2014, we completed our software products after having spent approximately $500,000 in 2014 and a total of approximately $4 million for the development of new technology.
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
              Loscalzo. Loscalzo offers seminar programs covering a variety of accounting, auditing and assurance topics (including those that meet both the 24 hour and 80 hour Yellow Book requirement for governmental audits), employee benefit plans, governmental auditing, not-for-profit auditing, risk assessment auditing, fraud, professional ethics and staff training. These courses are offered to various state CPA societies, accounting and professional services firms, association of accounting firms and corporations. We also conduct our own seminars in two states and have the ability to deliver instruction through live webinars or recorded Webcasts. Loscalzo also offers "This Week in Accounting" (TWIA). TWIA is a series of one hour weekly webinars covering current topics applicable to accounting and tax professionals. Each of these webinars generally qualifies for one hour of CPE credit.
              Executive Enterprise Institute (EEI). EEI offers live seminars for both the corporate and public accountant marketplace. Some of the courses qualify for CLE credit as well. These seminars are usually one to three day events held in various locations throughout the United States and include topics such as taxation as well as accounting standards and Securities and Exchange Commission updates. EEI also offers customized in-house programs to meet its client’s specific needs that can be delivered either live or over the Internet. EEI also offers support services for clients who are interested in either internal training or for marketing purposes to their clients or potential clients. These services include agenda development, subject matter expert recruitment as well as event planning services and CPE administration.
    SmartPros Advantage (SPA). SPA is a skills-based learning library containing over 300 text and/or video courses that vary in length from one to eight credit hours. We produce these programs in our own production facility using either our own employees or independent authors to write and/or teach the course. Non-employees are either paid a fee for their services or are paid a royalty based on course usage. This library is marketed primarily to corporate accounting and finance professionals and public accountants. The courses are offered either individually or on a subscription basis.
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
Health and Safety. We have a library of online courses containing over 160 hours of educational courses covering a broad range of topics including OSHA regulatory compliance, hazardous material handling and environmental and safety topics.
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
This division has over 300 courses totaling over 600 hours in the banking, securities and insurance areas. Course offerings include: banking compliance, general banking, general bank management, insurance, lending, retirement and estate planning, securities, ethics, anti-money laundering, financial planning and industry-related sales and service. Approximately 150 of these courses have been accredited by various state departments of insurance for continuing education credit. Many other courses have been approved by the American College for PACE credit and the Certified Financial Planners Board of Standards for CFP credit. These courses are offered in a number of different mediums including web-based, video, multimedia and workshop format.
In addition, we recently introduced our new Audit Management System (AMS) software, that can be used by any broker-dealer required to audit its branch offices pursuant to various regulations of the Securities and Exchange Commission (SEC) and/or the Financial Industry Regulatory Authority (FINRA). The AMS is designed to manage everything from identifying those branches with upcoming branch audit due dates either in a list or across a map interface, to scheduling them, notifying branch staff of upcoming audits, facilitating the auditor's successful completion of the on-site audit, documenting findings of the audit, tracking remediation issues through to their closure, providing a complete archive of all audit related activity and associated documentation, and starting the process over.
Information Technology
Our SmartIT division includes more than 100 courses from our WatchIT catalog. These courses are designed to update and inform technology professionals about the latest initiatives in their field.
Technology
Our technology department is principally a service department and has two primary functions. One is to convert our courses to digital format that are then delivered through various mediums. The other primary function is to maintain our various Websites, our two LMS platforms (i.e., PEC and eCampus), for subscribers to our accounting/finance, legal and engineering products as well as maintaining our other technology products. It also develops new products that can be used either internally or is available for sale or license to our clients. For example, SmartPros' AMS, previously described was developed internally and is currently available to the securities industries, but can be modified for any organization that performs an internal audit function.
Our new LMS, eCampus, combines all our properties on a single platform and fosters better communication tools with enhanced cross-selling potential. We have begun work on a new HTML5 version of our eLP content player for use with Apple iPad and iPhone. eCampus is a turnkey system designed to manage the educational subscriptions, student accounts, e-commerce and reporting needs of our clients. Using eCampus, our clients can review and assess usage of our programs by their employees and their employees’ performance and the effectiveness of these programs. eCampus is co-branded with the client’s logo and delivered using an application service provider hosted infrastructure model that requires no client technology resources. For those clients who have their own LMS, we develop an interface that allows them to access our system through their technology.
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
Product Development
Our product development team includes Jack Fingerhut, John Fleming, Stacey Painter and Glenn Shapiro in the accounting/finance area; Michael Fowler in financial services; James Fallon in information technology and engineering; and Glenn Shapiro in the legal area.
Mr. Fingerhut, one of our co-founders and our president, oversees the development of our accounting programs and new product development. Mr. Fleming is a certified public accountant and was the former president of Loscalzo. He is responsible for instructing, writing and editing Loscalzo courses and has assumed the responsibility of maintaining and updating our SPA course catalog. Ms. Painter is a certified public accountant and was appointed the President of Loscalzo as of January 1, 2014. She is responsible for client development, instructing various Loscalzo courses and in conjunction with Mr. Fleming updating existing courses. Mr. Shapiro is the president of EEI, an attorney and has over 25 years experience in the professional education industry. He is currently responsible for the development of new courses and marketing of EEI and has assumed the presidency of SLE. He is also responsible for developing course content and customization in the legal area. Mr. Fowler joined us when we acquired FC. Mr. Fowler was formerly the senior director of business development at Thomson NETg. Mr. Fowler heads our Financial Services division and is executive vice president of business development. Mr. Fallon is the producer of our WatchIT product and has been developing programs for information technology professionals for over 20 years and is now responsible for our engineering products as well.
We recognize the need to continuously add new content as well as update our existing content. This requires us to devote substantial resources to achieve this goal. We utilize our internal resources that are supplemented by hiring independent contractors to update, develop or assist in developing programs for us. In those instances where we are relying on outside sources for content or where we purchase existing content, our design and development team will develop or oversee the development of an effective format that focuses on performance objectives, instructional anti-practice strategies, interactivity and assessments. This process includes creating and designing study guides and course material, scripts and, in some cases, visual aids. Our product development process includes subject matter experts, instructional designers, technical writers and developers, graphic designers, content editors, and quality assurance reviewers. After final assembly and integration of all course components, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.
Sales and Marketing
Our sales and marketing strategy is designed to attract new customers and build brand awareness. We market our products through our alliances with professional organizations and associations, through our own inside telemarketing sales force, our outside sales force, direct marketing using brochures, email blasts and through our Websites. We believe that this strategy allows us to focus our resources on the largest sales opportunities while simultaneously leveraging our strategic relationships.
Our sales and marketing department includes our president, an executive vice president of sales, a vice president of marketing, and a sales staff of 10 people and 2 outsourced salespersons. In addition, we recently retained the services of a lead generation firm. The sales staff is divided between inside (telesales) and field sales. The field sales force focuses on larger accounts. In addition, our senior executives and the heads of various divisions dedicate varying portions of their time and efforts to sales and marketing activities. Our chief technology officer spends a portion of his time selling and marketing our technology services. The president of our EEI division also supports the marketing of strategic initiatives being introduced to our customers. We will adjust sales and support staff commensurate with increased demand for our products and services.
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
eCampus includes a scalable suite of applications and features that can be streamed via the Internet or a corporate intranet. The basic features of the system allow asynchronous streaming of video and audio courses combined with media-timed synchronization of supplemental material, online quizzes and final exams. Student interaction is enhanced through the use of real-time questions to content experts with quick response. This full-service solution includes a complementary array of communication tools such as email, chat, message boards and student tracking. The tracking of educational needs both internal to the system and external education opportunities, such as stand-up and leader-led programs, are maintained using a student-managed course tracking feature called “My Courses” some key features of eCampus include:

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
Competition
The market for continuing professional education and corporate learning solutions is large, fragmented and highly competitive. We expect these characteristics to persist for the foreseeable future based on the following factors:

•	the expected growth of this market, as demand for highly skilled professionals increases;

•	the increased use of continuing education as a marketing tool; and

•	relatively low barriers to entry.
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
We believe that we compete favorably on these factors. While price is always a competitive factor, we do not believe that we should compete solely on that basis and, in fact, many of our competitors sell their products at lower price points than ours. Particularly in the accounting, legal, financial services and information technology markets, we believe that our reputation and the high quality of our offerings — as well as our other competitive advantages, including the breadth, depth and relevancy of our libraries, strategic relationships, our learning content management system, our customer service and support and the flexibility of our delivery options — allow us to price our products accordingly. In the engineering and general corporate markets where we have not established our reputation to the same extent, we have less flexibility when it comes to price. In the corporate compliance area we believe that what will ultimately differentiate us from our competitors will be our ability to create programs that are designed to meet the specific corporate cultures of our clients.
Our competitors, are both private and public companies and vary in size, scope and breadth of the products and services they offer. They include companies such as Saba Software, Inc., as an LMS provider; Thomson Reuters, Skillsoft, CPA2Biz, Inc., Center for Professional Education, Inc., Western Publishing, Inc., CPEOnline, Surgent McCoy, Corporate Executive Board, FurtheredEd (formerly known as LawLine) and Becker Professional Education in the accounting marketplace; RedVector.com, Inc., Professional Publications Inc. and various professional organizations in the engineering market; and LRN Corp., The Legal Knowledge Company, Integrity Interactive Corporation, SAI Global, Ltd. and Corpedia in the corporate compliance and ethics market. In the financial services market our competitors include Kaplan Financial, RegEd, WebCE, BVS, Sheshunoff, and various trade associations. In addition, we also compete with universities, professional and other not-for-profit organizations and associations, some of whom are also our strategic partners and/or clients. Potential competitors include professional organizations such as the AICPA as well as each state’s society of certified public accountants. Other competitors include large diversified publishing companies such as The Washington Post Company, Wolters Kluwer, Thomson Reuters and Pearson Education, other education companies (including traditional providers of in-classroom instruction and remote learning solutions such as DeVry University), and professional services companies, including accounting firms who are looking to promote their services using CPE. Competition may also come from technology and e-commerce solutions providers. Internet based learning solutions have become increasingly popular in recent years along with the increased demand for flexible, cost-effective alternatives.
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
Our principal competitors in the area of financial services compliance education and continuing education for bankers include Bankers Edge, Bankers Academy (The Edcomm Group) and banking associations such as BAI, Bankers Training & Certification Center, and various banking trade organizations. Competition in the securities market includes RegEd and Kaplan Financial and in insurance market includes WebCE.
Our principal competitors in the area of engineering education are RedVector.com, Inc., university-based extension programs, individual trainers and professional organizations.
Our principal competitors in the area of information technology include SkillSoft and Global Knowledge.
Our Competitive Advantages
The following competitive advantages enables us to stand out, challenge and often succeed against our competitors and will allow us to achieve our goal of becoming a leading provider of learning solutions for the professional and business communities.
History and reputation. For more than 30 years we have been providing learning solutions for accounting and finance professionals. We believe that in the accounting/finance market we have the reputation of being a leading provider of high quality continuing professional education programs, as evidenced by our high renewal rate. We believe that our reputation in the accounting/finance market will assist us as we expand our presence in the engineering, legal, financial services, information technology, corporate ethics and governance, general corporate markets and also into new markets.
We have been providing learning solutions for engineering professionals since 1997. Our legal and financial services divisions have been in business for 15 and more than 30 years, respectively.
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
Online resource and content provider. We own and operate multiple Websites, including primary domains and subdomains at: www.smartpros.com, http://education.smartpros.com, http://accounting.smartpros.com, http://corporate.smartpros.com, http://ir.smartpros.com, http://engineering.smartpros.com, http://greenengineering.smartpros.com, www.engineering-ecampus.com, engineeringecampus.com, http://marketing.smartpros.com, www.workingvalues.com, www.cognistar.com, www.mgi.org, www.pelicense.org, www.sageonlinelearning.com., www.financialcampus.com, www.watchit.com, www.financejobs.com, www.fmnonline.com, www.ireflecttraining.com, www.pro2net.com, www.accountingnet.com, www.smartprosinteractive.com, www.loscalzo.com and www.eeiconferences.com.
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
Intellectual Property
We own a variety of intellectual property, including trademarks, trade names, copyrights, proprietary software, technical know-how and expertise, designs, process techniques and inventions. We believe that the trademarks and trade names we use to identify our products and services are material to our business. We own all of the following trademarks, trade names and/or service marks, which have either been federally registered or applications have been filed with the United States Patent and Trademark Office seeking federal registration: SMARTPROS, PRO2NET, LOSCALZO, KEEPSMART, WORKING VALUES, PROFESSIONAL EDUCATION CENTER (PEC), FINANCIAL MANAGEMENT NETWORK (FMN), CPA REPORT (CPAR), INTEGRITY TOOLKIT, INTEGRITY ALIGNMENT, COGNISTAR, SAGE, ACCOUNTINGNET, FINANCE JOBS, WATCHIT, SMARTIT, HAWTHORNE CENTER OF EXCELLENCE, FINANCIALCAMPUS, FINANCEJOBS, SMARTPROS ECAMPUS, SMARTPROS ELP and SMARTPROS ELPLIVE.
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
Employees
As of March 24, 2015, we had 57 employees of which 54 were full-time and three were part-time. We have 27 employees based in our executive offices in Hawthorne, New York. Loscalzo has nine employees in its Shrewsbury, New Jersey, office. In addition, we have 21 employees that work out of their homes in various states. We believe that our relationship with all of our employees is generally good.

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
In 2014 our net revenues and operating loss from continuing operations fluctuated quarterly, primarily due to decreased revenues from our accounting/finance division. Revenues were affected by a decrease in usage of certain courses in our library, as well as from our Loscalzo subsidiary and EEI division, both of which are in the live continuing education business. We anticipate lower revenues in future periods from live training, as EEI has reduced the number of course offerings, that are described more fully below. EEI’s revenue is primarily recognized in the second and fourth quarters of the year and Loscalzo has virtually no revenue in the first quarter. In both cases we expense payroll and other costs as incurred regardless of when the revenue is recognized. As a result, our operating results were significantly better in the fourth quarter than each of the prior three quarters in 2014. These quarterly fluctuations can also cause our stock price to fluctuate or decline.
Our operations may be adversely impacted by general economic conditions and other factors.
Our customer base consists primarily of corporations, professionals and professional services firms and other businesses whose employees are required to take continuing education on a periodic basis as well as individual professionals. During economic downturns, some of our clients attempt to do without education and training as a cost-saving measure and others seek a less costly provider of the type of services we offer. They may also curtail the demand for customized products and the number of users may diminish as a result of reduced staff. In addition to budgetary constraints caused by economic conditions, attendance at live seminars can be affected by other factors such as weather or travel restrictions.
Our "Back to Basics" plan may not produce the results that we expect which could impair our results of operations.
In June 2014, we commenced our "Back to Basics" plan that entailed reducing staffing in certain areas, closing, selling or reducing certain verticals of our business and re-purposing our resources to those areas of the business that provide the greatest return. In conjunction with this plan, in 2014 we sold substantially all of the assets of our Skye Multimedia Ltd. (Skye) subsidiary and discontinued our custom ethics business. Also, we plan on reducing the number of live events managed by EEI and have reduced overhead related to development. The discontinued operations of Skye are reflected separately in our operating results.

We do not expect to realize the full benefit of our “Back to Basics” plan until 2015. We anticipate that our annualized cost savings from net personnel reductions will be substantial and have a positive effect on our net income. We estimate that, exclusive of possible reductions in revenues and/or increases in related costs, our operating costs will be reduced by approximately $750,000 per annum. We are hopeful that an increase in sales personnel and in marketing efforts from re-purposing our resources to those areas of the business that provide the greatest return will offset any declines in revenue and/or increases in related costs. We must caution that our operating results can be greatly affected by many factors as our "Back to Basics" plan is implemented. If our cost savings is not sufficient to offset the reductions in revenues and/or increases in related costs, our results of operations will be negatively impacted.
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
We are required to test goodwill and our other intangible assets for impairment at least annually or if a triggering event occurs in accordance with the provisions of Topic ASC 350 Goodwill and Other Intangible Assets. Such impairment could be caused by any number of factors, including significant negative industry trends, reduced estimates of future cash flows, disruptions to our business or lack of growth in the areas covered by these intangibles could result in a charge to earnings for impairment of any of our intangible assets or goodwill. Any such charge could have a material impact on our earnings and our stock price. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating results, which may or may not be achieved.
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
Our current growth strategy assumes that we will not be able to make targeted strategic acquisitions.
A key feature of our prior growth strategy was to make strategic acquisitions. We recently have not been able to consummate additional strategic acquisitions in order to achieve our expected rate of growth. However, we will still pursue viable potential acquisitions that are presented to us. As part of our Back to Basics plan we are now concentrating on internal, organic growth.
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
One of our principal competitive advantages is our ability to deliver content in multiple formats. For example, in addition to the traditional classroom setting, we offer a broad spectrum of internet based training solutions as our courses are available online and we can deliver webinars. This flexibility has enabled us to keep pace with changes in technology and has contributed to our growth. Keeping pace with technological developments can be difficult and expensive, adversely impacting our operating results. However, our continued growth depends on our ability to anticipate and adapt to our customers’ needs and preferences. If we fail to do that, the potential adverse impact could be significant to our business, operating results and financial condition. We cannot assure that we will be able to keep pace and adapt to changes in technology or customer preferences.
Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.
Our success depends in part on our ability to retain our key employees including our chief executive officer, Allen S. Greene, our president, Jack Fingerhut and our chief technology officer and executive vice-president, Joseph Fish. Mr. Greene is an experienced senior corporate executive who has been instrumental in cutting costs, negotiating and consummating the acquisitions that have helped us focus on our core competencies while at the same time expand into new markets. Mr. Fingerhut is one of our founders and is actively involved in sales and marketing and identifying acquisition targets. Mr. Fingerhut also has overall responsibility for the accounting products. He has extensive contacts within — and knowledge of — the accounting profession. Mr. Fish has been instrumental in developing and introducing our new technology products such as our AMS and LMS. Although we have employment agreements with all of these executives, each executive can terminate his agreement at any time. Also, we do not carry, nor do we anticipate obtaining, “key man” insurance on these individuals. It would be difficult for us to replace any one of these individuals should they resign or become incapacitated. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure. In addition, if any of our division heads were to leave, it could affect our revenues adversely.
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
Our executive offices, production facility, technology center and fulfillment center are located on Route 9A in Hawthorne, New York, where we lease 17,850 square feet. The lease expires January 31, 2019. We also lease 2,700 square feet in Shrewsbury, New Jersey, for our Loscalzo subsidiary, which expires on December 31, 2016.

Item 3.	Legal Proceedings
At the present time, we are not a party to any material legal proceedings other than in the oridnary course of business.

Item 4.	Mine Safety Disclosure

Not applicable.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common stock is currently traded on the NASDAQ Capital Market under the symbol “SPRO.”
The following table sets forth, for the periods indicated, the high and low sales information for our Common Stock.

Price Range of Common Stock
	Sales Information
2014	High	Low
First Quarter	$2.72	$2.00
Second Quarter	$3.60	$2.21
Third Quarter	$2.31	$1.78
Fourth Quarter	$2.08	$1.49
2013
First Quarter	$1.85	$1.37
Second Quarter	$1.75	$1.43
Third Quarter	$2.14	$1.54
Fourth Quarter	$2.67	$1.97
________________________________________________________________________________________________________________________
At March 23, 2015, the closing sale price per share for our common stock, as reported on the NASDAQ Capital Market was $1.57

(b)	Holders
As of the close of business March 23, 2015, the number of record holders of our common stock was 85.

(c)	Dividends
The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. During 2014, the Board of Directors approved four quarterly dividend payments of $.015 per common share, for a total of $.06 per common share. The 2014 dividends are non-taxable return of capital. Payment of future dividends are within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, acquisitions, operations and financial condition. On March 6, 2015, the Board of Directors approved a dividend payment of a $.015 per common share payable on April 7, 2015, to shareholders of record on March 20, 2015.
          Company Purchases of its Equity Securities
On November 6, 2014, our Board of Directors approved a new stock buy-back program under which $350,000 of company funds may be used to purchase shares of our common stock. As of March 23, 2015, we have purchased a total of 69,469 shares for an aggregate cost of $120,293 under this program, inclusive of the shares shown in the table below.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1-31, 2014)	—	$—	—	$—
Month #2
(November 1-30, 2014)	5,763	$1.23	5,763	$342,884
Month #3
(December 1-31, 2014)	54,394	$1.84	54,394	$242,900
Total	60,157	$1.78	60,157	$242,900

Item 6.	Selected Financial Data
We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We measure our operations primarily using financial metrics. The financial metrics include revenues, gross margins, operating expenses and income from continuing operations. Other key metrics include (i) revenues by sales source, (ii) online sales, (iii) cash flows and (iv) EBITDA.

Some of the most significant trends affecting our business are the following:

•	the increasing recognition by professionals and corporations that they must continually improve their skills and those of their employees in order to remain competitive;

•	continuing and expanding professional education requirements by regulatory agencies, including both federal and state governments as well as professional associations;

•	the changing demographic of both the student population base and the methods of delivering continuing professional education

•	the increased competition in today's economy for skilled employees and the recognition that effective education can be used to recruit and train employees;

•	the continual development of new technology as a delivery channel for the types of products and services we offer;

•	current economic conditions; and

•	competition.
Over the last few years, we have experienced fluctuations in our annual net revenues due to various reasons, from the recession that began in 2008 and the resulting decrease in budgets and discretionary spending by many companies, to a change in spending patterns based upon what appears to be the start of a turn around in our economy. We are also experiencing a general change in the preferred delivery method of education from live training to delivery through the Internet. Nevertheless, since 2009 we have experienced an overall decrease in net revenues from $16.6 million in 2009 to $13.4 million in 2014 adjusted to reflect revenues from continuing operations. This decline in revenue is primarily due to decreased attendance at live training events as well as fluctuations in the usage of our various libraries. The decreased attendance at live events is due to a number of factors including a lack of new accounting pronouncements, competition, personnel reductions and budgetary, travel and time restraints for many of our client's as well as other factors.
While we have previously attempted to grow our business through acquisitions, we realize that we have not been able to achieve our intended goals due to many factors. We will still consider making acquisitions that will give us access to new markets and products, that make economic sense. We prefer acquisitions that are accretive, as opposed to those that are dilutive, but ultimately the decision will be based on maximizing shareholder value rather than short-term profits. The size of the acquisitions will be determined, in part, by the capital available to us and the liquidity and price of our common stock. We may use debt to enhance or augment our ability to consummate larger transactions. There are many risks involved with acquisitions, some of which are discussed in Item 1A of Part 1 of this report under the caption “Certain Risk Factors That May Affect Our Growth and Profitability.” These risks include identifying appropriate acquisition candidates, successfully negotiating the business, legal and financial terms of the acquisitions, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business. We cannot assure you that we will be able to identify appropriate acquisition opportunities or negotiate reasonable terms or that any acquired business or assets will deliver the shareholder value that we anticipated at the outset.
Our performance for the recently completed 2014 fiscal year, resulted in decreased revenues from continuing operations of approximately $1.8 million compared to 2013, as revenues from live training and usage of our course libraries decreased. In addition to the decreased revenues our gross profit margin decreased from 57.2% to 54.7%, although we reduced our costs by approximately $427,000. In addition, our selling, general and administrative expenses decreased by approximately $822,000 in 2014 compared to 2013. The decrease in net revenues was mainly attributable to the decrease in attendance and the reduction in the number of events in parts of our live seminar business, some of which were attributable to our Back to Basics Program, as well as decreased usage of our course library and the loss of some customers. Our core subscription-based business was relatively flat, as customers are either imposing restrictions on their employees or are seeking lower cost alternatives to fulfilling mandatory continuing education requirements. Overall net revenues from our accounting/finance division decreased as a consequence of these various factors. We have added new products, such as CPE administration, in an attempt to offset the decrease. We also had a decrease in net revenues in our engineering division, our Cognistar legal education and our Working Values Ethics subsidiary, as well as a decrease in net revenues from our Financial Services division.
In order to reduce our operating expenses, we eliminated live seminars that had sub-par performance which, while reducing gross revenue, had a positive impact on our operating results and as of year-end we have discontinued the Working Values Ethics division due to its poor performance. Our overall selling, general and administrative expenses decreased primarily due to reduced compensation expense, while we are re-directing our marketing expenditures, our overall expenditures for advertising and marketing costs were reduced in conjunction with the reduction in the number of live seminars. However, we recently retained a lead generation firm. The cost of maintaining our hardware and software continues to grow, as we replace older equipment and upgrade our ability to deliver online courses and webinars. As the overall business environment improves and in conjunction with our Back to Basics Plan, we may not see an overall increase in net revenues, but we anticipate a reduction in overall expenditures and an increase in profitability. We continually monitor our direct and selling, general and administrative costs and make the necessary adjustments where warranted. We are also always looking for new markets and distribution channels for our existing products and we continue to upgrade our library, create new products and develop new technology.
          Seasonality and Cyclicality
Historically, our operating results have fluctuated from quarter to quarter, primarily because a portion of our business is non-subscription based. Custom jobs and consulting work are subject to both the general business climate and client’s needs. Net revenue from our Engineering division is subject to staffing levels in both the private and public sector and the timing of various licensing exams. In economic downturns, staff reductions result in fewer people taking professional engineering licensing exams. Our subscription-based revenue is spread over the life of the subscription which is generally one year and can be effected by staff reductions as well. Our live training divisions of Loscalzo and EEI, have quarterly fluctuations in their revenues and we expect this trend to continue for the foreseeable future. Both Loscalzo and EEI generate most of their revenue from live programs. In EEI’s case, the revenue is recognized almost exclusively in the second and fourth quarters, when the sessions take place. In Loscalzo’s case, the revenue tends to be recognized over the second, third and fourth quarters, with the fourth quarter revenue being the greatest. While the costs that are directly related to the production of this revenue are incurred over the same period, both Loscalzo and EEI have general and administrative expenses that are incurred ratably over the year, contributing to the fluctuations in our operating results.
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
     Stock-based compensation
Compensation costs are recognized in the financial statements at fair value for stock options or grants awarded to employees and directors. Options and warrants granted to non-employees are recorded as an expense at the date of grant based on the then estimated fair value of the security granted. The fair value of the options at grant date were estimated using the Black-Scholes Option Pricing Model. Stock grants to employees and directors are charged to expense at the closing price of our common stock at date of grant.
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
Discontinued Operations
The income or loss from the operations of a division or subsidiary whose operating assets have been sold are treated as discontinued and not included in the operating results. In December 2014, we sold the operating and other assets of our Skye Multimedia Ltd. (Skye) subsidiary. The net results of this transaction have been reflected in the loss or income from discontinued operations, as we are required to restate the prior period to reflect this transaction.
Results of Operations
Comparison of the years ended December 31, 2014 and 2013
The following table compares our statement of operations data for the years ended December 31, 2014, and 2013. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, engineering or corporate education) and the method of sale (video or online). In addition, the discussion below refers to continuing operations unless otherwise referred to.

	Year ended December 31
	2014		2013
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$13,487,917	100.0%	$15,263,083	100.0%	(11.6)%
Cost of revenues	6,105,117	45.3%	6,531,922	42.8%	(6.5)%
Gross profit	7,382,800	54.7%	8,731,161	57.2%	(15.4)%
Selling, general and administrative	6,759,368	50.1%	7,581,786	49.7%	(10.8)%
Depreciation and amortization	1,101,698	8.2%	1,115,403	7.3%	(1.2)%
Total operating expenses	7,861,066	58.3%	8,697,189	57.0%	(9.6)%
Operating (loss) income	(478,266)	(3.5)%	33,972	0.2%	1,507.8%
Other income, net	16,810	0.1%	27,453	0.2%	(38.8)%
(Loss) income from continuing operations before taxes	(461,456)	(3.4)%	61,425	0.4%	(851.3)%
Provision for income taxes	(403,543)	(175.9)%	(24,268)	0.4%	(1,562.9)%
(Loss) income from continuing operations	(864,999)	(3.4)%	37,157	0.2%	(2,428.0)%
(Loss) income from discontinued operations	(770,265)	(5.7)%	105,766	0.7%	(828.3)%
Net (loss) income	$(1,635,264)	(9.2)%	$142,923	0.9%	(1,244.2)%

Net revenues
Net revenues for 2014 decreased 11.6%, compared to net revenues for 2013, primarily as a result of decline in revenues from live training and course usage in our accounting library. Our live education businesses represents approximately 26% of our net revenues. Net revenues from subscription-based and non-subscription based products delivered on-line, exclusive of advertising and other service income accounted for approximately $5.7 million, or 43%, of our net revenues.
Net revenues from our accounting/finance division decreased in absolute dollars by approximately $1.6 million but decreased slightly as a percentage of total net revenues, from 82% in 2013 to 80.7% in 2014. Net revenues from our accounting/finance and related products decreased from approximately $12.4 million in 2013 to $10.8 million in 2014. Net revenues from accounting/finance products including both subscription and non-subscription based revenue was $7.4 million in 2014 and $8.4 million in 2013. Net revenues from live programs and custom work were approximately $3.4 million in 2014 as compared to $4.0 million in 2013, a decrease of approximately $600,000. This decline as previously discussed is the result of reduced attendance at seminars and/or the cancellation of poorly performing seminars.
Net revenues from sales of our engineering products, which are not subscription-based, were $354,000 in 2014, compared to $467,000 in 2013. The decline in engineering net revenues is due to a number of reasons including the need to update our course content in order to comply with new rules and regulations, fewer exam candidates and purchasing curtailments by both engineering firms and governmental agencies. For most of 2014, our PE and FE courses were not being distributed by our association partners until they were updated. We recently completed the updates of all of our exam prepatory courses in order to comply with current regulations. In addition to updating some of our existing courses, we recently added our "Construction Project Management Course" to our library. We are constantly seeking partners to either market our products or share their content with our customers. Engineering revenues include sales of our human resources, health and safety courses and our Watch-IT technology subscription-based product.
Net revenues from SLE decreased from $424,000 in 2013 to $346,000 in 2014. This decrease was primarily due to a decrease of $67,000 from our Cognistar legal division, and a decrease of $11,000 from our Working Value ethics division. As of year-end, we have closed the Ethics division as part of our Back to Basics program. The decrease in Cognistar net revenues is due to reduced usage of our course material. In addition, a revenue sharing relationship for the use of a portal that we created has not generated the revenues that were originally anticipated.

Our financial services education division generated net revenues of $1.62 million in 2014, compared to $1.8 million in 2013. The decrease is primarily a result of the completion of custom work in 2013, and the loss of a client.
Net revenues from video production, duplication and consulting services increased in 2014 to $352,000 from $134,000 in 2013, as a result of increased consulting work as well as additional revenue from video production work. Video production and duplication income fluctuates annually, but overall they continue to decline. The duplication business has declined because tape is no longer used and we do not have the capability of doing very large DVD duplication projects. Our video production facility is primarily used for internal work and income results from either renting our facilities and/or our equipment or producing a custom program. Consulting work varies from year to year and sales are credited to the department from which they originate and not to the department where the work is performed.
Cost of revenues
Cost of revenues includes (i) production costs, such as the salaries, benefits and other costs related to personnel, whether our employees or independent contractors, who are used directly in connection with producing or conducting our educational programs, (ii) royalties paid to third parties, (iii) the cost of materials, such as DVDs, printed matter and packaging materials and (iv) shipping costs. Compared to 2013, cost of revenues in 2014 decreased by approximately $427,000 from $6.5 million in 2013 to $6.1 million in 2014, and is primarily related to the reduction in out-sourced personnel and costs related to hosting live training events. We have reduced the number of people and the amount expended for out-sourced technology personnel. As we reduce the number of live events the costs of running them decrease as well, resulting in a decline of approximately $91,000 in 2014 from 2013. Although, the cost of revenues decreased in real dollars as a percentage of net revenues, they increased to 45.3% in 2014 from 42.8% in 2013. This resulted in a corresponding (15.4)% decrease in our gross profit margin from $8.73 million in 2013 to $7.38 million in 2014.
There are many different types of expenses that are characterized as production costs and they vary from period to period depending on many factors. The expenses that showed the greatest variations from 2013 to 2014 and the reasons for those variations are as follows:

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. It also includes the costs of instructors for live programs and the production of those courses. These costs decreased by approximately $153,000 in 2014 from 2013. We have reduced the cost of out-sourced technology personnel used to provide technology services and help develop new products. Loscalzo and EEI employ a number of consultants to develop course material, in addition to hiring instructors to deliver programs throughout the United States. We have been outsourcing some of the programming and content development functions to firms outside of the United States. Direct production costs, which are costs related to producing videos other than labor costs — such as the cost of renting equipment and locations, and the purchase of materials — decreased by $38,000. These variations are related to the type of video production and custom projects and do not reflect any trends in our business.

•
Salaries. Overall payroll and related costs attributable to production personnel increased by approximately $26,000. The increase was primarily attributable to reduced capitalization of employees salaries in the technology group, as our overall headcount did not increase. Salaries and related costs from our Loscalzo subsidiary decreased approximately $35,000 as a result of the loss of an employee, offset by a re-allocation of the division's president's duties. Our FC division accounted for an additional $6,000 in savings. We also reduced salaries in our EEI division by approximately $29,000.

•
Royalties. Royalty expense decreased by $118,000 in 2014, from approximately $1.07 million in 2013 to $953,000 in 2014. Royalty expense is directly related to sales of certain products in our accounting and engineering catalogs, and as usage fluctuates so does our royalty expense. We often have to estimate the royalty expense due our partners, as the information may not be readily available. Additionally, we have added over 100 courses to our accounting course library in 2014, a number of which were written by our employees on which there are no royalties. If volume increases or if we enter into new agreements or modify existing agreements, the actual royalty payments in 2015 under these agreements may be either higher or lower than they were in 2014.

•
Other costs. This includes the cost of venues for our live educational program business, travel for instructors and others, shipping costs and other miscellaneous expenses. These other costs decreased by $143,000, primarily related to our live education business. The largest component of these expenses are venue, travel and course administration costs that decreased by $91,000 in 2014 from 2013. Travel costs incurred by Loscalzo are often billed to their respective clients.

As our business grows, we may be required to hire additional production personnel, increasing our cost of revenues.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead such as (i) compensation and benefits for executive, administrative, sales and marketing and finance personnel, (ii) rent, (iii) insurance, (iv) professional fees, (v) travel and entertainment and (vi) office expenses. Selling, general and administrative expenses in 2014 decreased by approximately 10.8%, to $822,000. The decrease in terms of actual expenses is primarily from reductions in payroll and related costs as our headcount has been reduced. Reductions in compensation expense totaled $547,000 in 2014. Our other overhead expenses for rent, out-sourced customer service and sales, advertising, promotional material and other selling expenses decreased by approximately $329,000. Exclusive of the overall decreases, expenses related to technology costs increased by approximately $54,000 as we continually add to our computer and related equipment and upgrade our ability to deliver over the Internet. The cost of maintaining our technology, such as annual software and maintenance licenses as well as our bandwidth costs continue to increase. In addition, in conformity with applicable accounting standards, we are expensing the costs associated with the grants of options and restricted stock to employees and directors. This non-cash expense in 2014 was approximately $48,000 and $105,000 in 2013. We anticipate that selling, general and administrative expenses will decline in 2015 at our current level of operations, as we anticipate seeing the full benefit of our Back to Basics Plan.
Depreciation and amortization
Depreciation and amortization expenses were $14,000 lower in 2014 than they were in 2013. This decrease is primarily from the amortization of internally developed software and courses, as many of the intangible assets acquired in acquisitions are now fully amortized, as well as the cost of developing eCampus. However, this is offset by increases in amortization expense from our other technology products such as our Audit Management System and Accreditation System, as well as the continual additions to our course library. Although we continually upgrade our computer hardware and systems, and with most of our projects either completed or near completion, we expect our depreciation and amortization expenses on our fixed and intangible assets to decrease, as many of the assets acquired in prior acquisitions are either fully or nearly completely amortized and a substantial portion of the eCampus cost of $2.19 million is now amortized.
Impairment of goodwill
We regularly monitor our goodwill and other long-lived assets for impairment. We perform an annual review prior to our year end or when circumstances indicate an event has occurred that would cause an earlier review of goodwill. There was no impairment in 2014, after writing-off the remaining goodwill from Skye as part of our loss from discontinued operations. We will continue to monitor these assets for any possible future impairment. It is possible that based on future operating results that we may incur additional impairment to this and our other long-lived assets.
Operating (loss) income
For 2014, our operating loss was $478,000, compared to an operating income of $34,000 in 2013. The decrease in net revenues of approximately $1.8 million, offset by reduced selling, general and administrative expenses of approximately $822,000 are the primary reasons for the approximately $512,000 decrease in operating income.
Other income, net
Other income and expense items primarily consist of interest earned on deposits. We currently have no outstanding debt, other than normal trade payables. Net interest income decreased from 2013 to 2014, as a result of lower interest rates and reduced cash.
Income tax expense
In 2014, we recorded a net tax expense from continuing operations of approximately $403,500 compared to a $24,300 net tax expense in 2013. We have analyzed all of the components of the deferred tax assets and liabilities and have decreased our net deferred tax asset by $400,000 to $200,000 in 2014, after increasing our valuation allowance to approximately $2,972,000, as compared to a $600,000 net deferred tax asset and a $1,588,000 valuation allowance in 2013. The 2014 and 2013 state and local tax expense from continuing operations is approximately $3,500 and $24,300, respectively.
(Loss) income from continuing operations
For 2014, we recorded a net loss from continuing operations of $865,000 compared to a net income of $37,000 in 2013. The decrease in net income is primarily due to the operating results previously outlined above and the write-down of our deferred tax asset by $400,000.

(Loss) income from discontinued operations
In December 2014, we sold the operating and other assets of Skye. The loss on sale from this transaction, included the write-off of the remaining goodwill of approximately $351,000.
Net (loss) income
The net loss for 2014 was approximately $1.63 million, or ($.19) and ($.16) per common share both basic and diluted from continuing and discontinued operations, respectively. The comparable results for 2013 was a net income of approximately $143,000 or $.01 and $.02 per common share both basic and diluted from continuing and discontinued operations, respectively.
Liquidity and Capital Resources
Since becoming a public company in 2004, we have financed our working capital requirements entirely through our business operations. We have not had any further sales of stock or incurred any funded debt.
Our working capital as of December 31, 2014, was approximately $1.3 million compared to a $2.2 million working capital as of December 31, 2013. The decrease is attributable to a number of factors including the payment of approximately $281,000 in dividends, and $161,000 for the repurchase of our common stock under our stock buy back program. Our current ratio at December 31, 2014, is 1.21 to 1, compared to 1.37 to 1 at December 31, 2013. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities, approximately $4.8 million and $4.4 million at December 31, 2014 and 2013, respectively, is deferred revenue, which is revenue collected or billed but not yet earned under the principles of revenue recognition. Most of this deferred revenue at December 31, 2014 is in the form of subscription fees and will be earned during 2015. The cost of fulfilling our monthly subscription obligation does not exceed this revenue and is booked to expense as incurred. There are several large multi-year contracts that are billed annually and those future billings are not reflected in deferred revenue. For some of our products, there are no additional costs, other than shipping costs, required to complete this obligation as the material is already in our library.
For the year ended December 31, 2014, we had a net decrease in cash of approximately $500,000. We generated $737,000 in cash from operations, offset by $788,000 of cash used in investing activities, of which $115,000 was used for asset acquisitions and $673,000 for the capitalization of software and courses. In addition, our financing activities used cash of $442,000 which consists of $161,000 for the repurchase of our common stock under our stock buy back program and $281,000 for the payment of dividends. The primary components of our operating cash flows are our net income adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and deferred revenues.
In comparison, for the year-ended December 31, 2013, we had a $385,000 increase in cash. That increase was a result of cash generated by operations of $1.41 million, that was offset by cash expended for investing activities of $641,000 (after the redemption of a certificate of deposit for $500,000) primarily for asset acquisitions and capitalization of software and courses, and $386,000 of financing activities expended for the repurchase of our common stock under our stock buy back program and the payment of dividends.
Capital expenditures for the year ended December 31, 2014, were approximately $791,900, of which $118,000 consisted primarily of computer equipment and software. We capitalized $673,000 of costs for the production of various courses and software. We are constantly reviewing and upgrading our technology. For fiscal 2015, we have budgeted approximately $250,000 for capital expenditures (other than software and course development costs). We believe that our current cash balances together with cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
On March 5, 2015, our Board of Directors declared a dividend of $.015 per common share payable on April 7, 2015, to shareholders of record on March 20, 2015.
In November 2014, our Board of Directors approved a new stock buy-back program under which $350,000 of company funds may be used to purchase shares of our common stock. As of March 23, 2015, we have purchased a total of 69,469 shares for an aggregate cost of $120,293 under this program.
Contractual Obligation, Commitments and Contingencies
As of December 31, 2014, we had commitments under various leases for our offices in Hawthorne, New York and Loscalzo’s office in Shrewsbury, New Jersey. The total aggregate commitment under these leases is approximately $1.54 million through January 2019. The lease for the Loscalzo office expires on December 31, 2016, at a monthly rent of approximately $4,100.
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
Credit Risk
Most of our cash is held in deposit accounts, U.S. Treasury and non-Treasury money market funds. Our bank deposit accounts are insured by the U.S. government but only up to a maximum of $250,000 at any one bank. Our money market funds are held in a brokerage account that is insured by the Security Industry Protection Corp. up to $500,000 and various brokerage firms may carry additional insurance from commercial insurance companies. Our cash balances vary from time to time based on a variety of factors but in some cases are significantly in excess of the insurable limit. As a result, we have exposure on these accounts in the event these financial institutions become insolvent.
In addition, we may have credit risk with respect to customers who default on custom orders or who default on subscription payments.
Recent Accounting Pronouncements
In April 2014, The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which updated the criteria for reporting discontinued operations included in Subtopic 205-20. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively of the statement of financial position. The amendments also require additional disclosure about discontinued operations. The standard is effective for interim and annual periods beginning on or after December 15, 2014. At this time the update does not have a material impact on the Company’s results and will be adopted for reporting on periods starting January 2015.
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers" that deals with Topic 606-Revenue From Contracts with Customers and added a new Subtopic 340-40 "Others Assets and Deferred Costs" to its Accounting Standards Codification (Codification). The purpose of these changes to the codification are to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practice across entities, provide more useful information to users of financial statements through increased disclosure and simplify the preparation of financial statements by reducing the number of requirements to which an entity may refer. These amendments are effective for years ending after December 15, 2016 and early application is not permitted. At this time the Company has not made an evaluation as to the effect these amendments will have on its financial statements.
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
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SmartPros Ltd.. have been detected.
b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework in 1992 (the "1992 Framework"). Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria. In May 2013, COSO issued an update to the 1992 Framework.
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
The information in response to this Item will be included in our Proxy Statement in connection with our 2015 annual meeting of stockholders, which information is incorporated by reference herein.
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
The information in response to this Item will be included in our Proxy Statement in connection with our 2015 annual meeting of stockholders, which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this Item will be included in our Proxy Statement in connection with our 2015 annual meeting of stockholders, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information in response to this Item will be included in our Proxy Statement in connection with our 2015 annual meeting of stockholders, which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
The information in response to this Item will be included in our Proxy Statement in connection with our 2015 annual meeting of stockholders, which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the consolidated financial statements on page F-2.
(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws, as amended (1)

4.1	Specimen stock certificate (1)

10.1	**2009 Incentive Compensation Plan (2)

10.2	**Employment Agreement, dated as of February 1, 2007, between Allen S. Greene and SmartPros, Ltd. (3)

10.3	**Seconded Amended Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Jack Fingerhut, dated as of (4)

10.4	**Amended Employment Agreement, dated as of July 1, 2008, between SmartPros Ltd. and Stanley Wirtheim, dated as of (4)

10.5	**First Amendment to Employment Agreement, dated as of October 1, 2008, between SmartPros Ltd. and Joseph Fish, dated as of (4)

10.6	Lease for premises at 12 Skyline Drive, Hawthorne, New York (7)

10.7	**Letter of Agreement between SmartPros Ltd. and Allen S. Greene re: restricted stock (1)

10.9	**Final form of Restricted Stock Agreement, dated as of January 29, 2007, executed by Allen S. Greene, Jack Fingerhut, Stanley Wirtheim, Joseph Fish and David Gebler (3)

10.10	**Amendment to Employment Agreement between SmartPros.Ltd and Jack Fingerhut, dated March 8, 2012 (5)

10.11	**Amendment to Employment Agreement between Smartpros.Ltd and Joseph Fish, dated March 8, 2012 (5)

10.12	**Amendment to Employment Agreement between SmartPros.Ltd. and Stanley Wirtheim, dated March 8, 2012 (5)

14.1	Code of Ethics (6)

21.1	Subsidiaries(7)

23.1	Consent of Baker Tilly Virchow Krause, LLP*

31.1	Principal Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Principal Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Notes to Exhibit Index

*	Filed herewith.

**	This exhibit is a management contract or compensatory plan or arrangement.

***	Furnished herewith in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (No. 333-115454), effective as of October 19, 2004, and incorporated herein by reference.

(2)	Filed on April 27, 2009, as Appendix A to our Definitive Proxy Statement, DEF14A, for the 2009 annual meeting of stockholders and incorporated herein by reference.

(3)	Filed on February 2, 2007, as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed as an exhibit to our Annual Report on From 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K, on March 8, 2012, and incorporated herein by reference.

(6)	The Code of Ethics is posted on our Website at http://ir.smartpros.com.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(c)	Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

		By:	/s/ Allen S. Greene
Allen S. Greene
Chief Executive Officer

Date:	March 24, 2015
________________________________________________________________________________________________________________________
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2015.

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
Martin H. Lager

SMARTPROS LTD.
AND SUBSIDIARIES
__________________________________________________________________________________________________________________________________________________
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

SMARTPROS LTD.
AND SUBSIDIARIES

Years Ended December 31, 2014 and 2013

Contents

Pages

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-18

Report of Independent Registered Public Accounting Firm
To the Shareholders, Audit Committee and Board of Directors
SmartPros Ltd.
Hawthorne, New York

We have audited the accompanying consolidated balance sheets of SmartPros Ltd. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartPros Ltd. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Baker Tilly Virchow Krause, LLP
Melville, New York

March 24, 2015

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,810,982	$5,303,657
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 at December 31, 2014 and 2013, respectively	1,668,942	2,430,495
Prepaid expenses and other current assets	406,173	340,463
Current assets of discontinued operations	414,296	—
Total Current Assets	7,300,393	8,074,615

Property and Equipment, net	427,241	566,475
Goodwill	2,456,474	2,807,257
Other Intangibles, net	3,295,958	3,516,411
Other Assets, including restricted cash of $75,000 at December 31, 2014 and 2013, respectively	94,479	104,515
Deferred Tax Asset	200,000	600,000
Investment in Joint Venture	—	2,268
Non-current assets of discontinued operations	4,673	—
Total Assets	$13,779,218	$15,671,541

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$875,019	$1,203,222
Accrued expenses	227,021	234,863
Deferred revenue	4,752,356	4,395,166
Dividend payable	69,157	70,289
Current liabilities of discontinued operations	120,066	—
Total Current Liabilities	6,043,619	5,903,540
Long-Term Liabilities:
Other liabilities	66,106	70,378
Total Long-Term Liabilities	66,106	70,378
Total Liabilities	6,109,725	5,973,918
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized, 5,665,433 shares issued as of December 31, 2014 and 2013, respectively, and 4,598,325 and 4,684,441 shares outstanding as of December 31, 2014 and 2013, respectively	567	567
Additional paid-in capital	16,985,235	17,217,008
Accumulated deficit	(6,469,484)	(4,834,220)
Common stock in treasury, at cost - 1,067,108 and 980,992 shares as of December 31, 2014 and 2013, respectively	(2,846,825)	(2,685,732)
Total Stockholders’ Equity	7,669,493	9,697,623
Total Liabilities and Stockholders’ Equity	$13,779,218	$15,671,541

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31,	2014	2013
Net Revenues	$13,487,917	$15,263,083
Cost of Revenues	6,105,117	6,531,922
Gross Profit	7,382,800	8,731,161
Operating Expenses:
Selling, general and administrative	6,759,368	7,581,786
Depreciation and amortization	1,101,698	1,115,403
Total Operating Expenses	7,861,066	8,697,189
Operating (Loss) Income	(478,266)	33,972
Other Income (Expense):
Interest and dividend income, net	16,810	27,453
Total Other Income	16,810	27,453
(Loss) Income From Continuing Operations Before Income Taxes	(461,456)	61,425
Provision for Income Taxes	(403,543)	(24,268)
(Loss) Income From Continuing Operations	(864,999)	37,157
(Loss) Income From Discontinued Operations, net of taxes	(770,265)	105,766
Net (Loss) Income	$(1,635,264)	$142,923

Net income (loss) per Common Share:
Basic (loss) income per common share from continuing operations	$(0.19)	$0.01
Basic (loss) income per common share from discontinued operations	$(0.16)	$0.02
Basic net (loss) income	$(0.35)	$0.03

Diluted (loss) per common share from continuing operations	$(0.19)	$0.01
Diluted (loss) per common share from discontinued operations	$(0.16)	$0.02
Diluted net (loss) income	$(0.35)	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	4,672,828	4,680,232
Diluted	4,672,828	4,686,074

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	$—	5,622,433	$563	$17,393,260	$(4,977,143)	$(2,569,625)	$9,847,055
Dividends	—	—	—	—	(281,036)	—	—	(281,036)
Shares issued from Restricted Stock Plan			43,000	4	(4)	—	—	—
Stock Compensation Expense	—	—	—	—	104,788	—	—	104,788
Purchase of Treasury Shares	—	—	—	—	—	—	(116,107)	(116,107)
Net income	—	—	—	—	—	142,923	—	142,923
Balance, December 31, 2013	—	—	5,665,433	567	17,217,008	(4,834,220)	(2,685,732)	9,697,623
Dividends	—	—	—	—	(279,567)	—	—	(279,567)
Stock Compensation Expense	—	—	—	—	47,794	—	—	47,794
Purchase of Treasury Shares	—	—	—	—	—	—	(161,093)	(161,093)
Net (loss)	—	—	—	—	—	(1,635,264)	—	(1,635,264)
Balance, December 31, 2014	—	$—	5,665,433	$567	$16,985,235	$(6,469,484)	$(2,846,825)	$7,669,493

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,	2014	2013

Cash Flows from Operating Activities:
Net income (loss)	$(1,635,264)	$142,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,101,698	1,131,499
Stock compensation expense	47,794	104,788
Deferred income tax provision	400,000	—
Loss from sale of discontinued operation	542,115	—
Loss from joint venture	—	5,977
Deferred rent	(4,272)	6,780
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	96,882	182,214
Prepaid expenses and other current assets	(65,710)	(8,970)
Other assets	5,363	—
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(215,979)	458,216
Deferred revenue	464,631	(611,330)
Total adjustments	2,372,522	1,269,174
Net Cash Provided by Operating Activities	737,258	1,412,097
Cash Flows from Investing Activities:
Redemption of certificates of deposit	—	500,000
Acquisition of property and equipment	(114,952)	(271,881)
Capitalized course costs and software development	(673,188)	(864,312)
Investment in joint venture	—	(5,000)
Net Cash Used in Investing Activities	(788,140)	(641,193)
Cash Flows from Financing Activities:
Purchase of treasury shares	(161,093)	(116,107)
Dividends paid	(280,700)	(269,683)
Net Cash Used in Financing Activities	(441,793)	(385,790)
Net Increase (Decrease) in Cash and Cash Equivalents	(492,675)	385,114
Cash and Cash Equivalents, beginning of year	5,303,657	4,918,543
Cash and Cash Equivalents, end of year	$4,810,982	$5,303,657
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$3,543	$25,420

See independent auditor's report and notes to consolidated financial statements.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

1.	Description of Business and Summary of Significant Accounting Policies

Nature of operations - SmartPros Ltd. and Subsidiaries (“SmartPros” or the “Company”), a Delaware corporation, was organized in 1981 for the purpose of producing continuing professional education primarily directed to the accounting profession. SmartPros' primary products are periodic subscription and non-subscriptions services delivered in either video format or over the Internet, directed to corporate accountants and financial managers, and accountants in public practice. Our Loscalzo Associates, Ltd. (“Loscalzo”) subsidiary, and our Executive Enterprises Institute (“EEI”) division, are leading providers of live training to accounting, legal, and financial services professionals. In addition, the Company produces a series of continuing education courses directed to the engineering profession, a series of courses designed for candidates for various professional engineering exams and training for information technology professionals. Its wholly-owned subsidiary, SmartPros Legal and Ethics, Ltd. (“SLE”) , through its Cognistar division, produces online and customized educational courses for the legal profession. The Company also has various other online content including a library of nationally certified training solutions for the banking, securities, and insurance industries, as well as a library for health, safety and human resources professionals. Some of these courses may also be designed for live programs. SmartPros also develops and hosts Websites, produces custom videos and rents out its video production studio for a fee. SmartPros' corporate headquarters is located in Hawthorne, New York, where it maintains its corporate offices, new media lab, and video production studio.
In 2014, the Company sold some of the assets of its Skye Multimedia Ltd. (Skye) subsidiary and discontinued the custom ethics business of its SLE subsidiary. The operating results and losses on the sale of the Skye assets have been presented as a discontinued operation in our Consolidated Statement of Operations.

Basis of presentation - The consolidated financial statements of SmartPros include the accounts of SmartPros and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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
Years Ended December 31, 2014 and 2013

Company's cash balances are deposited with high credit quality financial institutions to mitigate this risk. The Company closely monitors its cash investments in money market funds. No single customer represents a significant concentration (over 10%) of sales or receivables.

Accounts receivable - Accounts receivable are recorded at net realizable value which is the original invoice amount less an allowance. The allowance is established through a provision for bad debts charged to operations. Accounts receivable are charged against the allowance for doubtful accounts when management believes that collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts receivable, based on an evaluation of the collectability of accounts receivable and prior bad debt experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of Topic 350 of the ASC, “Intangibles-Goodwill and Other”. This topic establishes financial accounting and reporting standards for the impairment of long-lived assets and certain intangibles related to those assets to be held and used, and for long-lived assets and certain intangibles to be disposed of. The topic requires, among other things, that the Company review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If this review indicates that the long-lived asset will not be recoverable, as determined based on the estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the asset is reduced to its estimated fair value. The Company believes that none of the long-lived assets were impaired as of December 31, 2014 and 2013.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identified intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. At December 31, 2014, The Company performed its assessment and determined that goodwill related to its Loscalzo subsidiary was not impaired. The Company's 2014 assessment did not identify any impairment to its goodwill.

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

Intangible assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives, which vary from 3 to 19 years. The Company performs an annual assessment or when events or circumstance indicate that an impairment may have occurred. The Company performed its annual assessment of its intangible assets and found no impairments as of December 31, 2014 and 2013.

Capitalized course costs - Capitalized course costs include the direct cost of internally developing proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company's catalog. The Company has capitalized approximately $131,000 and $142,000

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

of such costs for the years ended December 31, 2014 and 2013, respectively. The amortization period is generally five to ten years for courses either purchased or developed internally. Other course costs incurred in connection with any of the Company's monthly subscription products or custom work is charged to operations as incurred.

Capitalized software - The Company has developed an Audit Management System (“AMS”) as well as other products and has capitalized those costs in accordance with the provisions of Topic 350, "Internal-Use Software". Total capitalized costs were approximately $3,980,000 and $3,470,000 as of December 31, 2014 and 2013, respectively. Amortization expense for 2014 and 2013 was approximately $463,000 and $539,000, respectively.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations, or cash flows relating to uncertain tax positions taken on all open tax years. The Company is no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2011.

Net income (loss) per share - Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and non-vested shares of common stock. For the year ended December 31, 2014, the inclusion of common stock equivalents of 312,275 and 322,891, respectively, would be anti-dilutive. For the year ended December 31, 2013, the Company included 5,842 common stock equivalents as dilutive.

The reconciliation is as follows:

Years Ended December 31,	2014	2013
Weighted Average Number of Shares Outstanding	4,672,828	4,680,232
Effect of Dilutive Securities, common stock equivalents		5,842
Weighted Average Number of Shares Outstanding, used for computing diluted earnings per share	4,672,828	4,686,074

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

Advertising costs - Advertising costs are expensed as incurred and were approximately $124,000 and $153,000 for the years ended December 31, 2014 and 2013, respectively.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

New accounting pronouncements -

In April 2014, The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which updated the criteria for reporting discontinued operations included in Subtopic 205-20. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively of the statement of financial position. The amendments also require additional disclosure about discontinued operations. The standard is effective for interim and annual periods beginning on or after December 15, 2014. At this time the update does not have a material impact on the Company’s results and will be adopted for reporting on periods starting January 2015.
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue From Contracts With Customers" that deals with Topic 606-Revenue From Contracts with Customers and added a new Subtopic 340-40 "Others Assets and Deferred Costs" to its Accounting Standards Codification (Codification). The purpose of these changes to the codification are to remove inconsistencies and weaknesses in revenue recognition, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practice across entities, provide more useful information to users of financial statements through increased disclosure and simplify the preparation of financial statements by reducing the number of requirements to which an entity may refer. These amendments are effective for years ending after December 15, 2016 and early application is not permitted. At this time the Company has not made an evaluation as to the effect these amendments will have on its financial statements.
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

2. Property and Equipment, net

The components of property and equipment are as follows:

December 31,	2014	2013
Furniture, Fixtures and Equipment	$4,176,278	$5,141,331
Leasehold Improvements	189,709	189,709
	4,365,987	5,331,040
Less Accumulated Depreciation	3,938,746	4,764,565
	$427,241	$566,475

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $243,000 and 253,000, respectively.

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

3.	Goodwill and Other Intangible Assets, net

The components of other intangible assets are as follows:

December 31,	2014	2013
Engineering Courses	$2,766,837	$2,766,837
Rights to CPA Report (“CPAR”)	1,700,000	1,700,000
SmartPros Advantage Courses ("SPA")	837,504	837,504
Course Costs	1,625,107	1,512,124
Customer Lists	931,746	1,041,746
Restrictive Covenant	200,000	200,000
Trade Name (indefinite life)	350,000	350,000
Capitalized Software	3,980,347	3,470,143
Financial Campus	340,894	340,894
Other Intangible Assets	468,085	832,204
	13,200,520	13,051,452
Less Accumulated Amortization	9,904,562	9,535,041
	$3,295,958	$3,516,411

The aggregate amortization expense for the years ended December 31, 2014 and 2013 was approximately $857,000 and $879,000, respectively.

Estimated amortization expense for each of the five years subsequent to December 31, 2014 is as follows:

Year Ending December 31,
2015	$810,000
2016	$679,000
2017	$556,000
2018	$410,000
2019	$230,000

The following table presents the changes in the carrying amount of goodwill and other intangible assets during the years ended December 31, 2014 and 2013:

	Goodwill	Other Intangible Assets
Balance, January 1, 2013	$2,807,257	$3,530,744
Amortization Expense	—	(878,645)
Goodwill and Intangible Assets Acquired and Developed	—	864,312
Balance, December 31, 2013	2,807,257	3,516,411
Amortization Expense	—	(857,325)
Intangible Assets Acquired and Developed	—	673,186
Intangible Assets Written-Off	—	(36,314)
Write-Off of Goodwill From Discontinued Operation	(350,783)	—
Balance, December 31, 2014	$2,456,474	$3,295,958

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

In conjunction with the sale of Skye's assets, the remaining goodwill of approximately $351,000 was written-off. The Company also performed its annual evaluation of the remaining goodwill from the acquisition of Loscalzo and determined that there was no impairment.

4.	Income Taxes

At December 31, 2014 and 2013, the Company has a net deferred tax asset of $200,000 and $600,000, respectively, primarily resulting from the expected future benefit of available net operating loss carryforwards and other temporary differences. Realization of deferred tax assets depends on the Company's estimate of sufficient future taxable income during the period that deductible temporary differences and loss carryforwards are expected to be available to offset future taxable income. In determining the valuation allowance required at each reporting period, management considers all available evidence, both positive and negative, based on the weight of that evidence, including historical information that is supplemented by currently available information about future years. In weighing the available evidence, management uses the more likely than not threshold for recognition of a valuation allowance. Due to prior loss and other uncertainties about events that could adversely affect future projected taxable income, during fiscal 2014 the Company increased the valuation allowance relating to its deferred tax assets by $400,000.

At December 31, 2014, the Company has net operating losses of approximately $5.7 million, that expire at various dates through 2034.

The components of the provision for income taxes from continuing operations are as follows:

Years Ended December 31,	2014	2013
Current:
Federal	$—	$—
State	(3,543)	(24,268)
Total Current	(3,543)	(24,268)
Deferred:
Federal	(400,000)	—
State	—	—
Total Deferred	(400,000)	—
	$(403,543)	$(24,268)

The temporary differences and net operating loss carryforward give rise to the following deferred tax assets:

December 31,	2014	2013
Net Operating Loss	$2,200,000	$1,440,000
Depreciation and Amortization of Property, Equipment and Intangibles	755,000	452,000
Stock Option and Restricted Stock Compensation Expense	145,000	268,000
Other	72,000	28,000
	3,172,000	2,188,000
Less Valuation Allowance	(2,972,000)	(1,588,000)
Deferred Tax Asset	$200,000	$600,000

These amounts have been classified on the accompanying consolidated balance sheets as non-current.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

Years Ended December 31,	2014	2013
U.S. Federal Statutory Income Tax Rate	34%	34%
State Income Tax Rate, net of federal benefit	6%	16%
Travel and Entertainment	—%	2%
Prior Years’ True-ups	16%	(27)%
Change in Valuation Allowance	(85)%	(29)%
Goodwill Impairment	—%	—%
Other	4%	20%
Effective Income Tax Rate	(25)%	16%

5.	Stock Incentive Plan

In June 2009 the Company adopted, with shareholder approval, its 2009 Incentive Compensation Plan (the “Plan”), replacing the expired 1999 Stock Option Plan. The Plan provides for the grant of up to 800,000 shares of non-qualified stock options and restricted stock awards to employees, directors and consultants. Future restricted stock grants may not exceed 200,000 shares. The Plan incorporated the outstanding shares at the time of adoption. As of December 31, 2014, there were 312,275 options outstanding, of which 245,775 are currently exercisable and there were 79,611 restricted stock grants outstanding. As of December 31, 2014, the Plan had a net balance of 366,934 shares reserved for the issuance of future grants. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The administrator of the Plan determines the terms of options, including the exercise price, expiration date, number of shares, and vesting provisions.

The weighted average estimated fair value of stock options granted for the year ended December 31, 2014 and 2013 was $0.82 and $0.35, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes Option Pricing Model. The Company takes into consideration guidance under ASC Topic 718, “Stock Compensation” when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of the actual time elapsed between the date of grant and the exercise of options for all employees.
The assumptions made in calculating the fair values of options are as follows:

Years Ended December 31,	2014	2013
Contractual Term	10 years	10 years
Expected Volatility	40%	40%
Expected Dividend Yield	3.0%	2.0%-2.5%
Risk-Free Interest Rate	0.60%	2.3%-4.0%
Expected Term	5.0 Years	5.0 years

For the years ended December 31, 2014 and 2013, stock-based compensation expense related to stock options granted was approximately $24,000 and $31,000, respectively. As of December 31, 2014, the fair value of unamortized compensation cost related to non-vested stock option awards was approximately $9,000. Unamortized compensation cost as of December 31, 2014 is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

As of December 31, 2014, the options had an intrinsic value of $4,080. At December 31, 2013, the options had an intrinsic value of $94,930.

In February 2013, the Company granted 35,000 options to various officers and employees, exercisable over 10 years from the date of grant at $1.47 per share. Of these options, 20,000 vest three years from date of grant and 15,000 options vest one-half one year from date of grant and the remaining 7,500 options vest two years from date of grant.

In February 2013, the Company granted 41,500 shares of its restricted common stock to various executive officers, employees and members of its board of directors. The grant have various vesting periods between one and three years from date of grant

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

and the grant price was $1.47 per share. Subsequent to the date of issuance 3,000 shares were forfeited and returned to the Plan.

In August 2013, the Company granted an employee 5,000 shares of its restricted stock from its Plan. The stock vests three years from date of issuance and the price of the stock at the date of grant was $1.63.

In January 2014, the Company granted the president of Loscalzo, 10,000 options at a grant price of $2.59. The options vest three years from date of grant and expire ten years from date of grant.

A summary of all stock option activity is as follows:

Years Ended December 31, 2014 and 2013	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	310,487	$3.11
Options granted	35,000	$1.47
Options forfeited/expired	(16,754)	$4.02
Outstanding, December 31, 2013	328,733	$2.89
Options granted	10,000	$2.59
Options forfeited/expired	(26,458)	$3.84
Outstanding, December 31, 2014	312,275	$2.80
Exercisable, December 31, 2014	245,775	$3.05

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$.01-$1.99	148,000	6.97	$1.85	91,500	6.75
$2.00-$2.99	73,250	4.51	$2.58	63,250	3.80
$3.00-$3.99	34,150	1.96	$3.35	34,150	1.96
$4.00-$4.99	10,150	0.33	$4.00	10,150	0.33
$5.00-$5.99	46,725	2.92	$5.48	46,725	2.92
	312,275			245,775

A summary of the non-vested options and activity for the year ended December 31, 2014 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2014	93,000	1.78
Granted	10,000	2.59
Vested	(36,500)	1.86
Forfeited	—	—
Non-vested, December 31, 2014	66,500	1.86

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

6.	Stockholders' Equity

In 2014 and 2013 the Company purchased 86,116 and 73,473 shares of its common stock for $161,093 and $116,107, respectively.

In February 2013, the Company granted certain employees and members of its board of directors 41,500 restricted shares of its common stock from its 2009 Plan. The stock price at date of the grant was $1.47 of which 9,000 shares vested on February 1, 2014 and 2015 each, and 23,500 shares vest on February 1, 2016. Subsequent to the date of issuance 3,000 shares were forfeited and returned to the Plan. In August 2013, the Company granted an employee 5,000 restricted shares of its common stock. The stock vests three years from date of grant. The stock price at date of grant was $1.63.

7. Discontinued Operations

As part of the Company's strategy to focus its resources on business activities that are high margin and require less development costs, the Company decided to exit its customized education business.

On January 12, 2015, the Company completed the sale of substantially all of the assets of its Skye subsidiary and Skye's fifty per-cent interest in iReflect, LLC to the former president of Skye for $8,708, plus an earn-out of 50% of the Earnings Before Interest and Taxes (EBIT), (not to exceed $500,000) for the 36 month period commencing January 1, 2015. The assets sold included customer contracts, equipment, supplier lists and intellectual property. The Company retained the working capital related to the Skye operation, and the sale of the business was effective as of December 31, 2014.

The operating results of the discontinued operation are summarized below:

Years Ended December 31,	2014	2013
Net Revenues	$1,282,567	$1,567,921
(Loss) Income Before Income Taxes	(229,604)	108,441
Provision for Income Taxes	—	2,675
(Loss) Income From Operations of Discontinued Operations	(229,604)	105,766
(Loss) on Sale of Discontinued Operations	(540,661)	—
(Loss) Income From Discontinued Operations	$(770,265)	$105,766

The net assets of the discontinued operation at December 31, 2014, were approximately $299,000 and consisted of the following:

Accounts Receivable, net	$414,000
Other Assets	5,000
Total Assets	$419,000

Accounts Payable and Accrued Expenses	$120,000
Total Liabilities	120,000
Net Assets	$299,000

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

8.	Commitments and Contingencies

Operating leases- The Company leases office space, production and warehouse facilities in Hawthorne, New York and office space in Shrewsbury, New Jersey. Future minimum lease payments are as follows:

Year Ending December 31,
2015	$387,000
2016	389,000
2017	357,000
2018	357,000
Thereafter	30,000
$1,520,000

Rent expense is recorded on a straight-line basis over the lease term. Rent expense from continuing operations for the years ended December 31, 2014 and 2013 was approximately $363,000 and $$373,000 respectively.

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

•
The employment agreement with the Company’s chief executive officer was renewed in February 2007, and was for an initial term of three years. The agreement renews automatically for a new three-year term at the end of the first year of each three-year term, unless either party gives at least thirty days notice of their intent not to renew before the end of the first year of each three-year term. The contract currently expires on February 1, 2017.

•	The chief financial officer’s agreement was renewed in June 2013 and expires in June 2015.

•	The president's employment agreement was renewed on October 1, 2014 for a period of three years.

•	The chief technology officer’s agreement was renewed on March 1, 2014 for a period of two years.
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

The aggregate commitments under the current employment agreements as of December 31, 2014, exclusive of any renewals for the senior executives described above approximated $887,000, $648,000 and $227,000 payable in 2015, 2016 and 2017 respectively.

Litigation - From time to time, the Company may be involved in litigation through the normal course of business. Currently, there is no pending litigation, other than in the normal course of business.

9. Subsequent Events

In March 2015, the Company's board of directors approved a dividend of $0.015 per common share to shareholders as of March 20, 2015, payable on April 7, 2015.

The Company's board granted the chief executive officer 10,000 shares of restricted common stock from its 2009 Plan. The shares vest on December 1, 2015 and the market value of the stock at the date of grant was $1.34 per share. In addition, the

SMARTPROS LTD.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

chief executive officer surrendered a stock option of 10,000 shares that were fully vested and were to expire on September 23, 2017.

The Company's board also granted certain executive officers 45,000 options from its 2009 Plan. These options vest three years from date of issuance, expire ten years from date of issuance and had an exercise price on the date of issuance of $1.34 per share, and a fair value of $.32 per share.

The Company has examined all other subsequent events through the date of this report.