Form 10-Q
period 2015-03-31
SmartPros Ltd.
filed 2015-05-05
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 4, 2015, there were 4,592,441 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
March 31, 2015

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,708,067	$4,810,982
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 and $20,000 at March 31, 2015 and December 31, 2014, respectively	725,026	1,668,942
Prepaid expenses and other current assets	354,291	406,173
Current assets of discontinued operations	146,676	414,296
Total Current Assets	5,934,060	7,300,393
Property and equipment, net	434,762	427,241
Goodwill	2,456,474	2,456,474
Other intangibles, net	3,171,124	3,295,958
Other assets, including restricted cash of $75,000	94,479	94,479
Deferred tax asset	200,000	200,000
Non-current assets of discontinued operations	4,673	4,673
	6,361,512	6,478,825
Total Assets	$12,295,572	$13,779,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$290,956	$875,019
Accrued expenses	253,821	227,021
Dividend payable	69,307	69,157
Deferred revenue	4,346,673	4,752,356
Current liabilities of discontinued operations	153	120,066
Total Current Liabilities	4,960,910	6,043,619
Other liabilities	64,541	66,106
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,675,433 shares issued as of March 31, 2015 and 5,665,433 issued as of December 31, 2014, respectively; and 4,601,513 and 4,598,325 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	568	567
Additional paid-in capital	16,923,983	16,985,235
Accumulated deficit	(6,797,030)	(6,469,484)
Common stock in treasury, at cost – 1,073,920 and 1,067,108 shares at March 31, 2015 and December 31, 2014, respectively	(2,857,400)	(2,846,825)
Total Stockholders’ Equity	7,270,121	7,669,493
Total Liabilities and Stockholders’ Equity	$12,295,572	$13,779,218
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenues	$2,708,626	$2,664,013
Cost of revenues	1,171,341	1,238,919
Gross profit	1,537,285	1,425,094
Operating Expenses:
Selling, general and administrative	1,589,893	1,711,274
Depreciation and amortization	267,149	253,270
	1,857,042	1,964,544
Operating (loss)	(319,757)	(539,450)
Other Income:
Interest and dividend income (net)	4,114	4,973
	4,114	4,973
(Loss) from continuing operations	(315,643)	(534,477)
(Provision for) benefit from income taxes	(3,762)	209,844
(Loss) from continuing operations	(319,405)	$(324,633)
(Loss) from discontinued operations, net of taxes	(8,140)	(59,328)
Net (loss)	$(327,545)	$(383,961)
Net (loss) per common share, basic and diluted:
Net (loss) from continuing operations	$(0.07)	$(0.07)
Net (loss) from discontinued operations, net of taxes	$—	$(0.01)
Net (loss)	$(0.07)	$(0.08)
Weighted Average Number of Shares Outstanding:
Basic	4,598,071	4,684,441
Diluted	4,598,071	4,684,441
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss)	$(327,545)	$(383,961)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	267,149	256,760
Stock compensation expense	7,917	17,342
Current income tax benefit	—	(250,000)
Equity loss from joint venture	—	375
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	1,226,948	520,757
Prepaid expenses and other current assets	36,470	(169,895)
Other assets	—	350
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(677,178)	(606,651)
Deferred revenue	(405,683)	9,369
Other liabilities	(1,565)	(1,068)
Total adjustments	454,058	(222,661)
Net Cash Provided by (Used in) Operating Activities	126,513	(606,622)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(55,118)	(36,482)
Capitalized software costs	(62,357)	(263,359)
Capitalized course costs	(32,359)	(67,043)
Net Cash (Used in) Investing Activities	(149,834)	(366,884)
Cash Flows from Financing Activities:
Purchase of treasury stock	(10,576)	—
Dividend paid	(69,018)	(70,289)
Net Cash (Used in) Financing Activities	(79,594)	(70,289)
Net (decrease) increase in cash and cash equivalents	(102,915)	(1,043,795)
Cash and cash equivalents, beginning of period	4,810,982	5,303,657
Cash and cash equivalents, end of period	$4,708,067	$4,259,862
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,762	$3,781

_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), SMM, Ltd., formerly known as Skye Multimedia Ltd. (“Skye”), and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated. As of December 31, 2014, we sold some of the assets of our Skye subsidiary. The operating results of Skye has been presented as a discontinued operation in our Consolidated Statements of Operations

Note 2. Description of Business and Summary of Significant Accounting Policies
          Nature of Operations
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

•	Online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training.

•	A subscription-based program called WatchIT as well as custom courses for corporate information technology professionals.

•	Governance, compliance and human resources programs for corporate clients and online and customized training for the legal profession.

•	Custom videos, use of its recording studio and editing facilities, web development and other multi-media technology consulting services.

•	Comprehensive support services ranging from training program design and implementation, accreditation support services, learning management systems and other technology tools.
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
Capitalized Software
Capitalized software costs are those costs for internally developed software for either internal use by the Company or for license to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $62,000 in the first three-months of 2015 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $32,000 for the development of new courses during the first three-months of the fiscal year.
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
          (Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share of Common Stock include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the three-months periods ended March 31, 2015 and 2014, the inclusion of Common Stock equivalents of 333,325 and 335,400 shares, respectively, would be anti-dilutive.

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

As of March 31, 2015, 333,325 options were outstanding, of which 120,325 and 213,000 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 259,325 are currently exercisable. In March 2015, the Company granted 45,000 options to various key employees. The exercise price of the option grant was $1.34 per share. The Company also granted its Chief Executive Officer (CEO) and Chairman 10,000 shares of restricted common stock. These shares vest on December 1, 2015 and the price of the stock on the date of the grant was $1.34. The options vest three years from date of grant and expire ten years from date of grant. The CEO also voluntary surrendered 10,000 options that were to expire in September 2017 and had an exercise price of $5.78 per share. Restricted stock grants outstanding as of March 31, 2015 totaled 42,500 shares, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of March 31, 2015, 283,287 shares are available under the 2009 Plan, of which 71,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $7,900 and $17,300, for the three-month periods ended March 31, 2015 and 2014, respectively.
The assumptions used for the three-month period ended March 31, 2015, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	5 Years
Risk-free interest rate	1.60%
Expected volatility	40.0%
Expected dividend	$0.06
Weighted-average fair value of options during the period	$0.32
The following table represents our stock options granted, exercised and forfeited for the three-months ended March 31, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2015	312,275	$2.80	5.61
Granted	45,000	$1.34	9.92
Exercised	—	—	—
Forfeited/expired	(23,950)	$5.28	2.79
Outstanding at March 31, 2015	333,325	$2.24	5.61
Exercisable at March 31, 2015	259,325	$2.68	4.58

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its consolidated financial statements and net income for tax purposes, increased by net operating loss carryforwards, which expire through 2034. The Company has recorded a net deferred tax asset of $200,000 at March 31, 2015 which is net of a valuation allowance of approximately $3 million. For the three-months ended March 31, 2015, the Company did not record any income tax benefit, attributable to its net loss for the current period. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
In March 2015, the Company issued a restricted stock grant of 10,000 shares to its Chief Executive Officer and Chairman. The grant vests on December 1, 2015. The price of the stock at the date of the grant was $1.34 During the first quarter of 2015, the Company repurchased 6,812 shares of Common Stock under its stock buy back program at a total cost of $10,576.

Note 6. Discontinued Operations

As part of the Company's strategy to focus its resources on business activities that have higher margins and require less development costs, the Company decided to exit its customized education business.

On January 12, 2015, the Company completed the sale of substantially all of the assets of its Skye subsidiary, including Skye's fifty percent interest in iReflect, LLC to the former president of Skye for $8,708, plus an earn-out of 50% of the Earnings Before Interest and Taxes (EBIT), (not to exceed $500,000) for the 36 month period commencing January 1, 2015. The assets sold included customer contracts, equipment, supplier lists and intellectual property. The Company retained the working capital related to Skye and the sale of the business was effective as of December 31, 2014.

The operating results of the discontinued operation are summarized below:

Three Months Ended March 31,	2015	2014
Net Revenues	$—	$323,990
(Loss) Before Income Taxes	(8,140)	(95,703)
Provision for Income Taxes	—	36,375
(Loss) From Discontinued Operations	$(8,140)	$(59,328)

The net assets of the discontinued operation at March 31, 2015, were approximately $151,000 and consisted of the following:

Accounts Receivable, net	$131,264
Other Assets	20,085
Total Assets	$151,349

Accounts Payable and Accrued Expenses	$153
Total Liabilities	153
Net Assets	$151,196

Note 7. Subsequent Events
On May 6, 2015 the Company's board of directors (the “Board”) declared a dividend of $.015 per common share payable on July 7, 2015 to shareholders of record as of June 19, 2015. The total estimated amount of the dividend is approximately $69,000. The Board also extended the stock buy-back program and increased the total amount available to $350,000 through the November 2015 Board meeting. The Company has evaluated all other subsequent events through the date of this report.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for tax compliance, banking and information technology professionals. We provide corporate governance, best practices and compliance training for the general corporate market. We also have content consisting of web-based training in the human resources and health and safety areas. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants, tax and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, Webinars and conferences that they conduct. Our customers include professional firms of all sizes, and a large number of businesses. We also offer comprehensive support services for training, ranging from course design and implementation, accreditation and administration services to technology solutions.
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

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the slow down in the issuance of new financial accounting standards and the retreat from attempting to achieve greater compatibility with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees;

•	the development and acceptance of new technology as a delivery channel for the types of products and services we offer;

•	the changes in the delivery of live programming towards blended learning, where self-paced learning is integrated with inter-active classroom discussion;

•	the securities industry's growing emphasis on applying technology based tools to address the growing complexity of compliance regulations;

•	the significant role that accredited training can play as a marketing tool:

•	the need to continuously update the content in our course catalogs; and

•	current economic conditions and competition.
Over the last five years, our annual net revenues, exclusive of revenues from the discontinued operations of our Skye subsidiary, have ranged from $13.5 million to $16.7 million. We experienced an overall decline in revenues from 2010 through 2014. We attribute the decline to a number of factors, primarily economic conditions as well as the relative absence of changes in laws, regulations and accounting standards and mergers of a number of professional services firms. Many companies have looked at their budgets, reduced their headcounts and remain conservative when evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the competitive environment, along with the relative lack of new compliance challenges and the lack of perceived available time to dedicate to training in today's work environment have resulted in lowered attendance at our live seminars.
We have countered these pressures by introducing new products and services and product enhancements, such as our eLP-Mobile Compatible Player. This Player enables our clients to experience the same high-quality and ease of use on mobile devices as they experienced using their computers. We also introduced several other innovations including our Audit Management System (AMS), software currently designed for financial services firms that have an internal branch audit function, CPE/CLE administration, refreshing our course libraries, re-mixing our product offerings and changing our selling strategies. We recently introduced our Accreditation System to assist clients in maintaining compliance with the various accrediting authorities continuing education requirements. We are about to introduce a new credit tracking system to assist in the tracking of continuing professional education credits. We continue to believe that our growth will be through the development of new products and technology based services that leverage our investment in technology and cross selling our existing libraries to the various client bases and markets we serve. Although we have pursued an acquisition strategy over the past few years, we have not been successful in obtaining the desired results. However, we are always studying potential acquisitions that meet our criteria, but our primary focus currently is on our "Back to Basics" program, described more fully below.
Over the past few years, we have experienced a decline in revenue from course usage sold on a non-subscription basis, live training programs and the sale of engineering courses which have adversely impacted our operating results. We believe that this trend is due to a number of different factors that we have previously outlined, such as a poor economy, corporate budget restraints, the lack of new accounting pronouncements and in the case of our engineering courses a need to update them to meet current standards. We also believe that while most of our various products provide a cost-effective means for many companies to provide continuing education for their employees, we have to re-focus our direction in order to improve revenue and profitability. To counter this trend we have updated our course library by adding approximately 125 new courses over the last year, while taking down those courses that were either outdated or had very little usage. We have also re-written our engineering courses to comply with current standards and expect to see an increase in sales to our professional association partners. We have also begun to market the technology that was previously described. We have invested more money in our sales infrastructure and outbound marketing budgets, while at the same time we have reduced other costs and are focusing on clients and products that provide the best returns. Our challenge is building revenues while at the same eliminating unprofitable or marginal product lines and/or customers.
Our core competencies and assets include technology solutions designed specifically for the delivery and administration of continuing professional education. This same technology is leveraged across most of our business operations. Over the past few years we have developed a state-of-the-art, robust Learning Management System (LMS), known as e-Campus, that is not built on open source software. We have also developed an Audit Management System, for use by financial services firms that conduct internal audits of their various branches. We have also developed and enhanced software that enables our clients to track and monitor their staffs' continuing education.
We have spent approximately $2.5 million over the past few years developing these various software products. With the last of these products about to be completed and in an attempt to offset the recent decline in revenues, we announced that we would be instituting a program known as "Back to Basics". We have reduced staffing in certain areas, and sold substantially all of the operating assets of our Skye, custom training subsidiary as well as eliminating our ethics training business. Our current focus is to re-purpose resources to areas of our business that we believe will contribute most towards our profitability and future growth. However, we anticipate that the benefits of this program will be realized throughout 2015. We discuss this program further in the Liquidity and Capital Resources Section, as well.
We are also continuously reviewing both our intangible and deferred tax assets to see if any adjustments need to be made for either possible impairments or realization of future tax benefits in line with current accounting pronouncements.

As we seek new business growth strategies, we recognize that many of the clients we service also require other solutions for their various needs. We are finding that our experience in critical compliance areas coupled with our technological expertise and resources represent a unique opportunity to provide desirable training solutions for clients seeking a one-stop source for their various training, compliance and other needs. We also recognize that the combination of our technology solutions and content allow for greater client retention and growth potential
There are many risks involved with acquisitions, some of which are discussed in Item 1 of Part 1 under the caption “Certain Risk Factors That May Affect Our Growth and Profitability” of our annual report on Form 10-K for the fiscal year ended December 31, 2014. These risks include seasonality of revenues, integrating the acquired business into our existing operations and corporate structure, retaining key employees and minimizing disruptions to our existing business.
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
Revenue from subscription services are recognized as earned, deferred at the time of billing or payment and amortized into revenue on a monthly basis over the term of the subscription. Engineering products are non-subscription based and revenue is recognized upon shipment of the product or, in the case of online sales, receipt of payment. Revenue from non-subscription services provided to customers, such as Web site design, video production, consulting services and custom projects is generally recognized on a proportional performance basis where sufficient information relating to project status and other supporting documentation is available. The contracts may have different billing arrangements resulting in either unbilled or deferred revenue. We obtain either a signed agreement or purchase order from our non-subscription customers outlining the terms and conditions of the sale or service to be provided. Otherwise, these services are recognized as revenue after completion and delivery to the customer. Revenue from the sale of other products and services is generally recognized upon shipment or, if later, when our obligations are complete and realization of receivable amounts is assured.
Revenue from live training is recognized when the seminar or conference is completed. These are usually one to three day events.
These financial statements have been prepared to reflect the discontinued operations from our Skye subsidiary and the income or loss from Skye have been separately reflected in the financials.
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

Results of Operations
Our results from continuing operations for the three-month period ended March 31, 2015, were affected by a number of factors including the seasonality of some of our products, increased revenues from technology products and a decrease in usage of some of our accounting products. Revenues from our financial services, engineering and legal products also fluctuated from 2014 to 2015, as described below, but cumulatively were flat. However, with the elimination of Skye and other cost cutting measures our operating and net losses decreased from the first quarter of 2014 to the first quarter of 2015. The first quarter of 2015 as compared to the first quarter of 2014, reflected a 1.7% increase in net revenues and concurrently the cost of revenues decreased by 5.5%. This resulted in a higher gross profit and decreased our operating loss to approximately $320,000 in 2015, from $539,000 in 2014. We continue to seek to acquire either content in new or complimentary markets, make our sales force more effective and reduce expenses where appropriate. We are also continuously looking for ways to upgrade our product offerings by introducing new content. We also continuously review existing content to insure that it is current. During 2014 and through this period we have added approximately 125 new courses to our SPA library and removed approximately 100 either outdated or infrequently viewed courses. We are also updating and adding new course material to our engineering and financial services libraries. A discussion of our "Back to Basics" program that entails reducing costs, streamlining product offerings and analyzing client profitability is discussed in the Liquidity and Capital Resources section of this report.
Comparison of the results of operations for the three-months ended March 31, 2015 and 2014
We reported a $45,000, or 1.7% increase in net revenues for the three-months ended March 31, 2015, compared to the same 2014 period. Our gross profit margin increased to 56.8% in the 2015 period as compared to 53.5% in the 2014 period, as a result of various factors, including a reduction in outsourced labor and direct production costs as part of our ongoing commitment to reduce costs. Operating results for the 2015 period were impacted by overall decreases in net revenues from most of our divisions, except for engineering and consulting services, as we see a resurgence in engineering product sales after we have completed the re-writing of our content. We recently added two sales people and we also have recently retained a lead generation firm and intend to embark on a marketing and sales campaign over the next few months as we seek to attract new business. General and administrative expenses were approximately $121,000 lower in the 2015 period as compared to the 2014 period, and depreciation and amortization expense increased approximately $14,000. We reduced our overall head count from 62 full and part-time employees in 2014 to 56 in 2015. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed. Our live training businesses also had a slight decrease in revenues in the quarter and we expect that trend to continue as part of our Back to Basics program.
Online revenues, which previously were primarily derived from the sales of accounting/finance products, continue to be an important factor to our net revenues. Many of our other products, including our Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are also delivered online and are also significant generators of net revenues. Approximately 51% of our current period net revenues were derived from online products and services.
The following table compares our statement of operations data for the three-months ended March 31, 2015 and 2014. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter.

	Three months ended March 31,
	2015		2014
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$2,708,626	100.0%	$2,664,013	100.0%	1.7%
Cost of revenues	1,171,341	43.2%	1,238,919	46.5%	(5.5)%
Gross profit	1,537,285	56.8%	1,425,094	53.5%	7.9%
Selling, general and administrative	1,589,893	58.7%	1,711,274	64.2%	(7.1)%
Depreciation and amortization	267,149	9.9%	253,270	9.5%	5.5%
Total operating expenses	1,857,042	68.6%	1,964,544	73.7%	(5.5)%
Operating (loss)	(319,757)	(11.8)%	(539,450)	(20.2)%	(40.7)%
Other income, net	4,114	0.2%	4,973	0.2%	(17.3)%
(Loss) income before income tax	(315,643)	(11.7)%	(534,477)	(20.1)%	(40.9)%
(Provision for) benefit from income taxes	(3,762)	(0.1)%	209,844	7.9%	(101.8)%
(Loss) from continuing operations	(319,405)	(11.8)%	(324,633)	(12.2)%	(1.6)%
(Loss) from discontinued operations, net of taxes	(8,140)	(0.3)%	(59,328)	(2.2)%	(86.3)%
Net (loss)	$(327,545)	(12.1)%	$(383,961)	(14.4)%	(14.7)%

Net revenues
The increase in net revenues reflected above was due to: (i) a $46,000 increase in net revenues from our engineering division and (ii) a $173,000 increase in net revenues from our consulting and video divisions. These increases were offset by (i) a $126,000 decrease in net revenues from our Accounting/Finance division; (ii) a $31,000 decrease in net revenues from our financial services division and (iii) a $17,000 decrease in net revenues from our SLE subsidiary. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
Net revenues from the Accounting/Finance division were approximately $1.9 million and $2.0 million in the 2015 and 2014 periods, respectively, or 71% and 77% of net revenues in the 2015 and 2014 periods, respectively. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.6 million and $1.8 million in the 2015 and 2014 periods, respectively. Net revenues from other products in our Accounting/Finance division that are not subscription based or live-training increased by approximately $101,000 in 2015 from the 2014 period, primarily a result of greater advertising and other revenues due to timing differences in the recognition of such revenue. Non-subscription-based revenues fluctuate from period to period and may not be indicative of any trends. In the 2015 period, net revenues from online sales of accounting products decreased by approximately $127,000 as compared to the 2014 period, primarily as a result of a decrease in course usage by some clients. Net revenues from our Loscalzo and EEI live training subsidiary and division decreased by $40,000 in the 2015 period compared to the 2014 period. The decrease in net revenues is from a combination of factors, including timing differences in the scheduling of events. Our Loscalzo division is finding that state societies of certified public accountants throughout the country are experiencing reduced attendance at their seminars. They are working with the various state societies to see how they can create greater interest in attending these seminars especially as we now have the release of at least one new accounting pronouncement. EEI is also revamping its course catalog to eliminate marginal events and reduce expenses associated with cancellations.
Our Financial Services division generated $303,000 of net revenues in the quarter ended March 31, 2015. For the quarter ended March 31, 2014, this division generated $334,000 of net revenues. The decrease is primarily due to the timing of certain revenue recognition in 2014 as well as the loss of some business. With the launch of our AMS system, we are now engaged in a marketing campaign to offer this product to other companies in the financial services sector. However, as this is a major investment in technology and these are usually multi-year contracts for many of these companies, we find this to have a longer sales cycle.
For the quarter ended March 31, 2015, SLE had net revenues of $59,000 compared to net revenues of $76,000 for the comparable 2014 quarter. For the 2014 period, $4,000 of SLE’s net revenues were generated by our Working Values Ethics and Compliance division, and $72,000 was generated by our Cognistar Legal division. The Ethics division was terminated as of December 31, 2014 as part of our "Back to Basics" program. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.

Our Engineering division generated $129,000 of net revenues in the first quarter of 2015 compared to $83,000 in the first quarter of 2014. The increase is primarily from the sales of our newly revised courses to professional organizations. We have completed the process of re-writing a number of our engineering courses so that they now comply with new standards. Sales of our engineering products are not subscription based.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting in the first quarter of 2015 were $305,000. In comparison, these divisions recorded $132,000 of net revenue for the first quarter of 2014.
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
Our gross profit margin for the three-months ended March 31, 2015 increased to 56.8% from 53.5% in the comparable 2014 period, primarily due to the decrease in outside labor and direct production costs and the mix of services rendered. Our subscription based products and annual licenses for our technology have a very high gross profit percentage, as there is little additional cost of delivery to new subscribers. Live training has lower gross profit percentages as it is dependent on the number of attendees at a seminar. We have made and are making meaningful reductions in outsourced technology personnel as a part of our "Back to Basics" plan, the full benefit of these savings will be reflected in our future operating results. However, during the current quarter we did reduce the amount spent on outsourced technology related personnel. The costs of updating either our course content or existing software and maintaining our technology is charged to expense as they are incurred. The costs of developing new course content is capitalized.
Cost of revenues decreased by approximately $68,000 in the three-month period ended March 31, 2015 as compared to the same 2014 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, decreased $25,000. This decrease is primarily related to outsourcing technology services. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased approximately $47,000. We also continue to update and introduce new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating. With the anticipated release of our accreditation system we anticipate cost savings during the second half of the year.

•
Royalties. Royalty expense increased by $9,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are now paid quarterly and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel remained constant in both periods.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs increased by $4,000 in the 2015 period as compared to the 2014 period.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the first quarter of 2015 decreased by approximately $121,000, or 7.1%, compared to the same 2014 period. This decrease is attributable to a number of factors that are highlighted below.

Compensation expense in the first quarter of 2015 period decreased by approximately $45,000 compared to the same 2014 period. The decrease in costs is primarily attributable to reduced head count and re-allocations of employees salaries. We had 35 full and part-time selling, general and administrative employees as of March 31, 2015 as compared to 42 at March 31, 2014. In addition, compensation expense includes stock based compensation expense of approximately $8,000 for the 2015 period and $17,000 for the 2014 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by approximately $76,000 in the first quarter of 2015 as compared to the same period in 2014. However, as we constantly upgrade and expand our technology and Internet capabilities, this may result in related increased costs for such things as web-bandwidth and hardware and software maintenance and support. We make every effort to control our costs, however, some selling, general and administrative expenses, such as insurance, travel and other costs are difficult to control. In addition, as part of our "Back to Basics" program we engaged a lead generation firm, hired additional sales personnel and increased some of our marketing expenses.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $14,000, to approximately $267,000, in the first quarter of 2015 compared to approximately $253,000 in the first quarter of 2014. We expect our depreciation and amortization expense on our fixed and intangible assets to be fairly constant in the current year, and decrease in future periods, exclusive of any new large software development projects. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating (loss)
For the three-months ended March 31, 2015, the operating loss was approximately $320,000 compared to an operating loss of $539,000 in the corresponding 2014 period, primarily as a result of increased revenues and decreased cost of revenues and selling, general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits. We have no debt other than trade payables and accrued liabilities. For the first quarter of 2015 we had net other income of approximately $4,000 as compared to approximately $5,000 in the same 2014 period, due to lower interest rates.
Income taxes
For the three-months ended March 31, 2015, we recorded a provision for income tax of approximately $4,000 primarily from state and local income taxes, as compared to a net income tax benefit of approximately $210,000, in the corresponding 2014 period. This was a result of recording a current deferred tax benefit fropm continuing operations of $212,000, offset by state and local taxes of approximately $2,200. Based on historical results management has determined to not record a current period tax benefit based on its current period operating loss.
(Loss) from continuing operations
For the three-months ended March 31, 2015 we recorded a loss from continuing operations of approximately $319,000 or $0.07 per share, basic and diluted. For the comparable period in 2014 we recorded a loss from continuing operations of approximately $325,000, or $0.07 per share, basic and diluted, which included a $250,000 income tax benefit.
(Loss) from discontinued operations
For the three-months period ended March 31, 2015 we recorded a loss from discontinued operations of approximately $8,000 as compared a loss of $59,000 or $.01 per share, basic and diluted in the comparable 2014 period.
Net (loss)
We recorded a net loss of approximately $328,000 or $.07 per share, basic and diluted for the three-month period ended March 31, 2015, as compared to a net loss of $384,000, or $.08 per share, basic and diluted for the comparable period ended in 2014.

Liquidity and Capital Resources
At March 31, 2015 we had no long-term debt.
Our working capital as of March 31, 2015 was approximately $975,000 compared to $1.3 million at December 31, 2014. Our current ratio at March 31, 2015 and December 31, 2014 was 1.20 to 1 and 1.21 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $4.4 million at March 31, 2015 and $4.8 million at December 31, 2014, respectively.
At March 31, 2015, we had cash and cash equivalents of approximately $4.7 million. For the three-months ended March 31, 2015, we had a net decrease in cash and cash equivalents of approximately $103,000 that includes approximately $127,000 of cash provided by operating activities, $150,000 of cash used in investing activities and approximately $80,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues. Our cash balances fluctuate periodically due to timing differences such as the dates of certain large live training events.
In June 2014, we issued a press release announcing our "Back to Basics" program that entailed a reduction in spending and a re-purposing of resources. This resulted in a reduction in personnel, both outsourced and internal, a substantial portion of which was previously capitalized. We used some of these savings to increase our sales and marketing efforts. We will also continue to review our various product lines and analyzing products or clients to insure that we are getting an adequate return on our investment. This resulted in a reduction in cash expenditures for both internal and outsourced labor and other operating costs. These expected savings have been offset to the extent decrease in revenues from the loss of clients or products that have provided an inadequate rate of return.
We expect that our "Back to Basics" program will provide continual cost savings in the remaining 2015 quarters. We anticipate that our annualized cash savings from net personnel reductions will have a positive effect on our net income. As a portion of these personnel costs were for capitalized software development we estimate that, exclusive of reductions in revenues and/or increases in related costs, our operating costs will be reduced by approximately $200,000 per annum. We anticipate cash savings from personnel and out-sourced labor for 2015 to be approximately $500,000 of which approximately $350,000 should have a positive effect on our net income as selling, general and administrative salaries and related costs were approximately $121,000 lower in the first quarter of 2015 as compared to the first quarter of 2014. However, some of these savings will be offset by reductions in revenues that were not part of our plan.
Any of these anticipated savings could be offset by reductions in revenues and related costs. We are hopeful that the addition of new sales people and increased marketing efforts will offset any declines in revenue. We must caution that these estimates can be greatly affected by many factors as our "Back to Basics" plan is implemented.
At March 31, 2015, we had, inclusive of discontinued operations approximately $872,000 in receivables and $545,000 in payables and accrued expenses, as compared to $2.1 million of receivables and $1.2 million in payables and accrued expenses at December 31, 2014, exclusive of dividends payable.
Net cash provided by operating activities was approximately $127,000 for the three-months ended March 31, 2015 after adjusting the loss of approximately $328,000 by non cash charges of approximately $275,000, as compared to approximately $606,000 of cash used in the comparable three-month period of 2014. The major other components of operating activity cash are receipts from the collection of accounts receivables of approximately $1.2 million, offset by reductions in accounts payable of approximately $677,000 and deferred revenue of approximately $406,000. In addition, approximately $93,000 was expended for prepaid expenses.
For the three-months ended March 31, 2015, net cash used in investing activities was approximately $150,000, which included capital expenditures consisting of computer equipment and software purchases of approximately $55,000, $32,000 for course development and $62,000 for capitalized software, as compared to approximately $367,000 of cash used in the comparable three-month period of 2014. We anticipate that our capital expenditures for the remainder of 2015 will be substantially lower as compared to 2014, as we have completed the capitalization of most of our new technology. However, we do continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months in the normal course of business.
Net cash used in financing activities of $80,000 for the three-months ended March 31, 2015 reflects dividends paid of approximately $69,000 and stock repurchases of approximately $11,000, as compared to approximately $70,000 of net cash used in the comparable three-month period of 2014. On May 5, 2015, our board of directors declared a dividend of $.015 per common share payable on July 7, 2015 to shareholders of record as of June 19, 2015. The board also extended the stock buy-back program for a total of $350,000 through its November 2015 meeting.
We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
In the future, we may issue additional debt or equity securities to satisfy our cash needs. Any debt incurred may be secured or unsecured, bear interest at a fixed or variable rate and may contain other terms and conditions that we deem are reasonable under the circumstances existing at the time. Any sales of equity securities may be at or below current market prices. There is no assurance you that we will be successful in generating sufficient capital to adequately fund our needs.

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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding other than those incurred in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
During the three month period ended March 31, 2015, we repurchased 6,812 shares of our Common Stock under our stock buy back program at a total cost of $10,576. As set forth below, $232,324 was available under our stock buy back program as of March 31, 2015. On May 5, 2015, the Board authorized and approved an extension of the stock buy-back program with an allocation of up to $350,000 for the repurchase of shares of Common Stock until the November 2015 Board meeting.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-31, 2015)	2,649	$1.61	2,649	$238,625
Month # 2 (February 1-28, 2015)	963	1.45	963	237,230
Month #3 (March 1-31, 2015)	3,200	1.53	3,200	232,324
Total	6,812	$1.55	6,812	$232,324

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished herewith in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	May 5, 2015	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2015	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)