Form 10-Q
period 2015-06-30
SmartPros Ltd.
filed 2015-08-06
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2015, there were 4,591,241 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
June 30, 2015

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,075,478	$4,810,982
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 and $20,000 at June 30, 2015 and December 31, 2014, respectively	1,538,532	1,668,942
Prepaid expenses and other current assets	363,979	406,173
Current assets of discontinued operations	38,086	414,296
Total Current Assets	6,016,075	7,300,393
Property and equipment, net	458,158	427,241
Goodwill	2,456,474	2,456,474
Other intangibles, net	3,102,994	3,295,958
Other assets, including restricted cash of $75,000	94,479	94,479
Deferred tax asset	200,000	200,000
Non-current assets of discontinued operations	—	4,673
	6,312,105	6,478,825
Total Assets	$12,328,180	$13,779,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$574,473	$875,019
Accrued expenses	201,732	227,021
Dividend payable	68,869	69,157
Deferred revenue	3,777,137	4,752,356
Current liabilities of discontinued operations	153	120,066
Total Current Liabilities	4,622,364	6,043,619
Other liabilities	62,975	66,106
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,675,433 shares issued as of June 30, 2015 and 5,665,433 issued as of December 31, 2014, respectively; and 4,591,241 and 4,598,325 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	568	567
Additional paid-in capital	16,867,078	16,985,235
Accumulated deficit	(6,348,565)	(6,469,484)
Common stock in treasury, at cost – 1,084,192 and 1,067,108 shares at June 30, 2015 and December 31, 2014, respectively	(2,876,240)	(2,846,825)
Total Stockholders’ Equity	7,642,841	7,669,493
Total Liabilities and Stockholders’ Equity	$12,328,180	$13,779,218
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	$3,650,572	$3,685,301	$6,359,198	$6,349,314
Cost of revenues	1,402,594	1,708,601	2,573,935	2,947,520
Gross profit	2,247,978	1,976,700	3,785,263	3,401,794
Operating Expenses:
Selling, general and administrative	1,509,974	1,889,880	3,099,867	3,601,154
Depreciation and amortization	264,082	262,425	531,231	515,695
	1,774,056	2,152,305	3,631,098	4,116,849
Operating income (loss)	473,922	(175,605)	154,165	(715,055)
Other Income:
Interest and dividend income (net)	4,110	4,124	8,224	9,097
	4,110	4,124	8,224	9,097
Income (loss) from continuing operations	478,032	(171,481)	162,389	(705,958)
(Provision for) benefit from income taxes	(4,225)	(77,388)	(7,987)	132,456
Income (loss) from continuing operations	473,807	(248,869)	154,402	(573,502)
(Loss) income from discontinued operations, net of taxes	(25,343)	15,275	(33,483)	(44,053)
Net income (loss)	$448,464	$(233,594)	$120,919	$(617,555)
Net income (loss) per common share, basic and diluted:
Net income (loss) from continuing operations	$0.10	$(0.05)	$0.03	$(0.12)
Net income (loss) from discontinued operations, net of taxes	$—	$—	$—	$(0.01)
Net income (loss)	$0.10	$(0.05)	$0.03	$(0.13)
Weighted Average Number of Shares Outstanding:
Basic	4,594,042	4,684,441	4,596,056	4,684,441
Diluted	4,608,926	4,684,441	4,606,982	4,684,441
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$120,919	$(617,555)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	531,231	522,752
Stock compensation expense	20,020	27,493
Current income tax benefit	—	(250,000)
Equity loss from joint venture	—	821
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	506,620	505,802
Prepaid expenses and other current assets	42,194	3,356
Other assets	4,673	350
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(445,751)	(326,043)
Deferred revenue	(975,219)	(1,495)
Other liabilities	(3,131)	(2,136)
Total adjustments	(319,363)	480,900
Net Cash (Used in) Operating Activities	(198,444)	(136,655)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(128,265)	(72,438)
Capitalized software costs	(160,253)	(449,995)
Capitalized course costs	(80,664)	(112,772)
Net Cash (Used in) Investing Activities	(369,182)	(635,205)
Cash Flows from Financing Activities:
Purchase of treasury stock	(29,415)	—
Dividend paid	(138,463)	(140,556)
Net Cash (Used in) Financing Activities	(167,878)	(140,556)
Net (decrease) in cash and cash equivalents	(735,504)	(912,416)
Cash and cash equivalents, beginning of period	4,810,982	5,303,657
Cash and cash equivalents, end of period	$4,075,478	$4,391,241
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$7,987	$4,180

_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation
The unaudited condensed consolidated financial statements of SmartPros Ltd. and subsidiaries (“SmartPros” or the “Company”), including these notes, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015. Results of consolidated operations for the interim periods are not necessarily indicative of a full year’s operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, SmartPros Legal and Ethics, Ltd. (“SLE”), SMM, Ltd., formerly known as Skye Multimedia Ltd. (“Skye”), and Loscalzo Associates Ltd. (“Loscalzo”). All material inter-company accounts and transactions have been eliminated. As of December 31, 2014, we sold some of the operating assets of our Skye subsidiary. The operating results of Skye has been presented as a discontinued operation in our Consolidated Statements of Operations.

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

•	Online training solutions for the insurance, securities and banking industries under the trade name Financial Campus, as well as courses designed for live training.

•	A subscription-based program called WatchIT as well as custom courses for corporate information technology professionals.

•	Governance, compliance and human resources programs for corporate clients and online and customized training for the legal profession.

•	Software products designed to manage the work flow for industries that have internal audit functions.

•	Custom videos, use of its recording studio and editing facilities, web development and other multi-media technology consulting services.

•	Comprehensive support services ranging from training program design and implementation, accreditation support services, learning management systems and other technology tools.
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
Capitalized Software
Capitalized software costs are those costs for internally developed software for either internal use by the Company or for license to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $160,000 in the first six-months of 2015 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $81,000 for the development of new courses during the first six-months of 2015.
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
          Income/(Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share of Common Stock include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the six and three-month periods ended June 30, 2015, we included Common Stock equivalents of 10,926 and 14,884 shares, respectively, as 312,399 and 308,441 shares, respectively, for the same periods would be anti-dilutive. For the six and three-month periods ended June 30, 2014, the inclusion of Common Stock equivalents of 335,400 shares, respectively, would be anti-dilutive.
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
As of June 30, 2015, 323,325 options were outstanding, of which 120,325 and 203,000 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 249,325 are currently exercisable. In March 2015, the Company granted an aggregate of 45,000 options to various key employees. The exercise price of the options granted was $1.34 per share. The options vest three years from date of grant and expire ten years from date of grant. The Company also granted its Chief Executive Officer (CEO) and Chairman 10,000 shares of restricted common stock. These shares vest on December 1, 2015 and the price of the stock on the date of the grant was $1.34. The CEO also voluntarily surrendered 10,000 options that were to expire in September 2017 and had an exercise price of $5.78 per share. Restricted stock grants outstanding as of June 30, 2015 totaled 42,500 shares, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of June 30, 2015, 293,287 shares are available under the 2009 Plan, of which 71,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $20,000 and $27,500, for the six-month periods ended June 30, 2015 and 2014, respectively. Stock compensation expense for the comparable three-month periods ended June 30, 2015 and 2014 was approximately $11,700 and $10,200, respectively.
The assumptions used for the six-month period ended June 30, 2015, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	5 Years
Risk-free interest rate	1.60%
Expected volatility	40.0%
Expected dividend	$0.06
Weighted-average fair value of options during the period	$0.32
The following table represents our stock options granted, exercised and forfeited for the six-months ended June 30, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2015	312,275	$2.80	5.53
Granted	45,000	$1.34	9.67
Exercised	—	—	—
Forfeited/expired	(33,950)	$4.90	1.77
Outstanding at June 30, 2015	323,325	$2.19	5.53
Exercisable at June 30, 2015	249,325	$2.62	4.51

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its consolidated financial statements and net income for tax purposes, increased by net operating loss carryforwards, which expire through 2034. The Company has recorded a net deferred tax asset of $200,000 at June 30, 2015 which is net of a valuation allowance of approximately $3 million. For the six-months ended June 30, 2015, the Company did not record any income tax benefit attributable to its net income for the current period. The current period provision of approximately$8,000 is attributable to state and local taxes. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
In March 2015, the Company issued a restricted stock grant of 10,000 shares to its Chief Executive Officer and Chairman. The grant vests on December 1, 2015. The price of the stock at the date of the grant was $1.34 During the first six months of 2015, the Company repurchased 17,084 shares of Common Stock under its stock buy back program at a total cost of $29,415.

Note 6. Discontinued Operations

As part of the Company's strategy to focus its resources on business activities that have higher margins and require less development costs, the Company decided to exit its customized education business.

On January 12, 2015, the Company completed the sale of some of the operating assets of its Skye subsidiary, including Skye's fifty percent interest in iReflect, LLC to the former president of Skye for $8,708, plus an earn-out of 50% of the Earnings Before Interest and Taxes (EBIT), (not to exceed $500,000) for the 36 month period commencing January 1, 2015. The assets sold included customer contracts, equipment, supplier lists and intellectual property. The Company retained the working capital related to Skye and the sale of the business was effective as of December 31, 2014.

The operating results of the discontinued operation are summarized below:

Six Months Ended June 30,	2015	2014
Net Revenues	$—	$627,049
(Loss) Before Income Taxes	(33,483)	(157,428)
Benefit from Income Taxes	—	113,375
(Loss) From Discontinued Operations	$(33,483)	$(44,053)

The net assets of the discontinued operation at June 30, 2015, were approximately $38,000 and consisted of the following:

Accounts Receivable, net	$38,086
Other Assets	—
Total Assets	$38,086

Accounts Payable and Accrued Expenses	$153
Total Liabilities	$153
Net Assets	$37,933

Note 7. Subsequent Events
On August 6, 2015, the Company's board of directors (the “Board”) declared a dividend of $.015 per common share payable on October 7, 2015 to shareholders of record as of September 18, 2015. The total estimated amount of the dividend is approximately $69,000. The Board also issued 10,000 shares of the Company's restricted common stock to a key employee. The shares vest three years from date of issuance. The Company has evaluated all other subsequent events through the date of this report and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

Overview
We provide learning solutions for accounting/finance, legal, insurance, securities and engineering professionals – five large vertical markets with mandatory continuing education requirements – as well as for tax compliance, banking and information technology professionals. We provide corporate governance, best practices and compliance training for the general corporate market. We also have content consisting of web-based training in the human resources and health and safety areas. We offer off-the-shelf courses and custom-designed programs with delivery methods suited to the specific needs of our clients. Through Loscalzo Associates Ltd. (“Loscalzo”), one of our wholly-owned subsidiaries, and our Executive Enterprise Institute (“EEI”) product line within our Accounting division, we are a leading provider of live training to accountants, tax and financial professionals. These courses are delivered through various state CPA societies, accounting firms, corporations or through seminars, webinars and conferences. Our customers include professional firms of all sizes, and a large number of businesses. We also offer comprehensive support services for training, ranging from course design and implementation, accreditation and administration services to technology solutions.
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

•	continuing professional education requirements by governing bodies, including states and professional associations;

•	the issuance of new laws, case law and regulations affecting the conduct of business and the relationship between employers and their employees;

•	the slow down in the issuance of major new financial accounting standards and the retreat from attempting to achieve greater compatibility with International Financial Reporting Standards;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit, train and redeploy employees;

•	the development and acceptance of new technology as a delivery channel for the types of products and services we offer;

•	the changes in the delivery of live programming towards blended learning, where self-paced learning is integrated with inter-active classroom discussion;

•	the securities industry's growing emphasis on applying technology based tools to address the growing complexity of compliance regulations;

•	the significant role that accredited training can play as a marketing tool, when sponsored by those organizations trying to reach the same professionals we serve:

•	the need to continuously update the content in our course catalogs; and

•	current economic conditions and competition.
Over the last five years, our annual net revenues, exclusive of revenues from the discontinued operations of our Skye Multimedia Ltd. ("Skye") subsidiary, now known as SMM, Ltd., have ranged from $13.5 million to $16.7 million. We experienced an overall decline in revenues from 2010 through 2014. We attribute the decline to a number of factors, primarily economic conditions as well as the relative absence of changes in laws, regulations and accounting standards and mergers of a number of professional services firms and implementation of our Back to Basics program. Many companies have looked at their budgets, reduced their headcounts and remain conservative when evaluating their expenditures for continuing education for their employees. Although, we have made acquisitions of companies, assets and product lines that have enhanced our overall content and product offerings, the competitive environment, along with the relative lack of new compliance challenges and the lack of perceived available time to dedicate to training in today's work environment have resulted in lowered attendance at our live seminars.
We have countered these pressures by introducing new products, services and product enhancements, such as our eLP-Mobile Compatible Player. This Player enables our clients to experience the same high-quality and ease of use on mobile devices as they experienced using their computers. We also introduced several other innovations including our Audit Management System (AMS), software currently designed for financial services firms that have an internal branch audit function, CPE/CLE administration, refreshing our course libraries, re-mixing our product offerings and changing our selling strategies. We recently introduced our Accreditation System to assist clients in maintaining compliance with the various accrediting authorities continuing education requirements. We are about to introduce a new credit tracking system to assist in the tracking of continuing professional education credits. We continue to believe that our growth will be through the development of new products and technology based services that leverage our investment in technology and cross selling our existing libraries to the various client bases and markets we serve. Although we have pursued an acquisition strategy over the past few years, we have not been successful in obtaining the desired results. However, we are always studying potential acquisitions that meet our criteria, but our primary focus currently is on our "Back to Basics" program, described more fully below.
Over the past few years, we have experienced a decline in revenue from course usage sold on a non-subscription basis, live training programs and the sale of engineering courses which have adversely impacted our operating results. We believe that this trend is due to a number of different factors that we have previously outlined, such as a poor economy, corporate budget restraints, the lack of major new accounting pronouncements and in the case of our engineering courses a need to update them to meet current standards. We also believe that while most of our various products provide a cost-effective means for many companies to provide continuing education for their employees, we have to re-focus our direction in order to improve revenue and profitability. To counter this trend we have updated our course library by adding approximately 135 new courses over the last eighteen months, while taking down those courses that were either outdated or had very little usage. We have also re-written our engineering courses to comply with current standards and expect to see an increase in sales to our professional association partners. We have also begun to market the technology that was previously described. We are currently studying our sales infrastructure and outbound marketing efforts in order to achieve better results, while at the same time we have reduced other costs and are focusing on clients and products that provide the best returns. Our challenge is building revenues while at the same eliminating unprofitable or marginal product lines and/or customers.
Our core competencies and assets include technology solutions designed specifically for the delivery and administration of continuing professional education. This same technology is leveraged across most of our business operations. Over the past few years we have developed a state-of-the-art, robust Learning Management System (LMS), known as e-Campus, that is not built on open source software. We have also developed an Audit Management System (AMS), for use by financial services firms that conduct internal audits of their various branches. We are also developing software that enables our clients to track and monitor their staffs' continuing education.
We have spent approximately $3.7 million developing these various software products. The last of these products is about to be released and it is our expectation that the sale of these various products will help offset revenue declines in other areas of our business. In June 2014, we announced that we would be instituting a program known as "Back to Basics". We have reduced staffing in certain areas, and sold some of the operating assets of our Skye, custom training subsidiary as well as eliminating our ethics training business. Our current focus is to re-purpose resources to areas of our business that we believe will contribute most towards our profitability and future growth. We discuss this program further in the Liquidity and Capital Resources Section, as well.
We are also continuously reviewing both our intangible and deferred tax assets to see if any adjustments need to be made for either possible impairments or realization of future tax benefits in line with current accounting pronouncements.

As we seek new business growth strategies, we recognize that many of the clients we service also require other solutions for their various needs. We are finding that our experience in critical compliance areas coupled with our technological expertise and resources represent a unique opportunity to provide desirable training solutions for clients seeking a one-stop source for their various training, compliance and other needs. We also recognize that the combination of our technology solutions and content allow for greater client retention and growth potential.
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
These financial statements have been prepared to reflect the discontinued operations from our Skye subsidiary and the income or loss from Skye have been separately reflected in the financial statements.
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

Results of Operations
Our positive results from continuing operations for the three and six-month periods ended June 30, 2015, are a result of a number of different factors including earned revenues from the sale of technology products and the effects of our "Back to Basics" program, where we eliminated poorly performing products and clients and the divestiture of some of the operating assets of Skye in December 2014. These are the best results for our six-month period in over five years.
Revenues fluctuate from period to period due to a number of factors including decreased usage of certain specific courses in our course catalog, a decline in revenue from live training and a decline in revenue from some subscription based products. These declines are offset by earned revenues from the installation of our technology products. We have also updated our engineering library to comply with current standards. With that, our engineering revenue has increased from the prior year and we continue to see growth in the sale of our software products. The second quarter of 2015 as compared to the second quarter of 2014, reflected a slight decrease in net revenues, while the cost of revenues decreased by approximately 18%. This resulted in a higher gross profit of 61.6% and an income from continuing operations of approximately $474,000, as compared to a loss from continuing operations in 2014 of approximately $176,000. We continue to seek to acquire either content in new or complimentary markets, make our sales force more effective and reduce expenses where appropriate. We are continuously looking for ways to upgrade our product offerings by introducing new content. We also continuously review existing content to insure that it is current. During 2014 and through this period we have added approximately 135 new courses to our SPA library and removed approximately 100 either outdated or infrequently viewed courses. We are also updating and adding new course material to our engineering and financial services libraries. A discussion of our "Back to Basics" program that entails reducing costs, streamlining product offerings and analyzing client profitability is discussed in the Liquidity and Capital Resources section of this report.
Comparison of the results of operations for the three-months ended June 30, 2015 and 2014
We reported a $35,000, or 0.9% decrease in net revenues for the three-months ended June 30, 2015, compared to the same 2014 period. Our gross profit margin increased to 61.6% in the 2015 period as compared to 53.6% in the 2014 period, as a result of various factors, including increased revenues from the sale of technology products, the reduction in poorly performing live training events and a reduction in outsourced labor and direct production costs as part of our ongoing commitment to reduce costs. Operating results for the 2015 period were impacted by overall decreases in net revenues from most of our divisions, except for consulting services. We are currently rethinking our approach to sales and exploring other avenues to increase our sales, such as third-party resellers. General and administrative expenses were approximately $380,000 lower in the 2015 period as compared to the 2014 period, and depreciation and amortization expense was constant at approximately $264,000. We reduced our overall head count from 58 full and part-time employees in 2014 (exclusive of Skye employees) to 53 in 2015. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed. Our live training businesses also had a slight decrease in revenues in the quarter and we expect that trend to continue as part of our Back to Basics program as we also change our marketing efforts and methods of delivery in live training.
Online revenues continue to be an important factor to our net revenues. Many of our products, including our Accounting/Finance libraries, Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are delivered online and are also generators of net revenues. Approximately 41% of our current period net revenues, exclusive of technology related products were derived from online products and related services.
The following table compares our statement of operations data for the three-months ended June 30, 2015 and 2014. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter.

	Three months ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$3,650,572	100.0%	$3,685,301	100.0%	(0.9)%
Cost of revenues	1,402,594	38.4%	1,708,601	46.4%	(17.9)%
Gross profit	2,247,978	61.6%	1,976,700	53.6%	13.7%
Selling, general and administrative	1,509,974	41.4%	1,889,880	51.3%	(20.1)%
Depreciation and amortization	264,082	7.2%	262,425	7.1%	0.6%
Total operating expenses	1,774,056	48.6%	2,152,305	58.4%	(17.6)%
Operating income (loss)	473,922	13.0%	(175,605)	(4.8)%	369.9%
Other income, net	4,110	0.1%	4,124	0.1%	(0.3)%
Income (loss) before income tax	478,032	13.1%	(171,481)	(4.7)%	378.8%
(Provision for) income taxes	(4,225)	(0.1)%	(77,388)	(2.1)%	94.5%
Income (loss) from continuing operations	473,807	13.0%	(248,869)	(6.8)%	290.4%
(Loss) income from discontinued operations, net of taxes	(25,343)	(0.7)%	15,275	0.4%	(265.9)%
Net income (loss)	$448,464	12.3%	$(233,594)	(6.3)%	292.0%

Net revenues
The decrease in net revenues of approximately $35,000 reflected above was due to to the following: (i) a $173,000 decrease in net revenues from our accounting/finance division; (ii) a $97,000 decrease in net revenues from our financial services division; (iii) a $49,000 decrease in net revenues from our SmartPros Legal and Ethics, Ltd. ("SLE") subsidiary, as we have discontinued offering corporate ethics training; and (iv) a $10,000 decrease in our engineering division's revenues. These decreases were offset by a $294,000 increase in net revenues from our consulting and video division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
Net revenues from the accounting/finance division were approximately $2.9 million and $3.0 million in the 2015 and 2014 periods, respectively, or 79% and 83% of net revenues in the 2015 and 2014 periods, respectively. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.6 million and $1.7 million in the 2015 and 2014 periods, respectively. Net revenues from other products in our accounting/finance division that are not subscription based or live-training increased by approximately $128,000 in 2015 from the 2014 period, primarily a result of greater advertising and other revenues due to timing differences in the recognition of such revenue. Non-subscription-based revenues fluctuate from period to period and may not be indicative of any trends. In the 2015 period, net revenues from online sales of accounting products increased by approximately $7,000 compared to the 2014 period, primarily as a result of an increase in online subscription revenue offset by a decrease in course usage by some clients. Net revenues from our Loscalzo and EEI live training subsidiary and division decreased by $258,000 in the 2015 period compared to the 2014 period. The decrease in net revenues is from a combination of factors, including the reduction in catalog offerings of EEI, decreased attendance at live training events and elimination of revenues from poorly performing clients and programs. Our Loscalzo division is finding that state societies of certified public accountants throughout the country are experiencing reduced attendance at their seminars. They are working with the various state societies to see how they can create greater interest in attending these seminars especially as we now have the release of at least one new major accounting pronouncement. EEI also revamped its course catalog to eliminate marginal events and reduced expenses associated with them.
Our Financial Services division generated $297,000 of net revenues in the quarter ended June 30, 2015. For the quarter ended June 30, 2014, this division generated $394,000 of net revenues. The decrease is primarily due to the timing of certain revenue recognition in 2014 as well as the loss of some business. With the launch of our AMS system, we are now engaged in a marketing campaign to offer this product to other companies in the financial services sector. However, as this is a major investment in technology and these are usually multi-year contracts for many of these companies, we find this to have a longer sales cycle.
For the quarter ended June 30, 2015, SLE had net revenues of $60,000 compared to net revenues of $109,000 for the comparable 2014 quarter. For the 2014 period, $41,000 of SLE’s net revenues were generated by our Working Values Ethics and Compliance division, and $68,000 was generated by our Cognistar Legal division. The Ethics division was terminated as of December 31, 2014 as part of our "Back to Basics" program. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.
Our Engineering division generated $97,000 of net revenues in the second quarter of 2015 compared to $107,000 in the second quarter of 2014. We have completed the process of re-writing a number of our engineering courses so that they now comply with new standards. Sales of our engineering products are not subscription based and are primarily sold through professional associations.
Net revenues generated by our other divisions, which consist of video production, duplication and consulting in the second quarter of 2015 were $322,000. In comparison, these divisions recorded $28,000 of net revenues for the second quarter of 2014, primarily from the recognition of revenue from the sale of our technology products and related services in the 2015 period.
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
Our gross profit margin for the three-months ended June 30, 2015 increased to 61.6% from 53.6% in the comparable 2014 period, primarily due to the decrease in outside labor and direct production costs and the mix of services rendered. Our subscription based products and annual licenses for our technology have a very high gross profit percentage, as there is little additional cost of delivery to new subscribers. Live training has lower gross profit percentages as it is dependent on the number of attendees at a seminar. We have made and are making meaningful reductions in outsourced technology personnel as a part of our "Back to Basics" plan, as we are starting to see the benefits of these savings. During the current quarter we did reduce the amount spent on outsourced technology related personnel. The costs of updating either our course content or existing software and maintaining our technology is charged to expense as they are incurred. The costs of developing new course content is capitalized.
Cost of revenues decreased by approximately $306,000 in the three-month period ended June 30, 2015 as compared to the same 2014 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, decreased $120,000. This decrease is primarily related to outsourcing technology services. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased approximately $69,000. We also continue to update and introduce new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating. With the anticipated release of our accreditation system we anticipate cost savings during the second half of the year.

•
Royalties. Royalty expense increased by $8,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are now paid quarterly and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel remained relatively constant in both periods, with the 2015 period expenses reduced by approximately $12,000 from the 2014 period.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased by approximately $115,000 in the 2015 period as compared to the 2014 period, primarily as a result of the reduction in live training events.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the second quarter of 2015 decreased by approximately $380,000, or 20.1%, compared to the same 2014 period. This decrease is attributable to a number of factors that are highlighted below.
Compensation expense in the second quarter of 2015 period decreased by approximately $153,000 compared to the same 2014 period. The decrease in costs is primarily attributable to reduced head count and re-allocations of employees salaries. We had 33 full and part-time selling, general and administrative employees as of June 30, 2015 as compared to 39 at June 30, 2014. In addition, compensation expense includes stock based compensation expense of approximately $12,000 for the 2015 period and $10,000 for the 2014 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by approximately $227,000 in the second quarter of 2015 as compared to the same period in 2014. This was primarily due a reduction in marketing expenses related to live training events of approximately $153,000. However, as we constantly upgrade and expand our technology and Internet capabilities, this may result in related increased costs for such things as web-bandwidth and hardware and software maintenance and support. We make every effort to control our costs, however, some selling, general and administrative expenses, such as insurance, travel and other costs are difficult to control.
Depreciation and amortization
Depreciation and amortization expense was constant in the second quarter of 2015 and 2014 at approximately $264,000, for each quarter. We expect our depreciation and amortization expense on our fixed and intangible assets to be fairly constant in the current year, and decrease in future periods, exclusive of any new large software development projects. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating income (loss)
For the three-months ended June 30, 2015, the operating income was approximately $474,000 compared to an operating loss of approximately $176,000 in the corresponding 2014 period, primarily as a result of decreased cost of revenues and selling, general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits. We have no debt other than trade payables and accrued liabilities. For the second quarter of 2015 and 2014, we had net other income of approximately $4,000, respectively.
Income taxes
For the three-months ended June 30, 2015, we recorded a provision for income tax of approximately $4,000 primarily from state and local income taxes, as compared to a provision of approximately $77,000, in the corresponding 2014 period as a result of reducing the current period income tax benefit recorded in the first quarter of 2014. Based on historical results management has determined to not record a current period tax provision based on its current period operating income due to the availability of net operating tax losses.
Income (loss) from continuing operations
For the three-months ended June 30, 2015, we recorded income from continuing operations of approximately $474,000 or $0.10 per share, basic and diluted. For the comparable period in 2014, we recorded a loss from continuing operations of approximately $249,000, or $0.05 per share, basic and diluted, which included a $77,000 income tax provision.
(Loss) income from discontinued operations, net of taxes
For the three-months period ended June 30, 2015, we recorded a loss from discontinued operations of approximately $25,000 as compared to net income of approximately $15,000 in the comparable 2014 period.

Net income (loss)
We recorded net income of approximately $448,000 or $.10 per share, basic and diluted for the three-month period ended June 30, 2015, as compared to a net loss of approximately $234,000, or $.05 per share, basic and diluted for the comparable period ended in 2014.

Comparison of the results of operations for six-months ended June 30, 2015 and 2014
Net revenues for the six-months ended June 30, 2015 compared to the same 2014 period, were relatively flat, with a slight increase of approximately $10,000. However, our gross profit increased by approximately $383,000, from $3.4 million in the 2014 period to $3.79 million in the 2015 period. Our selling, general and administrative expenses decreased by approximately $501,000 and our depreciation and amortization expense increased by approximately $16,000. This resulted in an operating income of approximately $154,000 in the current year's six-month period as compared to an operating loss of approximately $715,000 in the prior year's period. This is primarily a result of increased revenues from the sale of our technology based products and the implementation of various cost saving measures during the past 12 months.
Online revenues continue to be an important factor to our net revenues. Many of our products, including our Accounting/Finance libraries, Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are delivered online and are also generators of net revenues. Approximately 46% of our current period net revenues, exclusive of technology related products were derived from online products and related services.
The following table compares our statement of operations data for the six-months ended June 30, 2015 and 2014. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Six months ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$6,359,198	100.0%	$6,349,314	100.0%	0.2%
Cost of revenues	2,573,935	40.5%	2,947,520	46.4%	(12.7)%
Gross profit	3,785,263	59.5%	3,401,794	53.6%	11.3%
Selling, general and administrative	3,099,867	48.7%	3,601,154	56.7%	(13.9)%
Depreciation and amortization	531,231	8.4%	515,695	8.1%	3.0%
Total operating expenses	3,631,098	57.1%	4,116,849	64.8%	(11.8)%
Operating income (loss)	154,165	2.4%	(715,055)	(11.3)%	121.6%
Other income, net	8,224	0.1%	9,097	0.1%	(9.6)%
Net income (loss) before income tax	162,389	2.6%	(705,958)	(11.1)%	123.0%
(Provision for) benefit from income taxes	(7,987)	(0.1)%	132,456	2.1%	(106.0)%
Income (loss) from continuing operations	154,402	2.4%	(573,502)	(9.0)%	126.9%
(Loss) from discontinued operations, net of taxes	(33,483)	(0.5)%	(44,053)	(9.0)%	24.0%
Net income (loss)	$120,919	1.9%	$(617,555)	(9.7)%	119.6%

Net revenues
The increase in net revenues reflected above was primarily due to: (i) a $36,000 increase in net revenues from our engineering division; and (ii) a $467,000 increase in net revenues from our technology consulting and video production divisions. These increases were offset by:(i) a $299,000 decrease in net revenues from our accounting/finance division; (ii) a $128,000 decrease in net revenues from our financial services division; and (iii) a $66,000 decrease in net revenues from our SLE subsidiary. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.

In the first six-months of 2015, net revenues from the accounting/finance division were $4.8 million, or 75% of net revenues, compared to $5.1 million, or 80% of net revenues, in the comparable 2014 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $3.3 million and $3.5 million in the same 2015 and 2014 six-month periods, respectively. Net revenues from other sources in our accounting/finance division that are not subscription based increased by $229,000 in the 2015 period as compared to the 2014 period. Live-training revenues decreased by $94,000 in the 2015 period from the 2014 period. Non-subscription-based revenues fluctuate from period to period. In the 2015 period, net revenues from online sales of accounting products decreased by approximately $120,000, as compared to the 2014 period, primarily as a result of decreased usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary decreased $80,000 in the 2015 period compared to the 2014 primarily due to decreased attendance at live seminars, as the various states see declining enrollments in these events as well as recent mergers of professional services firms and timing differences in the scheduling of events. Our EEI live training division's revenues decreased $218,000 in the 2015 period as compared to the 2014 period, primarily as a result of the elimination of under-performing seminars. Those decreases were offset in part by revenues earned from CPE administration, that is included in EEI's revenues. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters.
Our Financial Services division generated approximately $600,000 of net revenues for the six-month period ended June 30, 2015, compared to approximately $728,000 of net revenues for the same 2014 period. The decrease is due primarily from the recognition of income from a completed customization project for one client in the 2014 period and the loss of a client.
For the six-months ended June 30, 2015, SLE had net revenues of $119,000 compared to net revenues of $185,000 for the comparable 2014 period. For the 2015 period, SLE’s net revenues was generated by the Cognistar Legal division, as compared to $140,000 in the 2014 period. Net revenues of $45,000 generated by the Working Values Ethics and Compliance division in 2014 were derived primarily from custom consulting work. This division was terminated in December 2014.
Our Engineering division generated $226,000 of net revenues in the first six-months of 2015 compared to $190,000 in the same 2014 period. The increase is primarily a result of increased sales from the newly updated exam prep courses. Sales of our engineering products are not subscription based and primarily sold through professional organizations. Sales of our Watch IT information technology program are now included in the revenues of our Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting increased by $496,000 in the first six-months of 2015, as compared with the comparable 2014 period, primarily from the recognition of revenue from the sale of our technology products and related services.
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
Our gross profit margins for the six-months ended June 30, 2015 increased to 59.5% from 53.6% in the same 2014 period. The increase in gross profit is attributable to a number of factors including, reduced expenditures on outsourced technology, the elimination of poorly performing live EEI and Loscalzo seminars, conferences and clients. Although, we have reduced our outsourced technology costs, we do devote a significant amount of internal and external resources to develop new features in our products and to update and maintain existing products and technology. These costs are charged to expense as they are incurred.
Cost of revenues decreased by approximately $374,000 in the six-month period ended June 30, 2015 compared to the same 2014 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which are primarily technology and video production personnel, decreased $145,000. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased $118,000. The decrease is primarily attributable to the cost of reduced expenses related to live training.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense was constant for the comparable periods. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting course catalog and our engineering product sales. Generally, royalties are paid twice per year and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•	Salaries. Overall, payroll and related costs attributable to production personnel decreased by approximately $9,000 in the 2015 period as compared to the 2014 period.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased in the 2015 period by approximately $98,000 to approximately $174,000 in the 2015 period from approximately $272,000 in the 2014 period. This is primarily due to the reduction in live training events.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the six-months ended June 30, 2015 decreased by approximately $501,000, or 13.9%, compared to the same 2014 period. This decrease is primarily attributable to reduced payrolls and related costs and a decrease in marketing expenses related to EEI live training events.
Compensation expense for the six-months ended June 30, 2015 decreased by $251,000 compared to the same 2014 period. The decrease in compensation expense is primarily attributable to savings from a reduction in headcount. In addition, included in compensation expense is stock based compensation expense of approximately $20,000, as compared to approximately $27,000 in the 2014 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $250,000, primarily as a result of a reduction in marketing and promotional expenses related to EEI. We make every effort to control our costs, however, some selling, general and administrative expenses, such as costs related to technology, insurance, travel and other costs are harder to control. In addition, while we have reduced our outsourced customer service department costs, we anticipate increasing our spending on various marketing programs and the hiring of additional sales personnel.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $16,000 for the six-months ended June 30, 2015 as older assets become fully depreciated and some of our intangible assets become fully amortized. Although, we have now fully amortized many of the assets acquired in prior acquisitions, we are continuously purchasing new computer equipment and have begun to amortize the costs related to the development of our AMS and other new technology as well as the development of new course content. We will begin amortizing the cost of other internally developed software as they are placed into service. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to decrease slightly in future periods. We capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating income (loss)
For the six-months ended June 30, 2015, the operating income was approximately $154,000 compared to an operating loss of approximately $715,000 in the corresponding 2014 period. The increase in operating income is primarily a result of relatively flat revenues, offset by a decrease in cost of revenues and selling, general and administrative costs.
Other income/expense, net
Other income and expense items consist of interest earned on deposits and the net loss from our iReflect joint venture. We have no debt other than trade payables and accrued liabilities. For the six-months ended June 30, 2015 we had net other income of approximately $8,000 as compared to a net other income of approximately $9,000 in the comparable 2014 period.

Income taxes
For the six-months ended June 30, 2015, we recorded a provision for income taxes of $8,000. primarily for state and local taxes as compared to a net income tax benefit of $132,000 in the same 2014 period.
Income (loss) from continuing operations
For the six-months ended June 30, 2015 and 2014, we recorded net income from continuing operations of approximately $162,000 as compared to a net loss of approximately $706,000, respectively, or $0.03 and ($.12) per share, basic and diluted, respectively.
(Loss) from discontinued operations, net of taxes
    For the six-month period ended June 30, 2015, we recorded a net loss from discontinued operations of approximately $33,000 and compared to a net loss in the comparable 2014 period of approximately $44,000 or ($0.01) per share basic and diluted.

Net income (loss)

We recorded net income for the six-months ended June 30, 2015 of approximately $121,000, or $0.03 per share basic and diluted, as compared to a net loss of approximately $618,000 or ($0.13) per share basic and diluted in the comparable 2014 period.

Liquidity and Capital Resources
At June 30, 2015 we had no long-term debt.
Our working capital as of June 30, 2015 was approximately $1.4 million compared to $1.3 million at December 31, 2014. Our current ratio at June 30, 2015 and December 31, 2014 was 1.30 to 1 and 1.21 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $3.8 million at June 30, 2015 and $4.8 million at December 31, 2014, respectively. The decline in deferred revenue is not indicative of any trends as there are often timing differences in the way we bill our clients. Also, a substantial portion of our subscription business is on a calendar year basis and as such the revenues get absorbed into income during the year, simultaneously reducing the deferred revenue. Additionally, at year-end we had a substantial amount of deferred revenue from our technology and consulting products, some of which was absorbed into income in the first six-months of 2015.
At June 30, 2015, we had cash and cash equivalents of approximately $4.1 million. For the six-months ended June 30, 2015, we had a net decrease in cash and cash equivalents of approximately $736,000 that includes approximately $198,000 of cash used in operating activities, $369,000 of cash used in investing activities and approximately $168,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues. Our cash balances fluctuate periodically due to timing differences such as the dates of certain large live training events.
In June 2014, we issued a press release announcing our "Back to Basics" program that entailed a reduction in spending and a re-purposing of resources. This resulted in a reduction in personnel, both outsourced and internal, a substantial portion of which was previously capitalized. We used some of these savings to increase our sales and marketing efforts. We will also continue to review our various product lines and analyze products or clients to insure that we are getting an adequate return on our investment. This has resulted in a reduction in cash expenditures for both internal and outsourced labor and other operating costs. These expected savings have been offset to the extent of a decrease in revenues from the loss of clients or products that have provided an inadequate rate of return.
We expect that our "Back to Basics" program will provide continual cost savings in the remaining 2015 quarters. We had anticipated that our annualized savings from net personnel and other cost reductions would have a positive effect on our net operating results. Actual cost of revenues and selling, general and administrative expenses were approximately $875,000 lower in the first six-months of 2015 as compared to the first six-months of 2014. However, some of these savings will and could be offset by reductions in revenues that were not part of our plan.

Any of these anticipated savings could be offset by reductions in revenues and related costs. We are hopeful that our increased marketing efforts will offset any declines in revenue. We must caution that these estimates can be greatly affected by many factors as our "Back to Basics" plan is implemented.
At June 30, 2015, we had, inclusive of discontinued operations, approximately $1,576,000 in receivables and $776,000 in payables and accrued expenses, as compared to $2.1 million of receivables and $1.2 million in payables and accrued expenses at December 31, 2014, exclusive of dividends payable.
Net cash used in operating activities was approximately $198,000 for the six-months ended June 30, 2015 after adjusting the income of approximately $121,000 by non-cash charges of approximately $551,000, as compared to approximately $137,000 of cash used in the comparable six-month period of 2014. The major other components of operating activity cash are from changes in the receipts from the collection of accounts receivables of approximately $506,000, offset by reductions in accounts payable of approximately $446,000 and deferred revenue of approximately $975,000. In addition, approximately $42,000 of prepaid expenses were charged to operations in the period.
For the six-months ended June 30, 2015, net cash used in investing activities was approximately $369,000, which included capital expenditures consisting of computer equipment and software purchases of approximately $128,000, $81,000 for course development and $160,000 for capitalized software, as compared to approximately $635,000 of cash used in the comparable six-month period of 2014. We anticipate that our capital expenditures for the remainder of 2015 will be substantially lower as compared to 2014, as we have completed the expenditures on most of our new technology. However, we do continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months in the normal course of business.
Net cash used in financing activities of $168,000 for the six-months ended June 30, 2015 reflects dividends paid of approximately $138,000 and stock repurchases of approximately $29,000, as compared to approximately $141,000 of net cash used in the comparable six-month period of 2014. On August 6, 2015, our board of directors declared a dividend of $.015 per common share payable on October 7, 2015 to shareholders of record as of September 18, 2015.
We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
In the future, we may issue debt or equity securities to satisfy our cash needs. Any debt incurred may be secured or unsecured, bear interest at a fixed or variable rate and may contain other terms and conditions that we deem are reasonable under the circumstances existing at the time. Any sales of equity securities may be at or below current market prices. There is no assurance you that we will be successful in generating sufficient capital to adequately fund our needs.

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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding other than those incurred in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
During the six month period ended June 30, 2015, we repurchased 17,084 shares of our Common Stock under our stock buy back program at a total cost of $29,415. As set forth below, $350,000 was available under our stock buy back program as of June 30, 2015. On May 5, 2015, the Board authorized and approved an extension of the stock buy-back program with an allocation of up to $350,000 for the repurchase of shares of Common Stock until the November 2015 Board meeting.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1-30, 2015)	8,872	$1.82	8,872	$216,179
Month # 2 (May 1-31, 2015)	1,400	1.92	1,400	347,684
Month #3 (June 1-30, 2015)	—	—	—	347,684
Total	10,272	$1.83	10,272	$347,684

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

SmartPros Ltd.

(Registrant)

Date:	August 6, 2015	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)