Form 10-Q
period 2015-09-30
SmartPros Ltd.
filed 2015-11-05
CIK 1289863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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
Yes ☐          No ☒
Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 4, 2015, there were 4,601,241 shares of common stock outstanding.

SMARTPROS LTD.
FORM 10-Q REPORT
September 30, 2015

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

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,273,583	$4,810,982
Accounts receivable, net of allowance for doubtful accounts of approximately $20,000 and $20,000 at September 30, 2015 and December 31, 2014, respectively	1,044,154	1,668,942
Prepaid expenses and other current assets	357,987	406,173
Current assets of discontinued operations	29,200	414,296
Total Current Assets	5,704,924	7,300,393
Property and equipment, net	423,316	427,241
Goodwill	2,456,474	2,456,474
Other intangibles, net	2,921,622	3,295,958
Other assets, including restricted cash of $75,000	94,479	94,479
Deferred tax asset	200,000	200,000
Non-current assets of discontinued operations	—	4,673
	6,095,891	6,478,825
Total Assets	$11,800,815	$13,779,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$325,783	$875,019
Accrued expenses	222,259	227,021
Dividend payable	69,019	69,157
Deferred revenue	3,799,194	4,752,356
Current liabilities of discontinued operations	—	120,066
Total Current Liabilities	4,416,255	6,043,619
Other liabilities	61,410	66,106
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 1,000,000 shares, 0 shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 30,000,000 shares, 5,685,433 shares issued as of September 30, 2015 and 5,665,433 issued as of December 31, 2014, respectively; and 4,601,241 and 4,598,325 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	568	567
Additional paid-in capital	16,808,600	16,985,235
Accumulated deficit	(6,609,778)	(6,469,484)
Common stock in treasury, at cost – 1,084,192 and 1,067,108 shares at September 30, 2015 and December 31, 2014, respectively	(2,876,240)	(2,846,825)
Total Stockholders’ Equity	7,323,150	7,669,493
Total Liabilities and Stockholders’ Equity	$11,800,815	$13,779,218
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of
Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues	$2,789,328	$2,773,580	$9,148,526	$9,122,894
Cost of revenues	1,279,862	1,309,255	3,853,797	4,256,775
Gross profit	1,509,466	1,464,325	5,294,729	4,866,119
Operating Expenses:
Selling, general and administrative	1,494,215	1,564,273	4,594,082	5,165,427
Depreciation and amortization	275,973	268,324	807,204	784,019
	1,770,188	1,832,597	5,401,286	5,949,446
Operating (loss)	(260,722)	(368,272)	(106,557)	(1,083,327)
Other Income:
Interest and dividend income (net)	4,793	3,804	13,017	12,901
	4,793	3,804	13,017	12,901
(Loss) from continuing operations before income taxes	(255,929)	(364,468)	(93,540)	(1,070,426)
(Provision for) income taxes	(5,070)	(195,216)	(13,057)	(62,760)
(Loss) from continuing operations	(260,999)	(559,684)	(106,597)	(1,133,186)
(Loss) from discontinued operations, net of taxes	(213)	(72,371)	(33,696)	(116,424)
Net (loss)	$(261,212)	$(632,055)	$(140,293)	$(1,249,610)
Net (loss) per common share, basic and diluted:
Net (loss) from continuing operations	$(0.06)	$(0.12)	$(0.02)	$(0.24)
Net (loss) from discontinued operations, net of taxes	$—	$(0.02)	$(0.01)	$(0.03)
Net (loss)	$(0.06)	$(0.14)	$(0.03)	$(0.27)
Weighted Average Number of Shares Outstanding:
Basic	4,597,328	4,684,441	4,596,480	4,681,325
Diluted	4,597,328	4,684,441	4,596,480	4,681,325
_________________________________________________________________________________
See Notes to Condensed Consolidated Financial Statements (Unaudited)

SMARTPROS LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss)	$(140,293)	$(1,249,610)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	807,204	794,643
Stock compensation expense	30,152	37,644
Equity loss from joint venture	—	1,196
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	1,009,884	725,423
Prepaid expenses and other current assets	48,186	(92,928)
Other assets	4,673	5,363
(Decrease) in operating liabilities:
Accounts payable and accrued expenses	(674,065)	(567,032)
Deferred revenue	(953,162)	(89,884)
Other liabilities	(4,696)	(3,204)
Total adjustments	268,176	811,221
Net Cash Provided by (Used in) Operating Activities	127,883	(438,389)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(143,973)	(76,536)
Capitalized software costs	(160,253)	(506,498)
Capitalized course costs	(124,717)	(145,235)
Net Cash (Used in) Investing Activities	(428,943)	(728,269)
Cash Flows from Financing Activities:
Purchase of treasury stock	(29,415)	(51,468)
Dividend paid	(206,924)	(210,823)
Net Cash (Used in) Financing Activities	(236,339)	(262,291)
Net (decrease) in cash and cash equivalents	(537,399)	(1,428,949)
Cash and cash equivalents, beginning of period	4,810,982	5,303,657
Cash and cash equivalents, end of period	$4,273,583	$3,874,708
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$13,057	$4,180

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
Capitalized Software
Capitalized software costs are those costs for internally developed software for either internal use by the Company or for license to clients pursuant to the provisions of either ASC Topic 350, "Internal Use Software" or ASC Topic 985, "Software". The Company has capitalized approximately $160,000 in the first nine-months of 2015 for internally developed software.
          Capitalized Course Costs
Capitalized course costs include the direct cost of internally developed proprietary educational products and materials that have extended useful lives. Amortization of these capitalized course costs commences when the courses are available for sale from the Company’s catalog. The amortization period is the estimated useful lives of the courses, which are usually five years. Other costs incurred in connection with any of the Company’s monthly subscription products, library content or custom work is charged to expense as incurred. We capitalized approximately $125,000 for the development of new courses during the first nine-months of 2015.
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
          Income/(Loss) Per Share
Basic earnings or loss per common share is net income or loss, as the case may be, divided by the weighted average number of shares outstanding of the Company’s common stock, par value $.0001 per share (the “Common Stock”) during the period. Basic earnings or loss per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share of Common Stock include the dilutive effect of shares of Common Stock issuable under stock options and warrants. Diluted earnings per share are computed using the weighted average number of Common Stock and Common Stock equivalent shares outstanding during the period. For the nine and three-month periods ended September 30, 2015 and 2014, the inclusion of Common Stock equivalents of 323,175 and 324,400 shares, respectively, would be anti-dilutive.
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
As of September 30, 2015, 323,175 options were outstanding, of which 120,175 and 203,000 were granted under our 1999 Plan and 2009 Plan, respectively, and of which 249,175 are currently exercisable. In March 2015, the Company granted an aggregate of 45,000 options to various key employees. The exercise price of the options granted was $1.34 per share. The options vest three years from date of grant and expire ten years from date of grant. The Company also granted its Chief Executive Officer (CEO) and Chairman 10,000 shares of restricted common stock. These shares vest on December 1, 2015 and the price of the stock on the date of the grant was $1.34. The CEO also voluntarily surrendered 10,000 options that were to expire in September 2017 and had an exercise price of $5.78 per share. In August 2015, the Company granted 10,000 shares of its restricted common stock to an employee. These shares vest three years from date of grant and the price of the stock on the date of the grant was $1.90. Restricted stock grants outstanding as of September 30, 2015 totaled 42,500 shares, none of which had vested. All of these outstanding restricted stock grants were made under the 2009 Plan. As of September 30, 2015, 293,437 shares are available under the 2009 Plan, of which 61,055 shares are available for restricted stock grants. All stock options granted under the 2009 Plan are granted with an exercise price equal to or greater than the fair value of the Common Stock at the grant date. Employee and director stock options generally expire 10 years from the grant date and have various vesting periods. Restricted stock awards generally vest over a period of three to five years. Non-vested shares and options are subject to forfeiture unless certain requirements are satisfied.
Current accounting standards permit the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (BSM) option-pricing model, which incorporates various assumptions including volatility, expected life, interest rates and dividend yields. The expected volatility is based on the historic volatility of the Common Stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and directors. The Company has recorded stock-based compensation expense of approximately $30,000 and $38,000, for the nine-month periods ended September 30, 2015 and 2014, respectively. Stock compensation expense for the comparable three-month periods ended September 30, 2015 and 2014 was approximately $11,000 for both periods.
The assumptions used for the nine-month period ended September 30, 2015, and the resulting estimates of weighted-average fair value of options granted during those periods are as follows:

Expected life (years)	5 Years
Risk-free interest rate	1.60%
Expected volatility	40.0%
Expected dividend	$0.06
Weighted-average fair value of options during the period	$0.32
The following table represents our stock options granted, exercised and forfeited for the nine-months ended September 30, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding January 1, 2015	312,275	$2.80	5.02
Granted	45,000	$1.34	9.42
Exercised	—	—	—
Forfeited/expired	(34,100)	$4.90	1.58
Outstanding at September 30, 2015	323,175	$2.19	5.28
Exercisable at September 30, 2015	249,175	$2.62	4.26

Note 4. Income Taxes
The Company recognizes a deferred tax asset available from its temporary differences between net income before taxes as reported on its consolidated financial statements and net income for tax purposes, increased by net operating loss carryforwards, which expire through 2034. The Company has recorded a net deferred tax asset of $200,000 at September 30,

2015 which is net of a valuation allowance of approximately $3 million. For the nine-months ended September 30, 2015, the Company did not record any income tax benefit attributable to its net loss for the current period. The current period provision of approximately $13,000 is attributable to state and local taxes. The Company does not have any uncertain income tax positions that would require disclosure under the Accounting Standards Codification.

Note 5. Stockholders’ Equity
In March 2015, the Company issued a restricted stock grant of 10,000 shares to its Chief Executive Officer and Chairman. The grant vests on December 1, 2015. The price of the stock at the date of the grant was $1.34. In August 2015, the Company issued a restricted stock grant of 10,000 shares to an employee. The grant vests three years from date of the grant. The price of the stock at the date of the grant was $1.90. During the first nine months of 2015, the Company repurchased 17,084 shares of Common Stock under its stock buy back program at a total cost of $29,415.

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

The operating results of the discontinued operation are summarized below:

Nine Months Ended September 30,	2015	2014
Net Revenues	$—	$954,577
(Loss) Before Income Taxes	(33,696)	(194,424)
Benefit from Income Taxes	—	78,000
(Loss) From Discontinued Operations	$(33,696)	$(116,424)

The net assets of the discontinued operation at September 30, 2015, were approximately $29,000 and consisted of the following:

Accounts Receivable, net	$29,200
Other Assets	—
Total Assets	$29,200

Accounts Payable and Accrued Expenses	$—
Total Liabilities	—
Net Assets	$29,200

Note 7. Subsequent Events

On October 21, 2015, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, DF Institute, LLC (d/b/a Kaplan Professional Education), an Illinois limited liability company (“Parent”) and an indirect wholly owned subsidiary of Kaplan, Inc. (“Parent”) (Kaplan is the largest subsidiary of Graham Holdings Co. (NYSE: GHC)), and SPL Merger Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub shall be merged with and into the Company, and the separate corporate existence of Merger Sub shall thereupon cease, and the Company shall continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”).  The Merger Agreement was unanimously approved by the Board of Directors of the Company (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of the Company.

At the time the Merger becomes effective (the “Effective Time”): (a) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation, (b) each share of common stock, par value $.0001 per share, of the Company ("Common Stock") issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Parent or Merger Sub and shares owned by shareholders of the Company who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will automatically be canceled and converted into the right to receive $3.57 per share for an aggregate of approximately $16.9 million (the "Merger Consideration"), and (c) each option outstanding (whether or not then vested or exercisable) that represents the right to acquire shares of Common Stock will be canceled and terminated and converted into the right to receive an amount for each such option equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of Common Stock issuable upon exercise of such option. The consummation of the Merger is subject to the fulfillment of certain conditions.

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
Over the past few years, we have experienced a decline in revenue from course usage sold on a non-subscription basis, live training programs and the sale of engineering courses which have adversely impacted our operating results. We believe that this trend is due to a number of different factors that we have previously outlined, such as a poor economy, corporate budget restraints, the lack of major new accounting pronouncements and in the case of our engineering courses a need to update them to meet current standards. We also believe that while most of our various products provide a cost-effective means for many companies to provide continuing education for their employees, we have to re-focus our direction in order to improve revenue and profitability. To counter this trend we have updated our accounting/financing course library by adding approximately 160 new courses over the last two years, while taking down those courses that were either outdated or had very little usage. We have also re-written our engineering courses to comply with current standards and expect to see an increase in sales to our professional association partners. We have also begun to market the technology that was previously described. We are currently studying our sales infrastructure and outbound marketing efforts in order to achieve better results, while at the same time we have reduced other costs and are focusing on clients and products that provide the best returns. Our challenge is building revenues while at the same eliminating unprofitable or marginal product lines and/or customers.
Our core competencies and assets include technology solutions designed specifically for the delivery and administration of continuing professional education. This same technology is leveraged across most of our business operations. Over the past few years we have developed a state-of-the-art, robust Learning Management System (LMS), known as e-Campus, that is not built on open source software. This avoids the security risks and other concerns associated with open source solutions. We have also developed an AMS, for use by financial services firms that conduct internal audits of their various branches. We are also developing software that enables our clients to track and monitor their staffs' continuing education.
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

Results of Operations
Our improved results from continuing operations for the three and nine-month periods ended September 30, 2015, are a result of a number of different factors including earned revenues from the sale of technology products and the effects of our "Back to Basics" program, where we eliminated poorly performing products and clients and the divestiture of some of the operating assets of Skye in December 2014. Revenues for both the three and nine-months periods are comparable to the prior year and with the various measures we took to turn the Company around we have reduced the year to date operating loss from approximately $1.1 million in 2014 to approximately $107,000 in 2015.
Although our subscription based revenue is fairly constant, our revenues fluctuate from period to period due to a number of factors such as usage of certain specific courses in our course catalog and fluctuations in revenue from live training due to its seasonality. These declines are offset by earned revenues from the installation of our technology products. We have also updated our engineering library to comply with current standards. With that, our engineering revenue has increased from the prior year and we continue to see growth in the sale of our software products. The third quarter of 2015 as compared to the third quarter of 2014, reflected relatively flat revenues, while the cost of revenues decreased by approximately 2%. This resulted in a higher gross profit margin of 54.1% and a loss from continuing operations of approximately $261,000, as compared to a gross profit margin of 52.8% and loss from continuing operations in 2014 of approximately $560,000. We are continuously looking for ways to upgrade our product offerings by introducing new content. We also continuously review existing content to insure that it is current. Over the past two years we have added approximately 160 new courses to our accounting/finance library and removed approximately 100 either outdated or infrequently viewed courses. We are also updating and adding new course material to our engineering and financial services libraries. A discussion of our "Back to Basics" program that entails reducing costs, streamlining product offerings and analyzing client profitability is discussed in the Liquidity and Capital Resources section of this report.
Comparison of the results of operations for the three-months ended September 30, 2015 and 2014
We reported a $16,000, or 0.6% increase in net revenues for the three-months ended September 30, 2015, compared to the same 2014 period. Our gross profit margin increased to 54.1% in the 2015 period as compared to 52.8% in the 2014 period, as a result of various factors, including increased revenues from the sale of technology products, the elimination of poorly performing live training events and a reduction in outsourced labor and direct production costs as part of our ongoing commitment to reduce costs. Operating results for the 2015 period were impacted by overall decreases in net revenues from most of our divisions, except for consulting services. We are currently rethinking our approach to sales and exploring other avenues to increase our sales, such as third-party resellers. General and administrative expenses were approximately $70,000 lower in the 2015 period as compared to the 2014 period, and depreciation and amortization expense increased slightly from approximately $268,000 in the 2014 period to approximately $276,000 in the current period. We reduced our overall head count from 58 full and part-time employees in 2014 (exclusive of Skye employees) to 53 in 2015. We do see growth potential in our content-based businesses in the various verticals that we service and in technology that we have designed. Our live training businesses also had a slight decrease in revenues in the quarter and we expect that trend to continue as part of our "Back to Basics" program as we also change our marketing efforts and methods of delivery in live training.
Online revenues continue to be an important factor to our net revenues. Many of our products, including our Accounting/Finance libraries, Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are delivered online and are also generators of net revenues. Approximately 42% of our current period net revenues, exclusive of technology related products were derived from online products and related services.
The following table compares our statement of operations data for the three-months ended September 30, 2015 and 2014. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter.

	Three months ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$2,789,328	100.0%	$2,773,580	100.0%	0.6%
Cost of revenues	1,279,862	45.9%	1,309,255	47.2%	(2.2)%
Gross profit	1,509,466	54.1%	1,464,325	52.8%	3.1%
Selling, general and administrative	1,494,215	53.6%	1,564,273	56.4%	(4.5)%
Depreciation and amortization	275,973	9.9%	268,324	9.7%	2.9%
Total operating expenses	1,770,188	63.5%	1,832,597	66.1%	(3.4)%
Operating (loss)	(260,722)	(9.3)%	(368,272)	(13.3)%	29.2%
Other income, net	4,793	0.2%	3,804	0.1%	26.0%
(Loss) before income tax	(255,929)	(9.2)%	(364,468)	(13.1)%	29.8%
(Provision for) income taxes	(5,070)	(0.2)%	(195,216)	(7.0)%	97.4%
(Loss) from continuing operations	(260,999)	(9.4)%	(559,684)	(20.2)%	53.4%
(Loss) from discontinued operations, net of taxes	(213)	—%	(72,371)	(2.6)%	99.7%
Net (loss)	$(261,212)	(9.4)%	$(632,055)	(22.8)%	58.7%

Net revenues
The increase in net revenues of approximately $16,000 reflected above was due to to the following: (i) a $17,000 increase in net revenues from our accounting/finance division; (ii) a $173,000 increase in net revenues from our consulting and video production divisions; and (iii) a $2,000 increase in net revenues from our SmartPros Legal and Ethics, Ltd. ("SLE") subsidiary. These increases were offset by (i) a $159,000 decrease in net revenues from our financial services division; and (ii) a $17,000 decrease in net revenues from our engineering division. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
Net revenues from the accounting/finance division were approximately $2.3 million and $2.2 million in the 2015 and 2014 periods, respectively, or 80% and 81% of net revenues in the 2015 and 2014 periods, respectively. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were $1.6 million and $1.7 million in the 2015 and 2014 periods, respectively. Net revenues from other products in our accounting/finance division that are not subscription based or live-training increased by approximately $115,000 in 2015 from the 2014 period, primarily a result of greater advertising and other revenues due to timing differences in the recognition of such revenue. Non-subscription-based revenues fluctuate from period to period and may not be indicative of any trends. In the 2015 period, net revenues from online sales of accounting products decreased by approximately $8,000 compared to the 2014 period, primarily as a result of a decrease in course usage by some clients. Net revenues from our Loscalzo and EEI live training subsidiary and division decreased by $33,000 in the 2015 period compared to the 2014 period. The decrease in net revenues is from a combination of factors, including the reduction in catalog offerings of EEI, decreased attendance at live training events and elimination of revenues from poorly performing clients and programs. Our Loscalzo division is finding that state societies of certified public accountants throughout the country are experiencing reduced attendance at their seminars. They are working with the various state societies to see how they can create greater interest in attending these seminars especially as we now have the release of at least one new major accounting pronouncement. EEI also revamped its course catalog to eliminate marginal events and reduced expenses associated with them.
Our Financial Services division generated $177,000 of net revenues in the quarter ended September 30, 2015. For the quarter ended September 30, 2014, this division generated $336,000 of net revenues. The decrease is primarily due to the loss of a major client whose relationship terminated in the first quarter of 2015. With the launch of our AMS, we are now engaged in a marketing campaign to offer this product to other companies in the financial services sector. However, as this is a major investment in technology and these are usually multi-year contracts for many of these companies, we find this to have a longer sales cycle.
For the quarter ended September 30, 2015, SLE had net revenues of $86,000 compared to net revenues of $84,000 for the comparable 2014 quarter. For the 2014 period, $36,000 of SLE’s net revenues were generated by our Working Values Ethics and Compliance division, and $48,000 was generated by our Cognistar Legal division. The Ethics division was terminated as of December 31, 2014 as part of our "Back to Basics" program. The Cognistar Legal division derives its revenue primarily from the sales of its courses and the creation of courses for its clients.
Our Engineering division generated $83,000 of net revenues in the third quarter of 2015 compared to $100,000 in the third quarter of 2014. We have completed the process of re-writing a number of our engineering courses so that they now comply with new standards. Sales of our engineering products are not subscription based and are primarily sold through professional associations.
Net revenues generated by our other divisions, which consist of video production, duplication and consulting in the third quarter of 2015 were $193,000. In comparison, these divisions recorded $20,000 of net revenues in the third quarter of 2014. The increase is primarily from the recognition of revenue from the sale of our technology products and related services in the 2015 period.
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
Our gross profit margin for the three-months ended September 30, 2015 increased to 54.1% from 52.8% in the comparable 2014 period, primarily due to the decrease in outside labor and direct production costs and the mix of services rendered. Our subscription based products and annual licenses for our technology have a very high gross profit percentage, as there is little additional cost of delivery to new subscribers. Live training has lower gross profit percentages as it is dependent on the number of attendees at a seminar. We have made and are making meaningful reductions in outsourced technology personnel as a part of our "Back to Basics" plan, as we are starting to see the benefits of these savings. During the current quarter we did reduce the amount spent on outsourced technology related personnel. The costs of updating either our course content or existing software and maintaining our technology is charged to expense as they are incurred. The costs of developing new course content is capitalized.
Cost of revenues decreased by approximately $29,000 in the three-month period ended September 30, 2015 as compared to the same 2014 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which is primarily technology personnel, increased $51,000. This increase is primarily related to outsourcing related to video production services. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased approximately $95,000. We also continue to update and introduce new courses in our live training programs. The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating. With the anticipated release of our accreditation system we anticipate cost savings during the second half of the year.

•
Royalties. Royalty expense decreased by $12,000. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting and legal course catalogs and our engineering product sales. Generally, royalties are now paid quarterly and are calculated based on a number of factors, not all of which are available to us on a monthly, or even a quarterly basis. In addition, a number of our new courses were created internally and not subject to royalties. Accordingly, a substantial portion of our royalty expense for the quarter is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel increased in the 2015 period by approximately $33,000 from the 2014 period, due to the re-hiring of our former vice-president of content.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased by approximately $7,000 in the 2015 period as compared to the 2014 period, primarily as a result of the reduction in live training events.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the third quarter of 2015 decreased by approximately $70,000, or 4.5%, compared to the same 2014 period. This decrease is attributable to a number of factors that are highlighted below.
Compensation expense in the third quarter of 2015 period decreased by approximately $35,000 compared to the same 2014 period. The decrease in costs is primarily attributable to reduced head count and re-allocations of employees salaries. We had 34 full and part-time selling, general and administrative employees as of September 30, 2015 as compared to 37 at September 30, 2014. In addition, compensation expense includes stock based compensation expense of approximately $10,000 for both the 2015 and 2014 periods.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by approximately $35,000 in the third quarter of 2015 as compared to the same period in 2014, due to various savings that were enacted. However, as we constantly upgrade and expand our technology and Internet capabilities, this may result in related increased costs for such things as web-bandwidth and hardware and software maintenance and support. We make every effort to control our costs, however, some selling, general and administrative expenses, such as insurance, travel and other costs are difficult to control.
Depreciation and amortization
Depreciation and amortization expense increased $8,000 in the third quarter of 2015 to approximately $276,000, as compared to approximately $268,000 in 2014 period. We expect our depreciation and amortization expense on our fixed and intangible assets to be fairly constant in the current year, and decrease in future periods, exclusive of any new large software development projects. In addition, we capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.
Operating (loss)
For the three-months ended September 30, 2015, the operating loss was approximately $261,000 compared to an operating loss of approximately $369,000 in the corresponding 2014 period, primarily as a result of decreased cost of revenues and selling, general and administrative expenses.
Other income/expense, net
Other income and expense items consist of interest earned on deposits. We have no debt other than trade payables and accrued liabilities. For the third quarters of 2015 and 2014, we had net other income of approximately $5,000 and $4,000, respectively.
Income taxes
For the three-months ended September 30, 2015, we recorded a provision for income tax of approximately $5,000 primarily from state and local income taxes, as compared to approximately $195,000 in the corresponding 2014 period as a result of reducing the current period income tax benefit recorded in the first quarter of 2014. Based on historical results management has determined to not record a current period tax provision based on its current period operating income due to the availability of net operating tax losses.
(Loss) from continuing operations
For the three-months ended September 30, 2015, we recorded a loss from continuing operations of approximately $261,000 or $0.06 per share, basic and diluted including a $5,000 income tax provision. For the comparable period in 2014, we recorded a loss from continuing operations of approximately $560,000, or $0.12 per share, basic and diluted, including a $195,000 income tax provision.

(Loss) from discontinued operations, net of taxes
For the three-months period ended September 30, 2015, we recorded a loss from discontinued operations, net of taxes of $213 as compared to a net loss of approximately $72,000 in the comparable 2014 period.
Net (loss)
We recorded a net loss of approximately $261,000 or $.06 per share, basic and diluted for the three-month period ended September 30, 2015, as compared to a net loss of approximately $632,000, or $.14 per share, basic and diluted for the comparable period ended in 2014.

Comparison of the results of operations for nine-months ended September 30, 2015 and 2014
Net revenues for the nine-months ended September 30, 2015 compared to the same 2014 period, were relatively flat, with a slight increase of approximately $26,000. However, our gross profit increased by approximately $429,000, from $4.9 million in the 2014 period to $5.3 million in the 2015 period. Our selling, general and administrative expenses decreased by approximately $572,000 and our depreciation and amortization expense increased by approximately $23,000. This resulted in an operating loss of approximately $107,000 in the current year's nine-month period as compared to an operating loss of approximately $1.08 million in the prior year's period. This is primarily a result of the implementation of various cost saving measures during the past 12 months including the elimination of poorly attended live events, as well as higher profit margins from the sale of certain technology products.
Online revenues continue to be an important factor to our net revenues. Many of our products, including our Accounting/Finance libraries, Cognistar Legal library, our Financial Campus courses, our engineering courses, our technology training products and our human resources and health and safety courses, are delivered online. Approximately 41% of our current period net revenues, exclusive of technology related products were derived from online products and related services.
The following table compares our statement of operations data for the nine-months ended September 30, 2015 and 2014. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the relative mix of products sold (accounting/finance, law, engineering, financial services, sales training – product, technology or compliance and ethics) and the method of delivery as well as the timing of custom project work, which can vary from quarter to quarter. In addition, our operating results in future periods may also be affected by acquisitions.

	Nine months ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage	Change
Net revenues	$9,148,526	100.0%	$9,122,894	100.0%	0.3%
Cost of revenues	3,853,797	42.1%	4,256,775	46.7%	(9.5)%
Gross profit	5,294,729	57.9%	4,866,119	53.3%	8.8%
Selling, general and administrative	4,594,082	50.2%	5,165,427	56.6%	(11.1)%
Depreciation and amortization	807,204	8.8%	784,019	8.6%	3.0%
Total operating expenses	5,401,286	59.0%	5,949,446	65.2%	(9.2)%
Operating (loss)	(106,557)	(1.2)%	(1,083,327)	(11.9)%	90.2%
Other income, net	13,017	0.1%	12,901	0.1%	0.9%
Net (loss) before income tax	(93,540)	(1.0)%	(1,070,426)	(11.7)%	91.3%
(Provision for) income taxes	(13,057)	(0.1)%	(62,760)	(0.7)%	79.2%
(Loss) from continuing operations	(106,597)	(1.2)%	(1,133,186)	(12.4)%	90.6%
(Loss) from discontinued operations, net of taxes	(33,696)	(0.4)%	(116,424)	(12.4)%	71.1%
Net (loss)	$(140,293)	(1.5)%	$(1,249,610)	(13.7)%	88.8%

Net revenues

The increase in net revenues reflected above was primarily due to: (i) a $640,000 increase in net revenues from our technology, consulting and video production divisions; and (ii) a $19,000 increase in net revenues from our engineering division. These increases were offset by:(i) a $282,000 decrease in net revenues from our accounting/finance division; (ii) a $287,000 decrease in net revenues from our financial services division; and (iii) a $64,000 decrease in net revenues from our SLE subsidiary. Under our long-standing policy, revenue is credited to the originating department regardless of the type of service that is performed.
In the first nine-months of 2015, net revenues from the accounting/finance division were approximately $7 million, or 77% of net revenues, compared to approximately $7.3 million, or 80% of net revenues, in the comparable 2014 period. Net revenues from subscription-based products and direct sales of course material on a non-subscription basis were approximately $4.9 million and $5.2 million in the same 2015 and 2014 nine-month periods, respectively. Net revenues from other sources in our accounting/finance division that are not subscription based increased by approximately $344,000 in the 2015 period as compared to the 2014 period. Live-training revenues decreased by $331,000 in the 2015 period from the 2014 period. Non-subscription-based revenues fluctuate from period to period. In the 2015 period, net revenues from online sales of accounting products decreased by approximately $128,000, as compared to the 2014 period, primarily as a result of decreased usage of courses sold on a non-subscription basis. Net revenues from our Loscalzo live training subsidiary decreased $121,000 in the 2015 period compared to the 2014 primarily due to decreased attendance at live seminars, as the various states see declining enrollments in these events as well as recent mergers of professional services firms and timing differences in the scheduling of events. Our EEI live training division's revenues decreased $210,000 in the 2015 period as compared to the 2014 period, primarily as a result of the elimination of under-performing seminars. Those decreases were offset in part by revenues earned from CPE administration, that is included in EEI's revenues. EEI's live training business is seasonal and its revenues are primarily earned in the second and fourth calendar quarters.
Our Financial Services division generated approximately $777,000 of net revenues for the nine-month period ended September 30, 2015, compared to approximately $1.1 million of net revenues for the same 2014 period. The decrease is due primarily from the recognition of income from a completed customization project for one client in the first and second quarters of 2014 period and the termination of a non profitable client.
For the nine-months ended September 30, 2015, SLE had net revenues of $205,000 compared to net revenues of $269,000 for the comparable 2014 period. For the 2015 period, SLE’s net revenues of $205,000 were generated by the Cognistar Legal division, as compared to $188,000 in the 2014 period. Net revenues of $81,000 generated by the Working Values Ethics and Compliance division in 2014 were derived primarily from custom consulting work. This division was terminated in December 2014.
Our Engineering division generated $309,000 of net revenues in the first nine-months of 2015 compared to $290,000 in the same 2014 period. The increase is primarily a result of increased sales from the newly updated exam prep courses. Sales of our engineering products are not subscription based and primarily sold through professional organizations. Sales of our Watch IT information technology program are now included in the revenues of our Engineering division.
Net revenues generated by our other divisions, which consist of video production and duplication and consulting increased by $640,000 in the first nine-months of 2015, as compared with the comparable 2014 period, primarily from the recognition of revenue from the sale of our technology products and related services.
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
Our gross profit margins for the nine-months ended September 30, 2015 increased to 57.9% from 53.3% in the same 2014 period. The increase in gross profit is attributable to a number of factors including, reduced expenditures on outsourced technology, the elimination of poorly performing live EEI and Loscalzo seminars, conferences and clients. Although, we have reduced our outsourced technology costs, we do devote a significant amount of internal and external resources to develop new features in our products and to update and maintain existing products and technology. These costs are charged to expense as they are incurred.

Cost of revenues decreased by approximately $403,000 in the nine-month period ended September 30, 2015 compared to the same 2014 period.

•
Outside labor and direct production costs. Outside labor includes the cost of hiring actors and production personnel such as directors, producers and cameramen and the outsourcing of non-video technology. The cost of such outside labor, which are primarily technology and video production personnel, decreased approximately $94,000. Direct production costs, which are costs related to producing videos, courses, custom projects or live instruction and includes such costs as renting equipment and locations and the use of live instructors for either teaching or developing the courses, decreased approximately $183,000. The decrease is primarily attributable to the cost of reduced expenses related to live training.

The variation in direct production costs are related to the type of production and other projects and do not reflect any trends in our business. As our business grows we may be required to hire additional production personnel, increasing our cost of revenues. Our course libraries require regular updating.

•
Royalties. Royalty expense decreased approximately $12,000 in the nine-months period September 30, 2015 as compared to the 2014 period. Royalty expense varies from period to period based on sales and usage of our various products. Royalty expense is primarily driven by our accounting and legal course catalogs and our engineering product sales. In addition, a number of our newer courses were developed internally and are not subject to royalties. Generally, royalties are now paid quarterly and are calculated based on a number of factors, not all of which are available to us on a timely basis. Accordingly, a substantial portion of our royalty expense for the period is estimated.

•
Salaries. Overall, payroll and related costs attributable to production personnel increased by approximately $24,000 in the 2015 period as compared to the 2014 period, primarily as a result of the re-hiring of our vice-president of content in the third quarter of 2015.

•
Other production related costs. These are other costs directly related to the production of our products or the costs related to live training such as purchases of materials, cost of venues, travel, shipping, and other. These costs decreased in the 2015 period by approximately $138,000 to approximately $389,000 in the 2015 period from approximately $527,000 in the 2014 period. This is primarily due to the reduction in live training events.

Selling, general and administrative expenses
Selling, general and administrative expenses include corporate overhead, such as compensation and benefits for administrative, sales and marketing and finance personnel, rent, insurance, professional fees, travel and entertainment and office expenses. Selling, general and administrative expenses for the nine-months ended September 30, 2015 decreased by approximately $571,000, or 11.1%, compared to the same 2014 period. This decrease is primarily attributable to reduced payrolls and related costs and a decrease in marketing expenses related to EEI live training events.
Compensation expense for the nine-months ended September 30, 2015 decreased by approximately $288,000 compared to the same 2014 period. The decrease in compensation expense is primarily attributable to savings from a reduction in headcount. In addition, included in compensation expense is stock based compensation expense of approximately $30,000, as compared to approximately $38,000 in the 2014 period.
Our other selling, general and administrative costs, exclusive of compensation costs, decreased by $284,000, primarily as a result of a reduction in marketing and promotional expenses related to EEI. We make every effort to control our costs, however, some selling, general and administrative expenses, such as costs related to technology, insurance, travel and other costs are harder to control. In addition, while we have reduced our outsourced customer service department costs, we anticipate increasing our spending on various marketing programs and the hiring of additional sales personnel.
Depreciation and amortization
Depreciation and amortization expense increased by approximately $23,000 for the nine-months ended September 30, 2015. Although, we have now fully amortized many of the assets acquired in prior acquisitions, we are continuously purchasing new computer equipment and have begun to amortize the costs related to the development of our AMS and other new technology as well as the development of new course content. We will begin amortizing the cost of other internally developed software as they are placed into service. Due to this we expect our depreciation and amortization expense on our fixed and intangible assets to decrease slightly in future periods. We capitalize internal costs for the development of new courses and other technology, as incurred. We continually replace and add to our computer and other equipment as it ages and as additional equipment is needed to accommodate growth.

Operating (loss)
For the nine-months ended September 30, 2015, the operating loss was approximately $107,000 compared to an operating loss of approximately $1.1 million in the corresponding 2014 period. The substantial decrease in the operating loss is primarily a result of relatively flat revenues, offset by decreases in the cost of revenues and selling, general and administrative costs.
Other income/expense, net
Other income and expense items consist of interest earned on deposits We have no debt other than trade payables and accrued liabilities. For both the nine-months periods ended September 30, 2015 and 2014 we had net other income of approximately $13,000.
Income taxes
For the nine-months ended September 30, 2015, we recorded a provision for income taxes of $13,000 primarily for state and local taxes as compared to $63,000 in the same 2014 period.
(Loss) from continuing operations
For the nine-months ended September 30, 2015 and 2014, we recorded a net loss from continuing operations of approximately $107,000 including an income tax provision of $13,000 as compared to a net loss of approximately $1.13 million including an income tax provision of $63,000, or $0.02 and $.24 per share, basic and diluted, respectively.
(Loss) from discontinued operations, net of taxes
For the nine-month period ended September 30, 2015, we recorded a net loss from discontinued operations of approximately $34,000 and compared to a net loss in the comparable 2014 period of approximately $116,000 or $0.01 and $.03 per share basic and diluted, respectively.

Net (loss)

     We recorded a net loss for the nine-months ended September 30, 2015 of approximately $140,000, or $0.03 per share basic and diluted, as compared to a net loss of approximately $1.25 million or $0.27 per share basic and diluted in the comparable 2014 period.

Liquidity and Capital Resources
At September 30, 2015 we had no long-term debt.
Our working capital as of September 30, 2015 and at December 31, 2014 was approximately $1.3 million, respectively. Our current ratio at September 30, 2015 and December 31, 2014 was 1.29 to 1 and 1.21 to 1, respectively. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities. The largest component of our current liabilities is deferred revenue, which was $3.8 million at September 30, 2015 and $4.8 million at December 31, 2014, respectively. The decline in deferred revenue is not indicative of any trends as there are often timing differences in the way we bill our clients. Also, a substantial portion of our subscription business is on a calendar year basis and as such the revenues get absorbed into income during the year, simultaneously reducing the deferred revenue. Additionally, at year-end we had a substantial amount of deferred revenue from our technology and consulting products, some of which was recognized as income in the first nine-months of 2015.
At September 30, 2015, we had cash and cash equivalents of approximately $4.3 million. For the nine-months ended September 30, 2015, we had a net decrease in cash and cash equivalents of approximately $537,000 that includes approximately $128,000 of cash provided by operating activities, $429,000 of cash used in investing activities and approximately $237,000 of cash used in financing activities. The primary components of our operating cash flows are net income or loss adjusted for non-cash expenses, such as depreciation and amortization stock-based compensation and deferred and current income taxes, and the changes in our operating assets and liabilities, such as accounts receivable, accounts payable and deferred revenues. Our cash balances fluctuate periodically due to timing differences such as the dates of certain large live training events.
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
We expect that our "Back to Basics" program will provide continual cost savings. We had anticipated that our annualized savings from net personnel and other cost reductions would have a positive effect on our net operating results. Actual cost of revenues and selling, general and administrative expenses were approximately $974,000 lower in the first nine-months of 2015 as compared to the first nine-months of 2014. However, some of these savings will and could be offset by reductions in revenues that were not part of our plan.
Any of these anticipated savings could be offset by reductions in revenues and related costs. We are hopeful that our increased marketing efforts will offset any declines in revenue. We must caution that these estimates can be greatly affected by many factors as our "Back to Basics" plan is implemented.
At September 30, 2015, we had, inclusive of discontinued operations, approximately $1,070,000 in receivables and $548,000 in payables and accrued expenses, as compared to $2.1 million of receivables and $1.2 million in payables and accrued expenses at December 31, 2014, exclusive of dividends payable.
Net cash provided by operating activities was approximately $128,000 for the nine-months ended September 30, 2015 after adjusting the loss of approximately $140,000 by non-cash charges of approximately $837,000, as compared to approximately $438,000 of cash used in the comparable nine-month period of 2014. The major other components of operating activity cash are from changes in the receipts from the collection of accounts receivables of approximately $985,000, offset by reductions in accounts payable of approximately $675,000 and deferred revenue of approximately $953,000. In addition, approximately $73,000 of prepaid expenses were charged to operations in the period.
For the nine-months ended September 30, 2015, net cash used in investing activities was approximately $429,000, which included capital expenditures consisting of computer equipment and software purchases of approximately $144,000, $125,000 for course development and $160,000 for capitalized software, as compared to approximately $728,000 of cash used in the comparable nine-month period of 2014. We anticipate that our capital expenditures for the remainder of 2015 will be substantially lower as compared to 2014, as we have completed the expenditures on most of our new technology. However, we do continually upgrade our technology hardware and, as such, we anticipate additional capital expenditures relating to equipment purchases over the next 12 months in the normal course of business.
Net cash used in financing activities of $236,000 for the nine-months ended September 30, 2015 reflects dividends paid of approximately $207,000 and stock repurchases of approximately $29,000, as compared to approximately $262,000 of net cash used in the comparable nine-month period of 2014.
We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.
In the future, we may issue debt or equity securities to satisfy our cash needs. Any debt incurred may be secured or unsecured, bear interest at a fixed or variable rate and may contain other terms and conditions that we deem are reasonable under the circumstances existing at the time. Any sales of equity securities may be at or below current market prices. There is no assurance that we will be successful in generating sufficient capital to adequately fund our needs.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding other than those incurred in the normal course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Company Purchases of its Equity Securities
During the nine-month period ended September 30, 2015, we repurchased a total of 17,084 shares of our Common Stock under our stock buy back program at a total cost of $29,415. No shares of our Common Stock were repurchased during the three month period ended September 30, 2015. As of September 30, 2015, as set forth in the table below, $347,694 was available under our stock buy back program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-31, 2015)	—	$—	—	$347,684
Month # 2 (August 1-31, 2015)	—	—	—	$347,684
Month #3 (September 1-30, 2015)	—	—	—	$347,684
Total	—	$—	—	$347,684

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 21, 2015, by and among DF Institute, LLC, SPL Merger Corp. and Smart Pros Ltd. (1)

10.1	Form of Support Agreement. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished herewith in accordance with Item 601(32)(ii) of Regulation S-K.
(1) Filed as an exhibit to our Current Report on Form 8-K, on October 23, 2015, and incorporated herein by reference.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartPros Ltd.

(Registrant)

Date:	November 5, 2015	/s/ Allen S. Greene

Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2015	/s/ Stanley P. Wirtheim

Chief Financial Officer
(Principal Financial Officer)